Form 10KSB
period 1996-09-30
TRANSPACIFIC INTERNATIONAL GROUP CORP
filed 1997-05-06
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended September 30, 1996.

Commission File Number                33- 3588-NY

          TRANSPACIFIC INTERNATIONAL GROUP CORP.
(Name of Small Business Issuer in Its Charter)

       Nevada
11-3860760
(State of Incorporation)                      (IRS Identification Number)

347 Fifth Ave., Suite 1507, New York, NY              10016
(Address of principal executive offices)                   (Zip Code)

                    (212) 213-6908
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.     0

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $97.00.
     As of September 30, 1996 there were 97,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.
TRANSPACIFIC INTERNATIONAL GROUP CORP.
10-KSB
September 30, 1996

PART I


Item 1.  DESCRIPTION OF BUSINESS

     The Company was organized under the laws of the State of Nevada on October 9, 1995. Since inception, the primary activity of the Company has been directed to organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a Business Combination. The Company has engaged in preliminary efforts intended to identify possible Business Combination, but has neither conducted negotiations concerning, nor entered into a letter of intent concerning any such Target Business.

     The Company's initial public offering comprised 3,000 shares of common stock (the "Common Stock") at a purchase price of $6.00 per share.

     The Company was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in Business Combinations presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of publicly-held corporation. The Company's principal business objective is to seek long-term growth potential in a Business Combination venture rather than to seek immediate, short-term earnings. The Company is not restricting its search to any specific business, industry or geographical location, and the Company may engage in a Business Combination.

     The Company has 18 months from its date of effectiveness (February 12, 1998) to consummate a Business Combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated Business Combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury. Persons who purchased shares in the Company's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. The Company's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Although substantially all of the Company's initial public offering are intended to be utilized generally to effect a Business Combination, such proceeds have not otherwise been designated for any specific purposes. Pursuant to Rule 419, prospective investors who invest in the Company will have an opportunity to evaluate the specific merits or risks of only the Business Combination management decides to enter into. TRANSPACIFIC INTERNATIONAL GROUP CORP.
10-KSB
September 30, 1996

     The Company will remain an insignificant player among the firms which engage in Business Combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. Also, the Company will be competing with a large number of other small, blank check public companies located throughout the United States.

     Although the Company is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an Investment Company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. The Company believes that its principle activities will not subject it to regulation under the Investment Company
Act. Nevertheless, there can be no assurances that the Company will not be deemed to be an Investment Company. Pending utilization of the proceeds from the exercise of the Warrants, the funds may be invested primarily in certificates of deposit, interest bearing savings accounts or government securities. In the event the Company is deemed to be an Investment Company, the Company may be subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940.

     The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

     The Company presently has no employees.

Item 2.  PROPERTIES

     The Company is presently using the office of David Chang, CPA, Secretary of the Company, as its office. Mr. Chang does not charge the Company for this service. Such arrangement is expected to continue until a Business Combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

     The Company at present owns no equipment, and does not intend to own any prior to engaging in a Business Combination.

Item 3.  LEGAL PROCEEDINGS

     The Company is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against the Company which may materially affect the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meeting in the fourth quarter of this fiscal year.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common shares. As of September 30, 1996, there were 97,000 shares of common stock outstanding. The par value per share is $.0001. The Company has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, the Company offered 3,000 shares of Common Stock at $6.00 per share. All 3,000 shares were sold and, along with the proceeds of that offering, are presently held in escrow pending consummation of a Business Combination.

Item 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations are being paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

     The Company may seek a Business Combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional
capital.   A Business Combination may involve the acquisition of, or merger with, a Company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.

     Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over the Company (to avoid tax consequences or to have complete authority to manage the business) will almost assure that the Company will combine with just one target business. Management also anticipates that upon consummation of a Business Combination, there will be a change in control in the Company which will most likely result in the resignation or removal of the Company's present officers and directors.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.

     The Company's selection of a Business Combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The analysis of Business Combinations is being undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

     Management will not actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to or in connection with a proposed Business Combination unless such a purchase is requested by a Target Company as a condition to a merger or acquisition. The officers and directors of the Company who own Common Stock have agreed to comply with this provision which is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

     As a part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner of the Business Combination will depend on the nature of the Target Business, the respective needs and desires of the Company and other parties, the management of the Target Business opportunity, and the relative negotiating strength of the Company and such other management.

     The Company has no present policy as to whether the Company may acquire or merge with a business in which the Company's management, promoters, their affiliates or associates have a direct or indirect ownership interest. The Company also lacks a policy with regard to related party transactions in general. The Company's officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business ventures with respect to the Company. The Company will evaluate all possible Business Combinations brought to it. If at any time a Business Combination is brought to the Company by any of the Company's promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment, thereby allowing the public investors the opportunity to fully evaluate the Business Combination.

     The Company has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee, it will be paid at the direction of the successor management after a change in management control resulting from a Business Combination. The Company's policy regarding finder's fees is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     The Company does not intend to advertise or promote the Company. Instead, the Company's management will actively search for potential Target Businesses. In the event management decides to advertise (in the form of an ad in a legal publication) to attract a Target Business, the cost of such advertising will be assumed by management. Pursuant to a registration statement dated August 12, 1996, the Company offered 3,000 shares of common stock at $6.00 per share. All 3,000 shares of common stock were sold and are being held in escrow, along with the proceeds of the offering, pending consummation of a Business Combination.

      TRANSPACIFIC INTERNATIONAL GROUP CORP.
10-KSB
September 30, 1996

Item 7. FINANCIAL STATEMENTS

     TRANSPACIFIC INTERNATIONAL GROUP CORP.
                        (A Development Stage Company)
AUDITOR'S REPORT ON FINANCIAL STATEMENTS
          For the period from October 9, 1995 (Date of Inception) to September 30, 1996


     Independent Auditor's Report

The Stockholders
     Transpacific International Group, Corp.

     We have audited the accompanying balance sheet of Transpacific International Group Corp. (A Development Stage Company) as of September 30, 1996 and the related statements of operations, retained earnings, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transpacific International Group Corp. as of September 30, 1996, and the results of their operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.


          ---------------------
          German Chacon, CPA
          December 16, 1996
          New York, N.Y. 10502
AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION


Our audits of the basic financial statements of Transpacific International Group Corp. for the period ending September 30, 1996, were made primarily to form an opinion on such financial statements taken as a whole. The supplementary information contained in the following pages is presented for the purpose of additional analysis and, although not required for a fair presentation of financial position, results of operations, and changes in financial position, was subjected to the procedures applied in the audits of the basic financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements.

German Chacon, CPA
New York, N.Y.
December 16, 1996
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF SEPTEMBER 30, 1996


ASSETS

CURRENT ASSETS

Cash                                         2,730

     Total Current Assets                    2,730

OTHER ASSETS
Organization costs                               0
Deferred offering costs                          0

     Total Other Assets                          0

               TOTAL ASSETS                  2,730


CURRENT LIABILITIES
Accounts payable                                 0

     Total Current Liabilities                   0

STOCKHOLDER'S EQUITY
Common Stock
$.0001 par value, 20 million shares authorized,
$97,000 shares issued and outstanding           10
Paid in Capital (Note 2)                    24,997
Deficit accumulated during
the development stage                      (22,276)

                                             2,730

     Total Liabilities and Equity            2,730



See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS & DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STATE
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1996

Operating Income:

Revenues                                     0
Interest Income                            189
Cost of revenues                             0

Gross profit                               189

Operating expenses:

General & administrative expenses            0
Professional fees(Schedule 1)               22,465

Operating income (loss)                   (22,276)

Non operating (income) expenses:

Depreciation                                 0
Amortization                                 0
Interest & bank charges                      0

Income (loss) before taxes             (22,276)

Provision for income taxes                   0

Net income (loss)                      (22,276)

Deficit accumulated during development stage
beginning/end                          (22,276)

# of common shares outstanding
from date of inception                  97,000



See accompanying independent accountant's report and notes to the financial statements


TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1996


                                   Common Stock
                                                  Additional     Total
                                                  Paid-in    Stockholders'
                         Shares     Amount        Capital    Equity

Issuance of common stock
     Nov-29-1995        86,000         9            22,162     22,171

Issuance of common stock
     Nov-29-1995        11,000         1             2,835      2,836


                        97,000        10            24,997     25,007

Deficit accumulated during the
development stage for amounts
applicable to the statement of
operations                                         (22,276)    (22,276)


                        97,000        10             2,721       2,730














See accompanying independent accountant's report and notes to the financial statements
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1996


Operating activities:
Net income (loss)                                       (22,276)
Non cash charges (credit to earnings):
Depreciation and amortization                               0

Changes in operating assets and liabilities:                0

Net cash provided (used) in operating activities        (22,276)

Cash provided by (used) in investing activities:
Equity increase (decrease)                              (25,007)

Net cash provided (used) in investing activities        (25,007)

Financing activities:
Net cash provided (used) in financing activities            0

Net increase (decrease) in cash                             0
Cash at October 9, 1995 (date of inception)                 0
Cash at September 30, 1996                                  0

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized0
Income taxes paid                                           0











See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1996

1.NATURE OF THE BUSINESS

Transpacific International Group Corp. (A Development Stage Company), was organized in 1995, as a blank check company which plans to look for a suitable business to merge with or acquire. Operation since October 9, 1995 have consisted primarily of the first capital contribution by the insiders, and coordination activities with the law firm regarding the SEC registration of the company.

2.STOCKHOLDERS' EQUITY

The company was duly organized under the laws of the State of Nevada. The company authorized twenty million (20,000,000) shares of Common Stock at $.0001 par value. The company raised $25,007, in 1995, through a Subscription
Agreement.   (See the statement of changes in stockholders' equity.)

3.RELATED PARTY TRANSACTIONS

Joel Schonfeld, attorney at law, is a legal firm whose partners are stockholders of Transpacific International Group Corp. During 1995, the company advanced Joel Schonfeld $20,000 representing legal fees. It is estimated that the company will pay Joel Schonfeld an additional $5,000 in 1996 upon completion of the SEC Securities Registration Agreement.

4.STATEMENT OF CASH FLOWS

Cash Equivalents - The Company recognizes cash deposited in its bank account as cash equivalents for purposes of the Statement of Cash Flows.

5.RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.
                                    Schedule 1

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
GENERAL & ADMINISTRATION EXPENSES
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1996


Legal fees                                        20,000
Other professional fees                            2,465

Total General & administrative expenses           22,465





























See accompanying independent accountant's report and notes to the financial statements


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
10-KSB
September 30, 1996


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company, and further information concerning them are as follows:


Name(1)                         Age                    Position
Ho Cheong Chio                   45            President, Chairman of
The Bank of America Building               The Board of Directors
27/F-A-D Avenida
Doutor Mario
Soares, Macau

David Chang                     41             Secretary, Treasurer,
116 Pinehurst Ave., #L21                       Director
New York, NY  10033

Christian Constantinov          40             Director
922 Old Post Rd.
Bedford, NY 10506

____________________

(1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.


BIOGRAPHY

Ho Cheong Chio, 45, has been President and Chairman of the Board of Directors
of the Company since the Company's organization.   Since 1982, Mr. Chio has
been the owner and manager of Far East Trading Co., a trading company located in Hong Kong. Mr. Chio graduated from South China Normal University High School, located in Canton, China.

David Chang, 41, has been Secretary, Treasurer and a director of the Company since the Company's organization. Mr. Chang is a certified public accountant, and has had his own accounting and tax practice since 1992. From 1989 to 1992, Mr. Chang was employed as a certified public accountant with James D. Miller, P.C., in New York. Mr. Chang received his M.S. in Accounting and Taxation from American University, and his B.A. in English Literature from Zhongshan University, Canton, China.

Christian Constantinov, 40, has been a director of the Company since December 4, 1995. Since 1991, Mr. Constantinov has been a professor at McGill University in Montreal, Canada. From 1990 to 1995, he was a vice president of Sony Classical Production, Inc. Mr. Constantinov received his M.A. in Piano from the Conservatory of Sofia in Sofia, Bulgaria, and is a graduate of the Gradate School of Engineering in Sofia.



Item 10.  EXECUTIVE COMPENSATION

     No officer or director of the Company has received any cash remuneration since the Company's inception, and none received or accrued any remuneration from the Company at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to the Company's affairs.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1996 by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all directors and officers of the Company as a group.


Name/Address          Shares of             Percent of       Percent of
Beneficial            Common Stock          Class Owned      Class Owned
Owner (1)             Beneficially Owned    Before Offering  After Offering

Ho Cheong Chio (2)          86,000             88.7%             86.0%
The Bank of China Building
27/F-A-D Avenida
Doutor Mario
Soares, Macau

David Chang (2)               0                0                0
116 Pinehurst Ave., #L21
New York, NY  10033

Christian Constantinov (2)    0                0               0
922 Old Post Rd.
Bedford, NY 10506

Total Officers
and Directors
(3 persons)               86,000             88.7%           86.0%

Total                    97,000            100 %            97.0%

--------------------------------


     (1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.

     (2) Ho Cheong Chio is President of the Company, and Chairman of the Board of Directors. David Chang is Secretary, Treasurer and a director of the Company, and Christian Constantinov is a director.


     None of the current stockholders have received or will receive any extra or special benefits that were not shared equally (pro rata) by all holders of shares of the Company's stock.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

NONE SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               TRANSPACIFIC INTERNATIONAL GROUP CORP.

By Ho Cheong Chio
  HO CHEONG CHIO, President

Date 4/22/97

     In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By Ho Cheong Chio
 HO CHEONG CHIO, President, Director

Date 4/22/97                                                              *
*  *

By David Chang
DAVID CHANG, Secretary, Director

Date 4/22/97
*  *  *

By
   CHRISTIAN CONSTANTINOV, DIRECTOR

Date
*  *  *



     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.