Form 10QSB
period 1996-12-31
TRANSPACIFIC INTERNATIONAL GROUP CORP
filed 1997-05-06
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended December 31, 1996

Commission File Number 333-588-NY

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X


     As of December 31, 1996 there were 97,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996






INDEX




                                                     PAGE

PART I - FINANCIAL INFORMATION

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
     December 31, 1996

     Statements of Operations
      Three Months Ended December 31, 1996
     Statements of Cash Flows
      Three Months Ended December 31, 1996

     Notes to Financial Statements

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996





PART I

FINANCIAL INFORMATION




Item 1.  Financial Statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF December 31, 1996


ASSETS

CURRENT ASSETS

Cash                                              2,744

     Total Current Assets                         2,744

OTHER ASSETS
Organization costs                                  0
Deferred offering costs                             0

     Total Other Assets                             0

               TOTAL ASSETS                        2,744


CURRENT LIABILITIES
Accounts payable                                     0

     Total Current Liabilities                       0

STOCKHOLDER'S EQUITY
Common Stock$.0001 par value,
20 million shares authorized,
 97,000 shares issued and outstanding                  10
Paid in Capital (Note 2)                           24,997
Deficit accumulated during
the development stage                             (22,263)

                                                    2,744

     Total Liabilities and Equity                   2,744



See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS & DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STATE
Three months ended December 31, 1996 and
the Period from October 9, 1995 (Date of Inception)
To December 31, 1996
                                        Three months       October 9,
                                        Ended                  1995
                                        December 31,      (Inception) to
                                        1996               December 31,
                                                            1996
Operating Income:
Revenues                                     0                0
Interest Income                             14               202
Cost of revenues                            0                  0

Gross profit                                14               202

Operating expenses:
General & administrative expenses           0                  0
Professional fees(Schedule 1)               0             22,465


Operating income (loss)                    14             (22,263)

Non operating (income) expenses:
Depreciation                                0                   0
Amortization                                0                   0
Interest & bank charges                     0                   0


Income (loss) before taxes                 14              (22,263)

Provision for income taxes                  0                   0


Net income (loss)                          14              (22,263)

Deficit accumulated during development stage
beginning through September 30, 1996     (22,277)           (22,263)

Deficit accumulated during
development stage
beginning through
December 31, 1996 - end
                                         (22,263)                 0

# of common shares outstanding
from date of inception                     97,000               97,000
See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
Three months ended December 31, 1996,
and the Period from October 9, 1995 (Date of Inception) to December 31, 1996


                                             Additional     Total
                                               Paid-in    Stockholders'
                                   Shares     Capital      Equity

Issuance of common stock
     Nov-29-1995                   86,000    22,171      22,171

Issuance of common stock
     Nov-29-1995                   11,000     2,836       2,836

                                   97,000    25,007      25,007

Deficit accumulated during the
development stage for amounts
applicable to the statement of
operations                                  (22,263)      (22,263)

                                   97,000     2,744        2,744
















See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Three months ended December 31, 1996 and the Period from October 9, 1996 (Date of Inception) to December 31, 1996

                                        Three months      October 9,
                                         Ended              1995
                                        December 31,     (Inception) to
                                          1996            December 31,
                                                            1996
Operating activities:
Net income (loss)                         14                 (22,263)
Non cash charges (credit to earnings):
Depreciation and amortization             0                     0

Changes in operating assets and liabilities:  0                 0

Net cash provided (used) in operating activities    14         (22,263)

Cash provided by (used) in investing activities:
Equity increase (decrease)                     0                 25,007


Net cash provided (used) in investing activities     0           25,007

Financing activities:
Net cash provided (used) in financing activities     0              0

Net increase (decrease) in cash                      14          2,744
Cash at October 9, 1995 (date of inception)          2,730          0
Cash at December 31, 1996                            2,744       2,744

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized             0              0
Income taxes paid                                    0              0







See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO December 31, 1996

1.NATURE OF THE BUSINESS

Transpacific International Group Corp. (A Development Stage Company), was organized in 1995, as a blank check company which plans to look for a suitable business to merge with or acquire. Since October 9, 1995 operations have consisted primarily of the first capital contribution by the insiders, and coordination activities with the law firm regarding the SEC registration of the company.

2.STOCKHOLDERS' EQUITY

The company was duly organized under the laws of the State of Nevada. The company authorized twenty million (20,000,000) shares of Common Stock at $.0001 par value. The company raised $25,007, in 1995, through a Subscription
Agreement.   (See the statement of changes in stockholders' equity.)

3.RELATED PARTY TRANSACTIONS

Joel Schonfeld, attorney at law, is a legal firm whose partners are stockholders of Transpacific International Group Corp. During 1995, the company advanced Joel Schonfeld $20,000 representing legal fees for completion of the SEC Securities Registration Agreement.

4.STATEMENT OF CASH FLOWS

Cash Equivalents - The Company recognizes cash deposited in its bank account as cash equivalents for purposes of the Statement of Cash Flows.

5.RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

                                              Schedule 1     Schedule 1

TRANSPACIFIC INTERNATIONAL GROUP CORP.       Three months     October 9,
(A Development Stage
Company)
                                               Ended              1995
GENERAL & ADMINISTRATION EXPENSES             December 31,     December
                                                                 31,
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)   1996      1996
TO December 31, 1996


Legal fees                                        0                20,000
Other professional fees                           0                 2,465


Total General & administrative expenses           0                 22,465



























See accompanying independent accountant's report and notes to the financial statements



TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
December 31, 1996



Item 2.  Management's Discussion and Analysis and Plan of Operation



     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations will be paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

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


     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (including funds to be received upon exercise of the Warrants, the sale of the Secondary Securities and the exercise of the Warrants contained therein) (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996


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

None of the Company's officers or directors have had any preliminary contact or discussions with any representative of any other entity regarding a Business Combination. Accordingly, any Target Business that is selected may be a financially unstable Company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subjected to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may affect a Business Combination with an entity in an industry characterized by a high level of risk, and although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996


     The Company anticipates that the selection of a Business Combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996


     Since the Company will be subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the Company(s) acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event the Company's obligation to file periodic reports is suspended under Section 15(d), the Company intends on voluntarily filing such reports.

     It may be anticipated that any Business Combination will present certain risks. Many of these risks cannot be adequately identified prior to selection, and investors herein must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the potential combinations available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's merger or acquisition, and there is a risk, even after the consummation of such Business Combinations and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the Combinations may involve new and untested products, processes, or market strategies which may not succeed.
Such risks will be assumed by the Company and, therefore, its shareholders.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

     Investors should note that any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in this offering. On the consummation of a Business Combination, the Target Business will have significantly more assets than the Company; therefore, management plans to offer a controlling interest in the Company to the Target Business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it TRANSPACIFIC INTERNATIONAL
 GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996


desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 2% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management of the Company may choose to avail the Company of these provisions. In addition, a majority of all of the Company's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

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

     As a part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
DECEMBER 31, 1996


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


     The Company is a blank check company. It has no business of its own, but instead is attempting to engage in a business combination through the acquisition of a target company. The Company has no current cash requirements, save for the printing and filing of reports with the Securities and Exchange Commission. The Company does not intend to raise any additional monies within the next twelve months.





SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               TRANSPACIFIC INTERNATIONAL GROUP CORP.




              By:   Ho Cheong Chio

               Ho Cheong Chio, President





Dated: 4/22/97      Ho Cheong Chio
               Ho Cheong Chio, President, Director


Dated: 4/22/97 David Chang
               David Chang, Secretary, Director


Dated:
               Christian Constantinov, Director