Form 10QSB
period 1997-03-31
TRANSPACIFIC INTERNATIONAL GROUP CORP
filed 1997-09-24
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended March 31, 1997

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


     As of March 31, 1997, there were 97,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
MARCH 31, 1997



INDEX


Page #


PART I - FINANCIAL INFORMATION

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

Balance sheet - as of March 31, 1997

Statement of operations & deficit accumulated during the development stage
Three months ended March 31, 1997
and the Period October 9, 1995 (Date of Inception) to March 31, 1997

Statement of change in stockholders' equity
Three months ended March 31, 1997
and the Period October 9, 1995 (Date of Inception) to March 31, 1997

Statement of cash flows
Three months ended March 31, 1997
and the Period October 9, 1995 (Date of Inception) to March 31, 1997

Notes to the financial statements

General and administrative expenses
Three months ended March 31, 1997
and the Period October 9, 1995 (Date of Inception) to March 31, 1997

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION


TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
MARCH 31, 1997





PART I

FINANCIAL INFORMATION




Item 1.  Financial Statements


      TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF MARCH 31, 1997

ASSETS

CURRENT ASSETS

Cash                        783

     Total Current Assets   783

OTHER ASSETS
Organization costs             0
Deferred offering costs        0

     Total Other Assets        0

               TOTAL ASSETS  783


CURRENT LIABILITIES

Accounts payable               0

     Total Current Liabilities 0

STOCKHOLDER'S EQUITY

Common Stock$.0001 par value,
20 million shares authorized,
97,000 shares issued and
outstanding                   10
Paid in Capital (Note 2)   24,997
Deficit accumulated during
the development stage      (24,224)

                              783

  Total Liabilities
   and Equity                 783


See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS & DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STAGE
THREE MONTHS ENDED MARCH 31, 1997, AND
THE PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO MARCH 31, 1997
                                                              October 9,
                                   Three months                 1995
                                          Ended           (Inception) to
                                       March 31,               March 31,
                                            1997                 1997
Operating Income:
Revenues                                      0                    0
Interest Income                              15                  217
Cost of revenues                              0                    0

Gross profit                                 15                  217

Operating expenses:
General & administrative expenses             0                     0
Professional fees(Sch 1)                  1,965                24,430


Operating income (loss)                  ( 1,950)             (24,213)

Non operating (income) expenses:
Depreciation & Amortization                   0                    0
Interest & Bank Charges                      11                   11


Income (loss) before taxes             (  1,961)              (24,224)
Provision for income taxes                  0                      0


Net income (loss)                       (  1,961)             (24,224)

Deficit accumulated during development stage
beginning through March 31, 1997         (22,263)                  0

Deficit accumulated during development stage
beginning through March 31, 1997        (24,224)              (24,224)

# of common shares outstanding
from date of inception                    97,000                97,000
See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1997, AND
THE PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO MARCH 31, 1997



                                               Additional     Total
                                               Paid-in    Stockholders'
                                   Shares       Capital   Equity

Issuance of common stock
          Nov-29-1995               86,000    22,171      22,171

Issuance of common stock
          Nov-29-1995              11,000      2,836        2,836


                                   97,000    25,007      25,007

Deficit accumulated during the
development stage for amounts applicable
to the statement of operations
                                            (24,224)      (24,224)

                                   97,000        783          783















See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997, AND
THE PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO MARCH 31, 1997
                                                      October 9,
                                   Three months          1995
                                          Ended     (Inception) to
                                       March 31,       March 31,
                                            1997          1997

Operating activities:
Net income (loss)                         (1,961)     (24,224)
Non cash charges (credit to earnings):
Depreciation and amortization                0            0

Changes in operating assets and
liabilities:

Net cash provided (used) in operating activities
                                         (1,961)      (24,224)

Cash provided by (used) in investing activities:
Equity increase (decrease)                   0         25,007


Net cash provided (used) in investing
 activities                                  0         25,007

Financing activities:

Net cash provided (used) in financing activities
                                             0            0

Net increase (decrease) in cash         (1,961)         783

Cash at October 9, 1995
 (date of inception)                     2,744           0

Cash at December 31, 1996                  783         783

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized    11          11
Income taxes paid                           0            0

See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD OCTOBER 9, 1995 (Date of Inception)
TO MARCH 31, 1997


A.NATURE OF THE BUSINESS

Transpacific International Group Corp. (A Development Stage Company), was organized in 1995, as a blank check company which plans to look for a suitable business to merge with or acquire. Since October 9, 1995, operations have consisted primarily of the first capital contribution by the insiders, and coordination activities with the law firm regarding the SEC registration of the company.

B.STOCKHOLDERS' EQUITY

The company was duly organized under the laws of the State of Nevada. The company authorized twenty million (20,000,000) shares of Common Stock at $.0001 par value. The company raised $25,007, in 1995, through a Subscription
Agreement.   (See the statement of changes in stockholders' equity.)

C.RELATED PARTY TRANSACTIONS

Joel Schonfeld, attorney at law, is a legal firm whose partners are stockholders of Transpacific International Group Corp. During 1995, the company advanced Joel Schonfeld $20,000, representing legal fees, for the completion of the SEC Securities Registration Agreement.

D.STATEMENT OF CASH FLOWS

Cash Equivalents - The Company recognizes cash deposited in its bank account as cash equivalents for purposes of the Statement of Cash Flows.

E. RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

                                              Schedule 1       Schedule 1

TRANSPACIFIC INTERNATIONAL GROUP CORP.        Three months     October 9,
(A Development Stage Company)                   ended              1995
GENERAL & ADMINISTRATION EXPENSES             March 31,        March 31,
THREE MONTHS ENDED MARCH 31, 1997, AND           1997             1997
THE PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO MARCH 31, 1997


Legal fees                                           0          20,000
Other professional fees                          1,965            4,430


Total General & administrative expenses
                                                 1,965           24,430



























See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
March 31, 1997



Item 2.  Management's Discussion and Analysis and Plan of Operation



     The Company does not currently engage in any business activities which provide any cash flow. Thecosts of identifying, investigating, and analyzing Business Combinations will be paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

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

     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
MARCH 31, 1997


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

     Investors should note that any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in this offering. On the consummation of a Business Combination, the Target Business will have significantly more assets than the Company; therefore, management plans to offer a controlling interest in the Company to the Target Business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 2% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management of the Company may choose to avail the Company of these provisions. In addition, a majority of all of the Company's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

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


               TRANSPACIFIC INTERNATIONAL GROUP CORP.




              By:
               Ho Cheong Chio, President





Dated: 9/22/97 Ho Cheong Chio
               Ho Cheong Chio, President, Director


Dated: 9/22/97 David Chang
               David Chang, Secretary, Director


Dated: 9/22/97 Christian Constantinov
               Christian Constantinov, Director