Form 10QSB
period 1997-06-30
TRANSPACIFIC INTERNATIONAL GROUP CORP
filed 1997-10-20
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 1997

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


     As of June 30, 1997 there were 97,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


TABLE OF CONTENT


PART I - FINANCIAL INFORMATION

 Item I - FINANCIAL STATEMENTS (UNAUDITED)



Report of Independent Auditor

Balance sheet - as of June 30, 1997

Statement of operations & deficit accumulated during the development stage
Six months ended June 30, 1997
and the Period October 9, 1995 (Date of Inception) to June 30, 1997

Statement of change in stockholders' equity
Six months ended June 30, 1997
and the Period October 9, 1995 (Date of Inception) to June 30, 1997

Statement of cash flows
Six months ended June 30, 1997
and the Period October 9, 1995 (Date of Inception) to June 30, 1997

Notes to the financial statements

General and administrative expenses
Six months ended June 30, 1997
and the Period October 9, 1995 (Date of Inception) to June 30, 1997

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997





PART I

FINANCIAL INFORMATION

German W. Chacon78 Euclid Ave - Ardsley, N.Y. 10502
Certified Public AccountantTel (914) 693-5029 Fax (914) 693-5030



TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
AUDITOR'S REPORT ON FINANCIAL STATEMENTS
For the period from October 9, 1995 (Date of Inception) to June 30, 1997


Independent Auditor's Report

The Stockholders
Transpacific International Group, Corp.

We have audited the accompanying balance sheet of Transpacific International Group Corp. (a development stage company) as of June 30, 1997, and the related statements of operations, retaining earnings, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transpacific International Group Corp. as of June 30, 1997, and the results of their operations and cash flows for the six months then ended, in conformity with generally accepted accounting principles.

/s/ German W. Chacon

July 24, 1997
New York, New York 10502

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF JUNE 30, 1997


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


See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS & DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STAGE
Six Months ended June 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to June 30, 1997
                                                               Six months

                                                                 Ended
                                                               June 30,
                                                                 1997
Operating Income:
Revenues                                                           0
Interest Income                                                     15
Cost of revenues                                                    0

Gross profit                                                        15

Operating expenses:
General & administrative expenses                                      0
Professional fees(Sch 1)                                             1,965

Operating income (loss)                                            ( 1,950)

Non operating (income) expenses:
Depreciation & Amortization                                           0
Interest & Bank Charges                                               11


Income (loss) before taxes                                         (  1,961)
Provision for income taxes                                            0

Net income (loss)                                                  ( 1,961)

Deficit accumulated during development stage
beginning through June 30,
1997                                                                (22,263)

Deficit accumulated during development stage
beginning through June 30, 1997                                     (24,224)

# of common shares outstanding
from date of inception                                               97,000

See accompanying independent accountant's report and notes to the financial statements

      TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
Six months ended June 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to June 30, 1997



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















See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Six Months ended June 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to June 30, 1997

                                               Six Months
                                                     Ended
                                                      June
                                                     30,
                                                     1997

Operating activities:
Net income (loss)                                  (1,961)
Non cash charges (credit to earnings):
Depreciation and amortization                         0

Changes in operating assets and liabilities:
                                                      0

Net cash provided (used) in operating activities   (1,961)

Cash provided by (used) in investing activities:
Equity increase (decrease)                             0


Net cash provided (used) in investing activities       0

Financing activities:

Net cash provided (used) in financing
activities                                             0

Net increase (decrease) in cash                     (1,961)

Cash at October 9, 1995 (date of inception)          2,744

Cash at June 30, 1997                                  783

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized               11
Income taxes paid                                       0

See accompanying independent accountant's report and notes to the financial statements





German W. Chacon78 Euclid Ave - Ardsley, N.Y. 10502
Certified Public AccountantTel (914) 693-5029 Fax (914) 693-5030




AUDITOR'S REPORT ON SUPPLEMENT INFORMATION


Our audit of the basic financial statements of Transpacific International Group Corp. for the six months ending June 30, 1997, were made primarily to form an opinion on such financial statements taken as a whole. The supplementary information contained in the following pages is presented for the propose of additional analysis and, although not required for a fair presentation of financial position, results of operations, and changes in financial position, was subjected to the procedures applied in the audits of the basic financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements.





/s/ German W. Chacon


New York, N.Y.
July 24, 1997 TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD OCTOBER 9, 1995 (Date of Inception)
TO JUNE 30, 1997


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

                                                        Schedule 1

TRANSPACIFIC INTERNATIONAL GROUP CORP.                     Six months
(A Development Stage
Company)                                                       Ended
GENERAL & ADMINISTRATION EXPENSES                           June 30,
Six Months ended June 30, 1997,
and                                                          1997
the period from October 9, 1995 (Date of Inception) to June 30, 1997


Legal fees                                                     0
Other professional fees                                    1,965


Total General & administrative expenses
                                                            1,965






























See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997



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


     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (including funds to be received upon exercise of the Warrants, the sale of the Secondary Securities and the exercise of the Warrants contained therein) (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.
TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


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

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


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

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


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

     Investors should note that any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in this offering. On the consummation of a Business Combination, the Target Business will have significantly more assets than the Company; therefore, management plans to offer a controlling interest in the Company to the Target Business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it
TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 2% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management of the Company may choose to avail the Company of these provisions. In addition, a majority of all of the Company's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

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

     As a part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
FORM 10-QSB
June 30, 1997


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


               TRANSPACIFIC INTERNATIONAL GROUP CORP.




              By: Ho Cheong Chio
               Ho Cheong Chio, President





Dated:     October 13, 1997

               Ho Cheong Chio
               Ho Cheong Chio, President, Director


Dated:     October 13, 1997

               David Chang
               David Chang, Secretary, Director


Dated:     October 13, 1997

               Christian Constantinov
               Christian Constantinov, Director