Form 10KSB
period 1997-09-30
TRANSPACIFIC INTERNATIONAL GROUP CORP
filed 1998-01-09
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended September 30, 1997.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $97.00.
     As of September 30, 1997 there were 97,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.
TRANSPACIFIC INTERNATIONAL GROUP CORP.
10-KSB
September 30, 1997

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

     The Company has entered into an agreement and plan of merger (the "Merger Agreement") with Coffee Holding Co., Inc. ("Coffee"), a distributer, roaster and wholesaler of coffee. Pursuant to the Merger Agreement dated October 31, 1997, Coffee shall be merged into the Company, with the Company as the surviving entity (the "Merger"). Thus, on the Effective Date (as defined in the Merger Agreement), all Coffee shareholders shall become shareholders of the Company as a result of the Merger.

     Pursuant to Rule 419, the Company has filed withe the Commission, a post-effective amendment to its registration statement on Form SB-2 under the Securities Act with respect to the common shares subject to the reconfirmation offer thereto.

     Coffee was incorporated in the State of New York on January 22, 1971. Coffee commenced operations in 1971, and began its business trading green coffee. Since then, Coffee has diversified its operations to include distribution of roasted and blended coffees, as well as sales of green coffees. Coffee's business now incorporates many segments of the coffee industry, including roasting and packaging their own line of blended coffees, such as "Via Roma" and "Cafe Caribe," roasting and packaging private label coffee for large supermarket chains, roasting and packaging specialized blended "gourmet" coffees, selling or brokering green coffee to small roasters or coffee shop operators, and operating their own warehouse equipped with modern roasting and packaging machinery. The executive offices of Coffee are located at 4401 First Avenue, Brooklyn, New York 11232 . Coffee's phone number is (718) 832-0800.

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

     The Company presently has no employees.

Item 2.  DESCRIPTION OF PROPERTY

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

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common shares. As of September 30, 1997, there were 97,000 shares of common stock outstanding, excluding 3,000 shares currently held in escrow. The par value per share is $.0001. The Company has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, the Company offered 3,000 shares of Common Stock at $6.00 per share. All 3,000 shares were sold and, along with the proceeds of that offering, are presently held in escrow pending consummation of a Business Combination.

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

     The Company has entered into a merger agreement with Coffee pursuant to which Coffee shall merge into the Company. The terms of the Merger are set forth in the Merger Agreement and consummation of the Merger is conditioned upon, among other things, the acceptance of the Reconfirmation Offer by holders of at least 80% of the shares owned by investors in the Company's initial public offering. As a result of the consummation of the Merger, Coffee will be merged into Transpacific, with Transpacific as the Surviving Entity. Upon consummation of the Merger, (i) each shareholder who holds shares of Transpacific's common stock registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 12, 1996 ("Registered Common Stock") prior to the Merger and who accepts the Reconfirmation Offer shall continue to hold his or her share certificate(s) representing Transpacific's Registered Common Stock; and (ii) each stockholder of Registered Common Stock who rejects the Reconfirmation Offer will be paid his or her pro rata share of the amount in the Escrow Account of approximately $5.40 per share. In the event the escrowed funds exceed $16,200 at the consummation of the Merger, those funds shall be distributed on a pro rata basis to those Transpacific shareholders who reject the reconfirmation offering. At the Effective Date of the Merger, 100% of the issued and outstanding shares of Coffee shall be canceled. Transpacific common stock shall be split ten for one (10:1), after which 3,000,000 shares shall be issued to Coffee shareholders after the Effective Date, current Transpacific shareholders shall own 1,000,000 shares, representing 25% of the Surviving Entity. This amount includes certain Transpacific shareholders who are also shareholders of Coffee. (See "Item 11 - Security Ownership of Certain Beneficial Owners and Management")

     Prior to execution of the Merger Agreement, certain inside shareholders of Transpacific entered into an agreement with Andrew Gordon and David Gordon, both officers, directors and shareholders of Coffee, as well as other persons (the "Gordon Group"), pursuant to which the Gordon Group purchased a total of 92,000 shares of Transpacific Common Stock at $.10 per share from the following inside shareholders of Transpacific: Ho Cheong Chio; Hong Cao; Weng Ip; Po Wa Lee. Both the stock and the proceeds of this sale are held in escrow with Schonfeld & Weinstein, L.L.P., pending consummation of the Merger, at which time the shares shall be transferred to the Gordon Group and the funds released to those selling shareholders. Such shares shall bear legends restricting their transfer. If the Merger is not consummated within the 18 month period proscribed by Rule 419, Schonfeld & Weinstein, L.L.P. shall return the stock certificates to the Transpacific selling shareholders, and the funds to the Gordon Group.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing and time constraints. As a result, the Company will not be able to offset potential losses from one venture against gains from another. The Company believes if the Merger with Coffee is not consummated within the 18 month period proscribed by Rule 419, the Company will be unable to enter into another Business Combination, and all funds held in escrow shall be returned to the Rule 419 shareholders on a pro-rata basis.

     The analysis of Business Combinations was undertaken by the officers and directors of the Company, none of whom is a professional business analyst. Management concentrated on identifying preliminary prospective Business Combinations which were brought to its attention through present associations. In analyzing prospective Business Combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors.


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

Item 7.  FINANCIAL STATEMENTS







German W. Chacon 78 Euclid Ave - Ardsley, N.Y. 10502
Certified Public Accountant Tel (914) 693-5029 Fax (914) 693-5030



TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
AUDITOR'S REPORT ON FINANCIAL STATEMENTS
For the period from October 9, 1995 (Date of Inception) to September 30, 1997


Independent Auditor's Report

The Stockholders
Transpacific International Group, Corp.

We have audited the accompanying balance sheet of Transpacific International Group Corp. (A Development Stage Company) as of September 30, 1997 and the related statements of operations, retaining earnings, and cash flows for the year and for the period from inception then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transpacific International Group Corp. as of September 30, 1997, and the results of their operations and cash flows for the year and for the period from inception then ended, in conformity with generally accepted accounting principles.

German W. Chacon




October 20, 1997
New York, New York 10502

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF SEPTEMBER 30, 1997


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

STOCKHOLDER'S EQUITY
Common Stock$.0001 par value, 20 million
               shares authorized,$97,000 shares
               issued and outstanding         10

Paid in Capital    (Note 2)               24,997
Deficit accumulated during
the development stage                   (24,224)

             783

     Total Liabilities and Equity       783












See accompanying independent accountant's report and notes to the financial statements
PAGE

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS & DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STAGE
Year ended September 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to September 30, 1997

                                                  October 9,
                                   Year               1995
                                   ended            (Inception) to
                                 September 30,     September 30,
                                    1997               1997
Operating Income:

Revenues                              0                0
Interest Income                      15               217
Cost of revenues                      0                0

Gross profit                         15               217

Operating expenses:

General & administrative expenses     0                0
Professional fees                  1,965              24,430


Operating income (loss)            -1,950           -24,213

Non operating (income) expenses:

Depreciation & amortization           0                   0
Interest & bank charges               11                 11

Income (loss) before taxes        -1,961            -24,224

Provision for income taxes            0                   0

Net income (loss)                 -1,961            -24,224

Deficit accumulated during
development stage beginning
through September 30, 1996       -22,263                  0

Deficit accumulated during
development stage beginning
through September 30, 1997       -24,224             -24,224

# of common shares outstanding
from date of inception            97,000               97,000



See accompanying independent accountant's report and notes to the financial statements

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
Year ended September 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to September 30, 1997

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






















See accompanying independent accountant's report and notes to the financial statements
PAGE
      TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Year ended September 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to September 30, 1997


                                                  October 9,
                                        Year        1995
                                        ended     (Inception) to
                                     September 30, September 30,
                                        1997         1997

Operating activities:

Net income (loss)                        -1,961      -24,224
Non cash charges (credit to earnings):
Depreciation and amortization               0           0

Changes in operating assets and liabilities: 0          0

Net cash provided(used) in operating activities -1,961   -24,224


Cash provided by (used) in investing activities:
Equity increase (decrease)                   0          25,007

Net cash provided (used) in investing activities     0    25,007


Financing activities:

Net cash provided (used) in financing activities    0       0

Net increase (decrease) in cash                -1,961      783

Cash at October 9, 1995 (date of inception)     2,744       0

Cash at September 30, 1997                     783       783

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized         11       11
Income taxes paid                                0         0








See accompanying independent accountant's report and notes to the financial statements
PAGE

TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
PERIOD FROM OCTOBER 9, 1995 (Date of Inception)
TO SEPTEMBER 30, 1997

1.NATURE OF THE BUSINESS

Transpacific International Group Corp. (A Development Stage Company), was organized in 1995, as a blank check company which plans to look for a suitable business to merge with or acquire. Operations since October 9, 1995 have consisted primarily of the first capital contribution by the insiders, and coordination activities with the law firm regarding the SEC registration of the company.

2.STOCKHOLDERS' EQUITY

The company was duly organized under the laws of the State of Nevada. The company authorized twenty million (20,000,000) shares of Common Stock at $.0001 par value. The company raised $25,007, in 1995, through a
Subscription
Agreement.   (See the statement of changes in stockholders' equity.)

3.RELATED PARTY TRANSACTIONS

Joel Schonfeld, attorney at law, is a legal firm whose partners are stockholders of Transpacific International Group Corp. During 1995, the company advanced Joel Schonfeld $20,000 representing legal fees, for the completion of the SEC Securities Registration Agreement.

4.STATEMENT OF CASH FLOWS

Cash Equivalents - The Company recognizes cash deposited in its bank account as cash equivalents for purposes of the Statement of Cash Flows.

5.RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements.  The agreement(s) must include, as a condition precedent
to their consummation, a requirement that the number of investors representing
80% of the maximum proceeds must elect to reconfirm their investments.
Third,
the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80%
of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis. It is expected that the Company's year end will be changed to that of its merger candidate once a merger is completed.

German W. Chacon  78 Euclid Ave - Ardsley, N.Y. 10502
Certified Public Accountant  Tel (914) 693-5029 Fax (914) 693-5030




AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION




Our audit of the basic financial statements of Transpacific International Group Corp. for the year ending September 30, 1997, were made primarily to form an opinion on such financial statements taken as a whole. The supplementary information contained in the following pages is presented for the purpose of additional analysis and, although not required for a fair presentation of financial position, results of operations, and changes in financial position, was subjected to the procedures applied in the audits of the basic financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements.








New York, N.Y.
October 20, 1997

                                      Schedule 1


TRANSPACIFIC INTERNATIONAL GROUP CORP.
(A Development Stage Company)
GENERAL & ADMINISTRATION EXPENSES
Year ended September 30, 1997, and
the Period from October 9, 1995 (Date of Inception) to September 30, 1997


                                                  October 9,
                                        Year   1995
                                        ended     (Inception) to
                                     September 30, September 30,
                                        1997   1997


Legal fees                                0   20,000
Other professional fees                1,965    4,430

Total General & administrative expenses 1,965   24,430




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

Not Applicable.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company, and further information concerning them are as follows:


Name(1)                         AgePosition
Ho Cheong Chio 45  President, Chairman of
The Bank of America Building               The Board of Directors
27/F-A-D Avenida
Doutor Mario
Soares, Macau

David Chang                     41Secretary, Treasurer,
116 Pinehurst Ave., #L21                   Director
New York, NY  10033

Christian Constantinov40         Director
922 Old Post Rd.
Bedford, NY 10506

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

Christian Constantinov, 40, has been a director of the Company since December 4, 1995. Since 1991, Mr. Constantinov has been a professor at McGill University in Montreal, Canada. From 1990 to 1995, he was a vice president of Sony Classical Production, Inc. Mr. Constantinov received his M.A. in Piano from the Conservatory of Sofia in Sofia, Bulgaria, and is a graduate of the Graduate School of Engineering in Sofia.



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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1997 by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all directors and officers of the Company as a group.

                               Amount and Nature of    Amount and Nature of
                               Beneficial Ownership    Beneficial Ownership
                               Prior to the Merger(1)  After the Merger (2)



                               Number       Percent    Number       Percent
Beneficial Owners              of Shares    of Class   of Shares    of Class

Ho Cheong Chio (1)                     0           0           0           0
The Bank of China Building
27/F-A-D Avenida
Doutor Mario
Soares, Macau

David Chang (1)                        0           0           0           0
116 Pinehurst Ave., #L21
New York, NY  10033

Christian Constantinov (1)             0           0           0           0
922 Old Post Rd.
Bedford, NY 10506

Thomas Geisel(5)                   8,982         9.0%     89,820         2.2%
89 Summit Avenue
Suite 222
Summit, NJ 07901

Mark Russo(5)                      8,982         9.0%     89,820         2.2%
89 Summit Avenue
Suite 222
Summit, NJ 07901

David Gordon(3)(4)(5)             27,020        27.0%    270,200         6.8%
22 Barclay Road
Scarsdale, NY 10538

Andrew Gordon(3)(4)(5)            27,020        27.0%    270,200         6.8%
251 Meiser Avenue
Staten Island, NY 10306

Juemin Chu                         9,000         9.0%     90,000         2.3%
67-113 Dartmouth Street
Forest Hills, NY 11375

Total Officers
and Directors
as a group                             0           0           0           0

Total Officers
and Directors
(3 persons)

_________________________
(1) May be deemed "Promoters" of Transpacific, as that term is defined under the Securities Act.

(2) Based on 4,000,000 shares outstanding; after the ten for one (10:1) Stock Split.

(3) Does not include any shares to be distributed to Andrew Gordon or David Gordon at the Merger.

(4) Andrew Gordon and David Gordon are officers and directors of Coffee (See "MANAGEMENT - Coffee")

(5) Represents shares previously owned by shareholders of Transpacific and purchased in a private transaction for $.10 per share. (See "Certain Transactions").




Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

NONE SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

               TRANSPACIFIC INTERNATIONAL GROUP CORP.

By    Ho Cheong Chio
  HO CHEONG CHIO, President

Date January 8, 1998

     In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Ho Cheong Chio
By
 HO CHEONG CHIO, President, Director

     January 8, 1998
Date
                    *  *  *
     David Chang

By
   DAVID CHANG, Secretary, Director

     January 8, 1998
Date
*  *  *

     Christian Constantinov
By
   CHRISTIAN CONSTANTINOV, DIRECTOR

     January 8, 1998
Date
*  *  *



     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.