Form 10-Q
period 1998-04-30
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.

                           Commission file No. _______

                            COFFEE HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                11-2238111
(state or other jurisdiction of                               (IRS employer
incorporation or organization)                            identification number)

4401 First Avenue, Brooklyn, New York                             11232
(address of principal executive offices)                        (zip code)

      Registrant's telephone number, including area code (718) 832-0800

      Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
                                (Title of Class)

      Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

As of September 30, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    ------

BALANCE SHEETS
     APRIL 30, 1998 AND OCTOBER 31, 1997                             F-2

STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED APRIL 30, 1998 AND 1997              F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     SIX MONTHS ENDED APRIL 30, 1998                                 F-4

STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED APRIL 30, 1998 AND 1997                        F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6/17

                                      * * *

                            COFFEE HOLDING CO., INC.

                                 BALANCE SHEETS
                       APRIL 30, 1998 AND OCTOBER 31, 1997

                                                                         April      October
                                 ASSETS                                30, 1998    31, 1997
                                 ------                              -----------  ------------
                                                                     (Unaudited)  (See Note 1)
Current assets:
     Cash                                                            $   70,314   $  198,679
     Due from broker                                                    199,588      423,899
     Accounts receivable, net of allowance for doubtful
        accounts of $215,000 and $254,317                             2,335,113    2,858,201
     Inventories                                                      1,831,898    1,379,383
     Cash and cash equivalents restricted under mortgage note           370,237       66,070
     Prepaid expenses and other current assets                           27,756       27,066
                                                                     ----------   ----------
           Total current assets                                       4,834,906    4,953,298
Property and equipment, at cost, net of accumulated
     depreciation of $1,521,164 and $1,422,651                        2,166,427    1,722,194
Deferred mortgage costs, net of accumulated amortization
     of $46,029 and $43,449                                              59,366       61,946
Deposits and other assets                                               133,826       57,191
                                                                     ----------   ----------

           Totals                                                    $7,194,525   $6,794,629
                                                                     ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
     Due factor                                                                   $2,503,228
     Mortgage note payable                                           $  625,000      650,000
     Current portion of term loan                                        87,312
     Current portion of obligations under capital leases                235,479      127,524
     Accounts payable and accrued expenses                            1,971,520    2,209,420
                                                                     ----------   ----------
           Total current liabilities                                  2,919,311    5,490,172
Term loan, net of current portion                                       273,498
Line of credit borrowings                                             2,587,095
Obligations under capital leases, net of current portion                367,872      233,810
Loans from related parties                                               75,492      475,215
                                                                     ----------   ----------
           Total liabilities                                          6,223,268    6,199,197
                                                                     ----------   ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share; 10,000,000 shares
        authorized; none issued                                            --           --
     Common stock, par value $.001 per share; 30,000,000 shares
        authorized, 3,999,650 shares issued and outstanding               4,000
     Common stock, no par value; 200 shares authorized;
        100 shares issued and outstanding                                            460,000
     Additional paid-in capital                                         480,997
     Retained earnings                                                  486,260      135,432
                                                                     ----------   ----------
           Total stockholders' equity                                   971,257      595,432
                                                                     ----------   ----------
           Totals                                                    $7,194,525   $6,794,629
                                                                     ==========   ==========

See Notes to Financial Statements.

                            COFFEE HOLDINGS CO., INC.

                            STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (Unaudited)

                                                  Six Months                 Three Months
                                                Ended April 30,             Ended April 30,
                                          -------------------------   --------------------------
                                             1998          1997           1998           1997
                                          -----------   -----------   -----------    -----------
Net sales                                 $13,181,142   $11,537,024   $ 6,324,247    $ 6,531,390
Cost of sales                              11,329,593     9,166,989     6,181,727      4,826,402
                                          -----------   -----------   -----------    -----------

Gross profit                                1,851,549     2,370,035       142,520      1,704,988
                                          -----------   -----------   -----------    -----------

Operating expenses:
     Selling and administrative               900,919       877,064       407,752        561,844
     Officers' salaries                       163,175       117,802        72,500         56,545
                                          -----------   -----------   -----------    -----------
               Totals                       1,064,094       994,866       480,252        618,389
                                          -----------   -----------   -----------    -----------

Income (loss) from operations                 787,455     1,375,169      (337,732)     1,086,599
                                          -----------   -----------   -----------    -----------

Other expenses:
     Interest expense                         186,403       165,424        89,501         79,890
     Expenses in connection with
        reverse acquisition                   180,000                     180,000
                                          -----------   -----------   -----------    -----------
               Totals                         366,403       165,424       269,501         79,890
                                          -----------   -----------   -----------    -----------

Income (loss) before income taxes             421,052     1,209,745      (607,233)     1,006,709

Provision (credit) for state and local
     income taxes                              46,000       142,534       (67,000)       116,648
                                          -----------   -----------   -----------    -----------

Net income (loss)                         $   375,052   $ 1,067,211   $  (540,233)   $   890,061
                                          ===========   ===========   ===========    ===========

Unaudited:
     Historical income (loss) before
        income taxes                      $   421,052   $ 1,209,745   $  (607,233)   $ 1,006,709
     Pro forma:
        Provision (credit) for income
           taxes                              191,000       544,000      (273,000)       453,000
                                          -----------   -----------   -----------    -----------

        Net income (loss)                 $   230,052   $   665,745   $  (334,233)   $   553,709
                                          ===========   ===========   ===========    ===========

        Basic earnings (loss) per share   $       .06   $       .17   $      (.08)   $       .14
                                          ===========   ===========   ===========    ===========

        Basic weighted average
           common shares outstanding        3,999,650     3,999,650     3,999,650      3,999,650
                                          ===========   ===========   ===========    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED APRIL 30, 1998
                                   (Unaudited)

                                                      Common Stock
                                    --------------------------------------------
                                          No Par Value        $.001 Par Value
                                    --------------------   ---------------------  Additional
                                    Number of               Number of               Paid-in    Retained
                                     Shares     Amount       Shares      Amount     Capital    Earnings     Total
                                    --------  ---------    ----------   --------   --------    --------   --------
Balance, November 1, 1997,
    as adjusted                        100    $ 460,000                                       $135,432    $595,432

Effect of reverse acquisition         (100)    (460,000)    3,999,650   $  4,000   $480,997    (24,224)        773

Net income                                                                                     375,052     375,052
                                    ------    ---------    ----------   --------   --------   --------    --------

Balance, April 30, 1998               --      $    --       3,999,650   $  4,000   $480,997   $486,260    $971,257
                                    ======    =========    ==========   ========   ========   ========    ========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (Unaudited)

                                                                 1998          1997
                                                              ---------    ----------
Operating activities:
     Net income                                               $ 375,052    $1,067,211
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                           101,472       106,501
        Changes in operating assets and liabilities:
           Due from broker                                      224,311       (50,533)
           Accounts receivable                                  523,088      (405,397)
           Inventories                                         (452,515)     (405,347)
           Prepaid expenses and other current assets               (690)          691
           Deposits and other assets                            (76,635)
           Accounts payable and accrued expenses               (237,127)      251,762
                                                              ---------    ----------
               Net cash provided by operating activities        456,956       564,888
                                                              ---------    ----------

Investing activities - purchases of property and equipment     (254,625)     (138,855)
                                                              ---------    ----------

Financing activities:
     Net repayments of amounts due factor                                     (99,913)
     Principal payments on mortgage note payable                (25,000)      (25,000)
     Increase in cash and cash equivalents restricted under
        mortgage note                                          (304,167)
     Principal payments on term loan                            (43,656)
     Net advances under bank line of credit                     488,333
     Principal payments of obligations under capital leases     (46,483)
     Repayments of loans from related parties                  (399,723)     (151,612)
                                                              ---------    ----------
               Net cash used in financing activities           (330,696)     (276,525)
                                                              ---------    ----------

Net increase (decrease) in cash                                (128,365)      149,508

Cash, beginning of period                                       198,679        11,090
                                                              ---------    ----------

Cash, end of period                                           $  70,314    $  160,598
                                                              =========    ==========

Supplemental disclosure of cash flow data:
     Interest paid                                            $ 186,403    $  165,424
                                                              =========    ==========

     Income taxes paid                                        $ 104,664
                                                              =========

Supplemental schedule of noncash investing and financing activities:

      During the six months ended April 30, 1998, the Company purchased equipment at a cost of $288,500 by incurring capital lease obligations.

      During the six months ended April 30, 1998, the Company increased its obligations under the credit facility that provides it with the line of credit and term loan and decreased the balance payable to its factor through a direct transfer of $2,503,288 from the bank to the factor.

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Business activities and reverse acquisition:

      Coffee Holding Co., Inc. ("Coffee"), which was incorporated in New York on January 22, 1971, conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

      On February 10, 1998, the holders of all of the shares of Coffee's common stock consummated an exchange (the "Exchange") of their shares for shares of common stock of Transpacific International Group Corp. ("Transpacific"). Transpacific was incorporated in Nevada on October 9, 1995 and organized originally as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. It had been a development stage company with no significant operating activities or assets and liabilities prior to the Exchange.

      Transpacific, which had, effectively, 999,650 outstanding shares of common stock (with a par value of $.001 per share) prior to the Exchange, issued 3,000,000 shares of common stock in exchange for all of the 100 issued and outstanding shares of common stock (no par value) of Coffee. Concurrently, Coffee was merged into Transpacific (the "Merger") and Transpacific changed its name to Coffee Holding Co., Inc.

      Coffee Holding Co., Inc. after the Exchange, the Merger and the name change is referred to below as the "Company" or the "Combined Company." The "Company" is also used to refer to Coffee Holding Co., Inc. prior to the Exchange, the Merger and the name change.

      The stockholders of Coffee also owned 540,040 shares of common stock of Transpacific prior to the Exchange and, accordingly, they owned a total of 3,540,400 or 88.5% of the outstanding shares of the Combined Company immediately after the Exchange. Therefore, the Merger was treated, effective as of February 10, 1998, as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Transpacific was the "legal acquirer" and Coffee was the "accounting acquirer." The carrying values of the assets and liabilities of Transpacific, which were immaterial, were recorded at their historical carrying values as of February 10, 1998. Accordingly, the historical financial statements included herein only reflect the operations of Coffee for the period prior to February 10, 1998. All references to numbers of shares of common stock as of the dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of Transpacific effectively exchanged for common shares of Coffee.

      Consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $180,000 were charged to expense during the six months ended April 30, 1998.

      Information as to the unaudited pro forma results of operations of the Company assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1996 has not been presented because such pro forma results would not differ materially from the historical results of operations for the six months ended April 30, 1998 and 1997 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:
      Basis of presentation:
            In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1998, its results of operations for the six and three months ended April 30, 1998 and 1997, its changes in stockholders' equity for the six months ended April 30, 1998 and its cash flows for the six months ended April 30, 1998 and 1997. Information included in the balance sheet as of October 31, 1997 has been derived from the Company's audited financial statements. Pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements. Operating results for the six and three month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending October 31, 1998 and 1997.

      Use of estimates:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Cash equivalents:
            Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.

      Inventories:
            Inventories are valued at the lower of cost (first-in, first-out basis) or market.

      Property and equipment:
            Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

      Hedging:
            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans. These transactions meet the requirements for hedge accounting, including designation and correlation. To obtain a proper matching of revenues and expenses, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodity and reflected in the statement of operations when the product is sold. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the price of green coffee. Management believes that the overall exposure to credit risk is minimal.

            At April 30, 1998, the Company held options covering an aggregate of 2,927,000 pounds of green coffee beans which are exercisable in fiscal 1998 at prices ranging from $1.35 to $1.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $322,000 at April 30, 1998. Due from broker includes the effects of unrealized hedging losses of $296,789 and $299,934 at April 30, 1998 and October 31, 1997,
            respectively.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
      Deferred mortgage costs:
            Costs incurred in connection with obtaining mortgage financing have been capitalized and are being amortized over the term of the mortgage using a method that approximates the interest method. Amortization of deferred mortgage costs was not material for the six and three months ended April 30, 1998 and 1997.

      Advertising:
            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $89,006 and $50,116 for the six months ended April 30, 1998 and 1997, respectively, and $61,943 and $25,320 for the three months ended April 30, 1998 and 1997, respectively.

      Income taxes:
            Prior to the Merger on February 10, 1998, Coffee, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, the Company's income or loss prior to that date was allocated to Coffee's stockholders for inclusion in their personal Federal income tax returns. Therefore, the Company was not required to record any historical provision or credit for Federal income taxes for the period prior to February 10, 1998.

            The Company had also elected to be treated as an "S" Corporation for New York state income tax purposes. However, New York imposes a tax on "S" Corporation income at a reduced rate and New York City does not recognize "S" Corporations. Therefore, the Company was required to record appropriate historical provisions and credits for state and local income taxes in periods prior and subsequent to February 10, 1998.

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
      Stock options:
            In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied, if such amounts differ materially from the historical amounts.

      Earnings (loss) per share:
            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

            Since the Company had elected to be taxed as an "S" Corporation, it was not required to provide for Federal income taxes and it was only required to provide for state income taxes at a reduced rate prior to the date of the Exchange. SEC rules and regulations prohibit the presentation of earnings (loss) per common share amounts on a historical basis for the periods during which the "S" Corporation elections were in effect; instead, they require the presentation of basic and, if applicable, diluted unaudited pro forma earnings
            (loss) per common share amounts in the statements of operations for such periods assuming that the Company had been subject to Federal and state income taxes at statutory rates applicable to those companies that had not made "S" Corporation elections.

            Since the Company had elected to be taxed as an "S" Corporation for part of the six and three months ended April 30, 1998 and all of six and three months ended April 30, 1997 and it had no potentially dilutive securities outstanding during the six months ended April 30, 1998 and 1997, unaudited pro forma earnings (loss) per share is presented in the accompanying statements of operations for the six and three months ended April 30, 1998 and 1997.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):
      Earnings (loss) per share (concluded):
            The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings (loss) per share for the six and three months ended April 30, 1998 and 1997 was 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

      Recent accounting pronouncements:
            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of April 30, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the six months ended April 30, 1998 and 1997.

Note 3 - Inventories:
            Inventories at April 30, 1998 and October 31, 1997 consisted of the following:

                                                    April             October
                                                  30, 1998            31, 1997
                                                 ----------         -----------

                  Packed coffee                  $  660,115         $  389,796
                  Green coffee                      950,287            805,780
                  Packaging supplies                221,496            183,807
                                                 ----------         ----------
                         Totals                  $1,831,898         $1,379,383
                                                 ==========         ==========

Note 4 - Property and equipment:
            Property and equipment at April 30, 1998 and October 31, 1997 consisted of the following:

                                                      Estimated        April       October
                                                     Useful Life     30, 1998     31, 1997
                                                     -----------    ----------    ----------
                  Building and improvements           30 years      $1,128,182    $1,109,696
                  Machinery and equipment              7 years       1,621,798     1,399,084
                  Machinery and equipment under
                     capital leases                    7 years         694,609       406,109
                  Furniture and fixtures               7 years         102,002        88,956
                                                                    ----------    ----------
                                                                     3,546,591     3,003,845
                  Less accumulated depreciation                      1,521,164     1,422,651
                                                                    ----------    ----------
                                                                     2,025,427     1,581,194
                  Land                                                 141,000       141,000
                                                                    ------------  ----------
                         Totals                                     $2,166,427    $1,722,194
                                                                    ==========    ==========

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Property and equipment (concluded):
            Depreciation totaled $98,892 and $103,920 for the six months ended April 30, 1998 and 1997, respectively, and $50,946 and $51,960 for the three months ended April 30, 1998 and 1997, respectively.

Note 5 - Cash and cash equivalents restricted under mortgage note:
            Restricted cash and cash equivalents at April 30, 1998 and October 31, 1997 consisted of investments in the following interest-bearing accounts:


                                                April              October
                                               30, 1998            31, 1997
                                               --------            --------
                  Cash in escrow               $ 20,237            $66,070
                  Certificate of deposit        350,000
                                               --------            -------
                     Totals                    $370,237            $66,070
                                               ========            =======

            Cash in escrow represents amounts held in accounts for the payment of principal, interest and various fees in connection with the New York City Industrial Development Agency ("NYCIDA") mortgage note payable (see Note 6).

            The Company did not comply with certain covenants, as defined, under the NYCIDA agreement at April 30, 1998 and October 31, 1997. As a result of its noncompliance at October 31, 1997, it was required to obtain an irrevocable letter of credit from ABN Amro Bank to secure the mortgage note and to pledge a $350,000 certificate of deposit to secure the letter of credit during the six months ended April 30, 1998.

Note 6 - Mortgage note payable:
            On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the NYCIDA. The mortgage note, which had an outstanding balance of $625,000 and $650,000 at April 30, 1998 and October 31, 1997, respectively, requires monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final payment is due November 1, 2009. The payment of the note is secured by a first mortgage on the Company's land and building.

            The NYCIDA agreement contains certain financial covenants. At April 30, 1998 and October 31, 1997, the Company was not in compliance with the covenants. Accordingly, the mortgage note payable was due on demand and classified as a current liability, and the restricted investments securing the mortgage note (see Note 5) were classified as current assets, in the accompanying April 30, 1998 and October 31, 1997 balance sheets.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Credit facility borrowings:
            The Company was obligated for borrowings under a factoring agreement until November 21, 1997 when it obtained a credit facility from Nationscredit Commercial Corp. consisting of a revolving line of credit and a term loan.

            The factoring agreement provided for borrowings of up to (i) 80% of the Company's eligible trade accounts receivable and (ii) 50% of its eligible inventories up to a maximum of $400,000. The outstanding balance of $2,503,228 at October 31, 1997 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest was payable monthly at the prime rate plus 2% and borrowings up to $200,000, plus interest and other costs and expenses as defined, were guaranteed by a stockholder.

            The Company incurred costs of approximately $113,000 in connection with the cancellation of the factoring agreement that were charged to interest expense during the six months ended April 30, 1998.

            The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000 through November 20, 2000 when the line of credit expires and any outstanding balance must be repaid. The outstanding balance of $2,587,095 at April 30, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.5% at April 30, 1998).

            The term loan, which had an outstanding balance of $360,810 (including a current portion of $87,312) at April 30, 1998, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal is payable in monthly installments of $7,276 plus interest which is also at the prime rate plus 1% until November 20, 2000 at which time the outstanding balance must also be repaid.

            Two of the Company's stockholders have each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses as defined.

Note 8 - Loans from related parties:
            The Company had loans payable to its stockholders of $75,492 and $475,215 at April 30, 1998 and October 31, 1997, respectively. The loans are due on demand, bear interest at 10% and are subordinated to the balance outstanding under the mortgage note payable. Interest expense was not material for the six and three months ended April 30, 1998 and 1997.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Income taxes:
            As shown in the accompanying statements of operations, the Company had historical provisions and credits for income taxes for the six and three months ended April 30, 1998 and 1997 that were attributable to state and local income taxes as set forth below:

                                          Six Months             Three Months
                                       Ended April 30,          Ended April 30,
                                    --------------------    --------------------
                                      1998        1997         1998       1997
                                    -------     --------    ---------   --------

             State                  $ 8,000     $ 33,534    $(15,000)   $ 26,048
             Local                   38,000      109,000     (52,000)     90,600
                                    -------     --------    --------   ---------
                 Total historical   $46,000     $142,534    $(67,000)   $116,648
                                    =======     ========    ========    ========

            As explained in Note 2, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to record a provision (credit) for Federal income taxes on its historical income before income taxes of approximately $1,028,000, $1,210,000 and $1,007,000 for the period from November 1, 1997 to February 10, 1998 and the six and three months ended April 30, 1997, respectively; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods. Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $607,000 for the period from February 11, 1998 to April 30, 1998, and it was not required to record any historical provision or credit for Federal income taxes during that period as further explained below.

            As a result of the loss for the period  from  February  11,  1998 to
            April 30, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of April 30, 1998 of approximately $227,000 available to reduce future Federal, state and local taxable income which, if not used, will expire in 2012. There were no other material temporary differences as of April 30, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $102,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for the period from February 11, 1998 to April 30, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the six and three months ended April 30, 1998.

            The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for the six and three months ended April 30, 1998 and 1997 are set forth below:

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income taxes (concluded):

                                                                         Six Months               Three Months
                                                                       Ended April 30,           Ended April 30,
                                                                   ---------------------     ---------------------
                                                                      1998        1997          1998        1997
                                                                   ---------   ---------     ---------   ---------
                Tax provision (credit) at statutory rate of 34%    $ 143,000   $ 411,000     $(206,000)   $342,000
                Adjustments for effects of:
                   State income taxes, net of Federal benefit         46,000     142,534       (67,000)    116,648
                   "S" Corporation election and termination
                       of "S" Corporation election                  (245,000)   (411,000)      104,000    (342,000)
                   Change in valuation allowance                     102,000                   102,000
                                                                  ----------   ---------     ---------    --------
                         Historical provision                      $  46,000   $ 142,534     $ (67,000)   $116,648
                                                                  ==========   =========     =========    ========

            The Company's "S" Corporation election was in effect for part or all of the six and three months ended April 30, 1998 and 1997. Unaudited pro forma historical provisions and credits for income taxes assuming the Exchange had occurred on November 1, 1996 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of the six and three months ended April 30, 1998 and 1997 are set forth below:

                                                              Six Months               Three Months
                                                            Ended April 30,           Ended April 30,
                                                         --------------------     ---------------------
                                                           1998         1997         1998        1997
                                                         --------    --------     ---------    --------
                  Federal                                $119,000    $336,000     $(168,000)   $280,000
                  State                                    34,000      99,000       (50,000)     82,000
                  Local                                    38,000     109,000       (55,000)     91,000
                                                         --------   ---------     ---------    --------
                           Total pro forma (unaudited)   $191,000    $544,000     $(273,000)   $453,000
                                                         ========    ========     =========    ========

            The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 10- Lease commitments:
      Operating lease:
            The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $23,400 and $11,700 for the six and three months ended April 30, 1998, respectively. The Company had no obligations under noncancelable operating leases during the six months ended April 30, 1997. Future minimum rental payments under the noncancelable operating lease in years subsequent to April 30, 1998 were as follows:

                       Year Ending
                         April 30,                                   Amount
                       -----------                                 ---------

                           1999                                    $ 46,800
                           2000                                      46,800
                           2001                                      46,800
                           2002                                      46,800
                           2003                                      15,600
                                                                   --------
                               Total                               $202,800
                                                                   ========
            Capital leases:
                  As of April 30, 1998, the Company was obligated under various capital leases for machinery and equipment that expire at various dates through February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. Amortization of $28,388 and $14,194 was charged to operations in the six and three months ended April 30, 1998, respectively. The Company had no capital lease obligations during the six months ended April 30, 1997. The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at April 30, 1998 were as follows:

                     Total minimum lease payments                     $706,363
                     Less amount representing interest                 103,012
                                                                      --------

                     Present value of net minimum lease payments       603,351
                     Less current portion                              235,479
                                                                      --------
                     Long-term portion                                $367,872
                                                                      ========

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 11- Concentrations of credit risk:
            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At April 30, 1998, the Company had cash balances that exceeded Federal insurance limits by $250,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

            Approximately 19% of the Company's sales were derived from one customer during the six months ended April 30, 1998. That customer also accounted for approximately $282,000 of the Company's accounts receivable balance at April 30, 1998. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

            Management does not believe that credit risk was significant at April 30, 1998 and October 31, 1997.

Note 12- Stock option plan:
            On February 10, 1998, the Company's stockholders consented to the adoption of the Company's stock option plan (the "Plan") whereby incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted to the Company's directors, officers, other key employees and consultants. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant).

            As of April 30, 1998, no options had been granted under the Plan.

Note 13- Major vendors:
            During the six months ended April 30, 1998, substantially all of the Company's purchases were from nine vendors that also accounted for substantially all of the Company's accounts payable at April 30, 1998. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 14- Prior period adjustments:
            The Company's retained earnings balance as of November 1, 1997 has been retroactively adjusted to reflect prior period adjustments to annual financial statements it had previously issued that were attributable to the net effects of the unrecorded losses and income described below:


              Retained earnings, November 1, 1997, as previously reported   $1,044,786
                                                                            ----------

              Increase (decrease) from prior period adjustments:

                 Write-off of uncollectible accounts receivable               (268,182)
                 Unrecorded unrealized losses on coffee futures               (664,069)
                 Unrecorded interest income on restricted cash                  22,897
                                                                            ----------
                     Total adjustments                                        (909,354)
                                                                            ----------
              Retained earnings, November 1, 1997, as adjusted              $  135,432
                                                                            ==========

            The accompanying financial statements also reflect adjustments to previously reported amounts of net income for the six and three months ended April 30, 1997. The components of the adjustments and their effect on net income follow:

                                                                   Six Months     Three Months
                                                                   Ended April    Ended April
                                                                    30, 1997        30, 1997
                                                                  -----------    ------------
              Unrecorded  unrealized losses on coffee futures     $ (150,809)      $(61,349)
              Net income, as previously reported                   1,218,020        951,410
                                                                  ----------       --------

              Net income, as adjusted                             $1,067,211       $890,061
                                                                  ==========       ========

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Coffee Holding Co., Inc. (the "Company" or "Coffee"). Coffee and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission "SEC." These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

      The following are some of the factors that could cause actual results to differ materially from in our forward-looking statements:

o the impact of rapid or persistent fluctuations in the price of coffee beans;
o     fluctuations in the supply of coffee beans;
o general economic conditions and conditions which affect the market for coffee;
o     the effects of any loss of major customers;
o the effects of competition from other coffee manufacturers and other beverage alternatives;
o     changes in consumption of coffee; and
o     other risks which we identify in future filings with the SEC.

      You are strongly encouraged to consider these factors when evaluating forward looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

Six Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997

      Net sales totaled $13,181,142 in the six months ended April 30, 1998, an increase of $1,644,118 or 14% from $11,537,024 in the six months ended April 30, 1997. Net sales were higher in the six months ended April 30, 1998 due to higher coffee selling prices in early fiscal 1998.

      Cost of sales in the six months ended April 30, 1998 was $11,329,593, or 86% of net sales, as compared to $9,166,989, or 79% of net sales in the six months ended April 30, 1997. Cost of sales was higher in the six months ended April 30, 1998 due to higher green coffee purchase prices.

      The Company's gross profit in the six months ended April 30, 1998 was $1,851,549, a decrease of $518,486 or 22% from $2,370,035 in the six months ended April 30, 1997. Gross profit as a percentage of net sales decreased by 7% to 14% in the six months ended April 30, 1998 from 21% in the six months ended April 30, 1997. The Company's gross profits were lower for the six months ended April 30, 1998 due to declining retail prices and higher cost green coffee inventories as well as due to a management decision to reduce prices further on certain products to attract larger customers. Retail selling prices, which were generally higher in the beginning of fiscal 1998, declined in the three months ended April 30, 1998.

      Selling and administrative expenses were $900,919 in the six months ended April 30, 1998, an increase of $23,855 or 3% from $877,064 in the six months ended April 30, 1997.

      The Company's interest expense increased $20,979 or approximately 13% from $165,424 in the six months ended April 30, 1997 to $186,403 in the six months ended April 30, 1998. Interest costs increased due to increased borrowings needed to purchase higher cost green coffee.

      Other expenses in the six months ended April 30, 1998 also included $180,000 of consulting and professional fees and other costs incurred in connection with the reverse acquisition (the "Reverse Acquisition") by Transpacific International Group Corp. that was effectively completed on February 10, 1998.

      Primarily as a result of the decrease in gross profit, the increase in operating expenses and the charge for costs incurred in connection with the Reverse Acquisition, the Company had income of $421,052 before income taxes in the six months ended April 30, 1998 compared to $1,209,745 in the six months ended April 30, 1997.

      As further explained in Notes 2 and 9 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in the six months ended April 30, 1998 and 1997 because it had elected to be taxed as an "S" Corporation during the period from November 1, 1997 to February 10, 1998 (the date of the Reverse Acquisition) and the six months ended April 30, 1997 and it had a pre-tax loss during the period from February 11, 1998 to April 30, 1998. Although the Company had potential benefits of approximately $102,000 from net operating loss carryforwards as of April 30, 1998, it did not record a credit for income taxes in the six months ended April 30, 1998 due to the uncertainties related to the extent and timing of its future taxable income. The Company had a historical provision for state and local income taxes of $46,000 in the six months ended April 30, 1998 compared to $142,534 in the six months ended April 30, 1997 primarily as a result of the decrease in pre-tax income. Accordingly, the Company had historical net income of $375,052 in the six months ended April 30, 1998 compared to $1,067,211 in the six months ended April 30, 1997.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provisions for income taxes, net income and related earnings per share information assuming the Company had not elected to be taxed as an "S" Corporation during any portion of the six months ended April 30, 1998 and 1997. The Company would have had a provision for income taxes of approximately $191,000 in the six months ended April 30, 1998 compared to $544,000 in the six months ended April 30, 1997 assuming the "S" Corporation elections had not been made primarily as a result of the decrease in pro forma pre-tax income. The unaudited pro forma provisions for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had net income of $230,052, or $.06 per share, in the six months ended April 30, 1998 compared to $665,745, or $.17 per share, in the six months ended April 30, 1997.

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

      Net sales totaled $6,324,247 in the three months ended April 30, 1998, a decrease of $207,143 or 3% from $6,531,390 in the three months ended April 30, 1997. Net sales were down in the three months ended April 30, 1998 because some of the Company's customers were slow in liquidating excess inventory and therefore bought less product from the Company.

      Cost of sales in the three months ended April 30, 1998 was $6,181,727, or 98% of net sales, as compared to $4,826,402, or 74% of net sales in the three months ended April 30, 1997. Cost of sales was increased due to the liquidation of higher cost green coffee inventory.

      The Company's gross profit in the three months ended April 30, 1998 was $142,520, a decrease of $1,562,468 or 92% from $1,704,988 in the three months ended April 30, 1997. Gross profit as a percentage of net sales decreased by approximately 24% to 2% in the three months ended April 30, 1998 from 26% in the three months ended April 30, 1997 due to relatively high purchase prices for green coffee as compared to lower retail and wholesale selling prices.

      Selling and administrative expenses were $407,752 in the three months ended April 30, 1998, a decrease of $154,092 or 27% from $561,844 in the three months ended April 30, 1997. As a percentage of net sales, this change represented a 3% decrease from 9% in the three months ended April 30, 1997 to 6% in the three months ended April 30, 1998.

      Interest expense increased $9,611 or 12% from $79,890 in the three months ended April 30, 1997 to $89,501 in the three months ended April 30, 1998. The increase was due to higher average balances which were partially offset by lower interest rates on the Company's line of credit.

      Other expenses in the three months ended April 30, 1998 also included $180,000 of expenses consisting of consulting and professional fees and other costs incurred in connection with the Reverse Acquisition.

      Primarily as a result of the decrease in gross profit, the decrease in operating expenses and the charge for costs incurred in connection with the Reverse Acquisition, the Company had a loss of $607,233 before income taxes in the three months ended April 30, 1998 compared to income of $1,006,709 before income taxes in the three months ended April 30, 1997.

      The Company was not required to record a provision for Federal income taxes in the three months ended April 30, 1998 and 1997 primarily because it had a pre-tax loss during the three months ended April 30, 1998 and it had elected to be taxed as an "S" Corporation during the three months ended April 30, 1997. Although the Company had potential benefits of approximately $102,000 from net operating loss carryforwards as of April 30, 1998, it did not record a credit for income taxes in the three months ended April 30, 1998 due to the uncertainties related to the extent and timing of its future taxable income. The Company had a historical credit for state and local income taxes of $67,000 in the three months ended April 30, 1998 compared to a historical provision of $116,648 in the three months ended April 30, 1997 primarily as a result of the decrease in pre-tax income. Accordingly, the Company had a historical net loss of $540,233 in the three months ended April 30, 1998 compared to historical net income of $890,061 in the three months ended April 30, 1997.

      Assuming the "S" Corporation election had not been made and an effective income tax rate of approximately 45% for each period, as explained above, the Company would have had a credit for income taxes of approximately $273,000 in the three months ended April 30, 1998 compared to a provision for income taxes of $453,000 in the three months ended April 30, 1997. On an unaudited pro forma basis, the Company would have had a net loss of $334,233 or $.08 per share, in the three months ended April 30, 1998 compared to net income of $553,709, or $.14 per share, in the three months ended April 30, 1997.

Liquidity and Capital Resources

      As of April 30, 1998, the Company had working capital of approximately $1,916,000, an increase of $2,453,000 from its working capital deficiency of approximately $537,000 as of October 31, 1997. The Company's cash balance decreased by approximately $129,000 to $70,000 as of April 30, 1998 from $199,000 as of October 31, 1997. The working capital balance increased primarily as a result of the replacement of borrowings obtained under a factoring agreement that were payable on a short-term basis with borrowings obtained under a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,587,000 as of April 30, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.5% at April 30, 1998). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      The Company's current liabilities as of April 30, 1998 included a mortgage note payable with a balance of $625,000 that was due on demand as a result of a violation of certain covenants. The note was collateralized by restricted cash investments with an approximate balance of $370,000. The Company repaid the mortgage note in full on March 3, 1999, and generated a portion of the funds required for the payment by liquidating the restricted investments.

      During the six months ended April 30, 1998, net cash provided by operating activities totaled approximately $457,000 primarily as a result of the net income generated during that period, adjusted to eliminate the effects of charges for depreciation and amortization, and decreases in amounts receivable from the Company's broker and customers that were partially offset by an increase in inventories and a decrease in accounts payable. In addition to repaying the outstanding balance under the factoring agreement through borrowings under the line of credit, the Company also borrowed approximately $488,000 under the line of credit for working capital purposes.

      During the six months ended April 30, 1998, the Company used approximately $255,000 of its cash resources to purchase property and equipment and added property and equipment totaling $288,500 by entering into capital leases. The capital expenditures were made primarily to refurbish equipment, upgrade capacity and purchase and install new manufacturing and other equipment associated with production. Management expects that the Company's capital expenditures will be made at a reduced rate over at least the next twelve months. The Company also placed approximately $304,000 in restricted cash investments to secure the mortgage note, as explained above, and made payments aggregating approximately $115,000 to reduce its mortgage note, term loan and capital lease obligations.

      Management believes, but cannot assure, that the Company will be able to finance its operations, including increases in accounts receivable and inventories, capital expenditures and debt repayments, over the next twelve months through its existing cash resources, cash provided by operating activities and/or borrowings under its credit facility.

Year 2000

      The Year 2000 problem concerns the inability of information systems and systems with embedded chip technology to properly recognize and process data-sensitive information beyond December 31, 1999. In the fall of 1997, the Company and its information technology consultant assessed the Company's personal computer hardware and its accounting software (which included accounts receivable and payroll and inventory management) for Year 2000 readiness. The Company concluded that its then accounting software and computer hardware and system were not Year 2000 compliant.

      The Company installed software modifications and upgrades to its accounting software in November 1997 at an approximate cost of $4,300.

      In April and August 1999, the Company replaced its computer hardware and operating systems including its server and three workstations. The Company also added an additional workstation. The total cost of the equipment, installation and follow-up support was approximately $18,800. The Company also paid its consultant $1,400 to oversee installation of the operating system.

      As of June 30, 2000, with regard to Year 2000, the Company had not experienced any disruptions in its internal information systems or its business activities with its suppliers and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices as further described below.

      Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At April 30, 1998, the Company's long-term debt, other than capitalized leases, consisted of approximately $75,000 of fixed rate debt and approximately $3,600,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1998, although there can be no assurance that interest rates will not significantly change.

      Commodity Price Risks

      See Note 2 to the financial statements, Summary of Significant Accounting Policies - "Hedging" for additional information regarding the Company's hedging program.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At April 30, 1998, the Company held options covering an aggregate of 2,927,000 pounds of green coffee beans, which are exercisable in fiscal 1998 at prices ranging from $1.35 to $1.45 per pound. The price per pound of green coffee on the close of business on April 30, 1998 was $1.34. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 10, 1998, Coffee Holding Co., Inc., a New York corporation, merged with Transpacific International Group Corp. See Note 1 to Unaudited Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number        Exhibit Name
-------       ------------

3.1           Articles of Incorporation of Coffee Holding Co., Inc.

3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc.

3.3           By-Laws of Coffee Holding Co., Inc.

10.1          Lease with T&O Management Corp. dated August 15, 1997.

10.2          1998 Stock Option Plan

27            Financial Data Schedule

(b) There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COFFEE HOLDING CO., INC.

    Signature                  Title                        Date
    ---------                  -----                        ----

/s/ Andrew Gordon   Chief Executive Officer, President      October 25, 2000
-----------------   and Treasurer
Andrew Gordon       (principal executive officer
                    and principal financial officer)

                                INDEX TO EXHIBITS

3.1        Articles of Incorporation of Coffee Holding Co., Inc.

3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc.

3.3        By-Laws of Coffee Holding Co., Inc.

10.1       Lease with T&O Management Corp. dated August 15, 1997.

10.2       1998 Stock Option Plan

27         Financial Data Schedule