Form 10-Q
period 1998-07-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 1998

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

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

BALANCE SHEETS
     JULY 31, 1998 AND OCTOBER 31, 1997                                      F-2

STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED JULY 31, 1998 AND 1997                      F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     NINE MONTHS ENDED JULY 31, 1998                                         F-4

STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JULY 31, 1998 AND 1997                                F-5

NOTES TO FINANCIAL STATEMENTS                                             F-6/17

                                      * * *

                            COFFEE HOLDING CO., INC.

                                 BALANCE SHEETS
                       JULY 31, 1998 AND OCTOBER 31, 1997

                                                                          July     October
                               ASSETS                                  31, 1998   31, 1997
                               ------                                ----------   ----------
                                                                     (Unaudited) (See Note 1)
Current assets:
     Cash                                                            $  249,174   $  198,679
     Due from broker                                                    307,047      423,899
     Accounts receivable, net of allowance for doubtful
        accounts of $215,000 and $254,317                             2,461,577    2,858,201
     Inventories                                                      1,584,828    1,379,383
     Cash and cash equivalents restricted under mortgage note           370,237       66,070
     Prepaid expenses and other current assets                           27,756       27,066
                                                                     ----------   ----------
           Total current assets                                       5,000,619    4,953,298
Property and equipment, at cost, net of accumulated
     depreciation of $1,573,928 and $1,422,651                        2,245,041    1,722,194
Deferred mortgage costs, net of accumulated amortization
     of $47,321 and $43,449                                              58,074       61,946
Deposits and other assets                                               152,300       57,191
                                                                     ----------   ----------
           Totals                                                    $7,456,034   $6,794,629
                                                                     ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Due factor                                                                   $2,503,228
     Mortgage note payable                                           $  612,500      650,000
     Current portion of term loan                                        87,312
     Current portion of obligations under capital leases                235,479      127,524
     Accounts payable and accrued expenses                            2,393,858    2,209,420
                                                                     ----------   ----------
           Total current liabilities                                  3,329,149    5,490,172
Term loan, net of current portion                                       301,260
Line of credit borrowings                                             2,634,750
Obligations under capital leases, net of current portion                328,095      233,810
Loans from related parties                                               75,492      475,215
                                                                     ----------   ----------
           Total liabilities                                          6,668,746    6,199,197
                                                                     ----------   ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share; 10,000,000 shares
        authorized; none issued                                              --           --
     Common stock, par value $.001 per share; 30,000,000 shares
        authorized, 3,999,650 shares issued and outstanding               4,000
     Common stock, no par value; 200 shares authorized;
        100 shares issued and outstanding                                            460,000
     Additional paid-in capital                                         480,997
     Retained earnings                                                  302,291      135,432
                                                                     ----------   ----------
           Total stockholders' equity                                   787,288      595,432
                                                                     ----------   ----------
           Totals                                                    $7,456,034   $6,794,629
                                                                     ==========   ==========

See Notes to Financial Statements.

                            COFFEE HOLDINGS CO., INC.

                            STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)

                                                                       Nine Months                      Three Months
                                                                      Ended July 31,                    Ended July 31,
                                                              ---------------------------        --------------------------
                                                                  1998           1997                 1998         1997
                                                              -----------     -----------        -----------      -----------
Net sales                                                     $19,865,601     $18,547,105        $ 6,684,459      $ 7,010,081
Cost of sales                                                  17,502,949      15,947,030          6,173,356        6,780,041
                                                              -----------     -----------        -----------      -----------
Gross profit                                                    2,362,652       2,600,075            511,103          230,040
                                                              -----------     -----------        -----------      -----------
Operating expenses:
     Selling and administrative                                 1,444,010       1,221,400            543,091          344,336
     Officers' salaries                                           261,587         183,771             98,412           65,969
                                                              -----------     -----------        -----------      -----------
           Totals                                               1,705,597       1,405,171            641,503          410,305
                                                              -----------     -----------        -----------      -----------
Income (loss) from operations                                     657,055       1,194,904           (130,400)        (180,265)
                                                              -----------     -----------        -----------      -----------
Other expenses:
     Interest expense                                             261,972         298,315             75,569          132,891
     Expenses in connection with
        reverse acquisition                                       180,000
                                                              -----------     -----------        -----------      -----------
           Totals                                                 441,972         298,315             75,569          132,891
                                                              -----------     -----------        -----------      -----------
Income (loss) before income taxes                                 215,083         896,589           (205,969)        (313,156)
Provision (credit) for state and local
     income taxes                                                  24,000         113,000            (22,000)         (29,534)
                                                              -----------     -----------        -----------      -----------
Net income (loss)                                             $   191,083     $   783,589        $  (183,969)     $  (283,622)
                                                              ===========     ===========        ===========      ===========

Basic loss per share                                                                                   $(.05)
                                                                                                       =====
Basic weighted average common
     shares outstanding                                                                            3,999,650
                                                                                                   =========
Unaudited:
     Historical income (loss) before
        income taxes                                          $   215,083     $   896,589                         $  (313,156)
     Pro forma:
        Provision (credit) for income
           taxes                                                   97,000         406,000                            (138,000)
                                                              -----------     -----------                         -----------
        Net income (loss)                                     $   118,083     $   490,589                         $  (175,156)
                                                              ===========     ===========                         ===========
        Basic earnings (loss) per share                              $.03            $.12                               $(.04)
                                                                     ====            ====                               =====
        Basic weighted average
           common shares outstanding                            3,999,650       3,999,650                           3,999,650
                                                              ===========     ===========                         ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JULY 31, 1998
                                   (Unaudited)

                                                             Common Stock
                                         ----------------------------------------------
                                                No Par Value            $.001 Par Value
                                         ------------------------    ------------------   Additional
                                          Number of                   Number of            Paid-in    Retained
                                           Shares         Amount       Shares    Amount    Capital    Earnings      Total
                                         ----------    ----------    ---------   ------    --------   --------    --------
Balance, November 1, 1997,
    as adjusted                                 100    $ 460,000                                      $135,432    $595,432

Effect of reverse acquisition                  (100)    (460,000)    3,999,650   $4,000    $480,997    (24,224)        773

Net income                                                                                             191,083     191,083
                                         ----------    ----------    ---------   ------    --------   --------    --------

Balance, July 31, 1998                           --    $      --     3,999,650   $4,000    $480,997   $302,291    $787,288
                                         ==========    ==========    =========   ======    ========   ========    ========


See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)

                                                                 1998         1997
                                                              ---------    ---------
Operating activities:
     Net income                                               $ 191,083    $ 783,589
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                           166,477      159,752
        Changes in operating assets and liabilities:
           Due from broker                                      116,852     (311,142)
           Accounts receivable                                  396,624      345,529
           Inventories                                         (205,445)    (262,699)
           Prepaid expenses and other current assets               (690)      (9,402)
           Deposits and other assets                            (95,109)       9,032
           Accounts payable and accrued expenses                185,211     (350,491)
                                                              ---------    ---------
               Net cash provided by operating activities        755,003      364,168
                                                              ---------    ---------
Investing activities - purchases of property and equipment     (396,952)    (180,453)
                                                              ---------    ---------
Financing activities:
     Net repayments of amounts due factor                                    (72,921)
     Principal payments on mortgage note payable                (37,500)     (37,500)
     (Increase) decrease in cash and cash equivalents
        restricted under mortgage note                         (304,167)         300
     Principal payments on term loan                            (65,484)
     Net advances under bank line of credit                     585,578
     Principal payments of obligations under capital leases     (86,260)
     Repayments of loans from related parties                  (399,723)
                                                              ---------    ---------
               Net cash used in financing activities           (307,556)    (110,121)
                                                              ---------    ---------

Net increase in cash                                             50,495       73,594

Cash, beginning of period                                       198,679       11,090
                                                              ---------    ---------
Cash, end of period                                           $ 249,174    $  84,684
                                                              =========    =========
Supplemental disclosure of cash flow data:

     Interest paid                                            $ 261,972    $ 298,315
                                                              =========    =========
     Income taxes paid                                        $ 104,664
                                                              =========

Supplemental schedule of noncash investing and financing activities:

      During the nine months ended July 31, 1998, the Company purchased equipment at a cost of $288,500 by incurring capital lease obligations.

      During the nine months ended July 31, 1998, the Company increased its obligations under the credit facility that provides it with the line of credit and term loan and decreased the balance payable to its factor through a direct transfer of $2,503,288 from the bank to the factor.

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

            Consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $180,000 were charged to expense during the nine months ended July 31, 1998.

            Information as to the unaudited pro forma results of operations of the Company assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from,
            November 1, 1996 has not been presented because such pro forma results would not differ materially from the historical results of operations for the nine months ended July 31, 1998 and 1997 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:

      Basis of presentation:

            In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 1998, its results of operations for the nine and three months ended July 31, 1998 and 1997, its changes in stockholders' equity for the nine months ended July 31, 1998 and its cash flows for the nine months ended July 31, 1998 and 1997. Information included in the balance sheet as of October 31, 1997 has been derived from the Company's audited financial statements. Pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements. Operating results for the nine and three month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending October 31, 1998 and 1997.

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

            At July 31, 1998, the Company held options covering an aggregate of 3,075,000 pounds of green coffee beans which are exercisable in fiscal 1998 at prices ranging from $1.15 to $1.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $232,000 at July 31, 1998. Due from broker includes the effects of unrealized hedging losses of $14,327 and $299,934 at July 31, 1998 and October 31, 1997,
            respectively.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

      Deferred mortgage costs:

            Costs incurred in connection with obtaining mortgage financing have been capitalized and are being amortized over the term of the mortgage using a method that approximates the interest method. Amortization of deferred mortgage costs were not material for the nine and three months ended July 31, 1998 and 1997.

      Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $128,143 and $74,020 for the nine months ended July 31, 1998 and 1997, respectively, and $39,137 and $23,904 for the three months ended July 31, 1998 and 1997, respectively.

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

            Since the Company had elected to be taxed as an "S" Corporation for part of the nine months ended July 31, 1998 and all of the nine months and three months ended July 31, 1997 and it had no potentially dilutive securities outstanding during the nine months ended July 31, 1998 and 1997, historical basic earnings per share is presented in the accompanying statement of operations for only the three months ended July 31, 1998 and unaudited pro forma earnings
            (loss) per share is presented in the accompanying statements of operations for the nine months ended July 31, 1998 and the nine and three months ended July 31, 1997.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

      Earnings (loss) per share (concluded):

            The weighted average common shares outstanding used in the computation of basic earnings per share for the three months ended July 31, 1998 was 3,999,650 which was the number of shares of common stock actually outstanding during that period. The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings (loss) per share for the nine months ended July 31, 1998 and the nine and three months ended July 31, 1997 was also 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

      Recent accounting pronouncements:

            In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and measured at fair value. Management is in the process of evaluating the impact, if any, that SFAS 133 will have on the Company's financial statements.

            The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of July 31, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the nine months ended July 31, 1998 and 1997.

Note 3 - Inventories:

            Inventories at July 31, 1998 and October 31, 1997 consisted of the following:

                                                          July          October
                                                        31, 1998        31, 1997
                                                      ----------      ----------
            Packed coffee                             $  273,218      $  389,796
            Green coffee                               1,041,700         805,780
            Packaging supplies                           269,910         183,807
                                                      ----------      ----------
                 Totals                               $1,584,828      $1,379,383
                                                      ==========      ==========

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Property and equipment:

            Property and equipment at July 31, 1998 and October 31, 1997 consisted of the following:

                                                     Estimated            July             October
                                                     Useful Life        31, 1998           31, 1997
                                                     -----------       ----------         ----------
            Building and improvements                 30 years         $1,195,840         $1,109,696
            Machinery and equipment                    7 years          1,697,694          1,399,084
            Machinery and equipment under
               capital leases                          7 years            694,609            406,109
            Furniture and fixtures                     7 years             89,826             88,956
                                                                       ----------         ----------
                                                                        3,677,969          3,003,845
            Less accumulated depreciation                               1,573,928          1,422,651
                                                                       ----------         ----------
                                                                        2,104,041          1,581,194
            Land                                                          141,000            141,000
                                                                       ----------         ----------
                   Totals                                              $2,245,041         $1,722,194
                                                                       ==========         ==========

            Depreciation totaled $162,605 and $155,880 for the nine months ended July 31, 1998 and 1997, respectively, and $63,713 and $51,960 for the three months ended July 31, 1998 and 1997, respectively.

Note 5 - Cash and cash equivalents restricted under mortgage note:

            Restricted cash and cash equivalents at July 31, 1998 and October 31, 1997 consisted of investments in the following interest-bearing accounts:

                                                        July           October
                                                      31, 1998         31, 1997
                                                      --------         -------

            Cash in escrow                            $ 20,237         $66,070
            Certificate of deposit                     350,000
                                                      --------         -------
                   Totals                             $370,237         $66,070
                                                      ========         =======

            Cash in escrow represents amounts held in accounts for the payment of principal, interest and various fees in connection with the New York City Industrial Development Agency ("NYCIDA") mortgage note payable (see Note 6).

            The Company did not comply with certain covenants, as defined, under the NYCIDA agreement at July 31, 1998 and October 31, 1997. As a result of its noncompliance at October 31, 1997, it was required to obtain an irrevocable letter of credit from ABN Amro Bank to secure the mortgage note and to pledge a $350,000 certificate of deposit to secure the letter of credit during the nine months ended July 31, 1998.

                                             COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 - Mortgage note payable:

            On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the NYCIDA. The mortgage note, which had an outstanding balance of $612,500 and $650,000 at July 31, 1998 and October 31, 1997, respectively, requires monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final payment is due November 1, 2009. The payment of the note is secured by a first mortgage on the Company's land and building.

            The NYCIDA agreement contains certain financial covenants. At July 31, 1998 and October 31, 1997, the Company was not in compliance with the covenants. Accordingly, the mortgage note payable was due on demand and classified as a current liability, and the restricted investments securing the mortgage note (see Note 5) were classified as current assets, in the accompanying July 31, 1998 and October 31, 1997 balance sheets.

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

            The Company incurred costs of approximately $113,000 in connection with the cancellation of the factoring agreement that were charged to interest expense during the nine months ended July 31, 1998.

            The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000 through November 20, 2000 when the line of credit expires and any outstanding balance must be repaid. The outstanding balance of $2,634,750 at July 31, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.5% at July 31, 1998).

            The term loan, which had an outstanding balance of $388,572 (including a current portion of $87,312) at July 31, 1998, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal is payable in monthly installments of $7,276 plus interest which is also at the prime rate plus 1% until November 20, 2000 at which time the outstanding balance must also be repaid.

            Two of the Company's stockholders have each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses as defined.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 - Loans from related parties:

            The Company had loans payable to its stockholders of $75,492 and $475,215 at July 31, 1998 and October 31, 1997, respectively. The loans are due on demand, bear interest at 10% and are subordinated to the balance outstanding under the mortgage note payable. Interest expense was not material for the nine and three months ended July 31, 1998 and 1997.

Note 9 - Income taxes:

            As shown in the accompanying statements of operations, the Company had historical provisions and credits for income taxes for the nine and three months ended July 31, 1998 and 1997 that were attributable to state and local income taxes as set forth below:

                                                        Nine Months             Three Months
                                                      Ended July 31,           Ended July 31,
                                                  ---------------------     --------------------
                                                     1998        1997        1998         1997
                                                  --------     --------     --------    -------
            State                                  $ 5,000     $ 23,000     $ (3,000)   $(10,534)
            Local                                   19,000       90,000      (19,000)    (19,000)
                                                   -------     --------     --------    --------
                Total historical                   $24,000     $113,000     $(22,000)   $(29,534)
                                                   =======     ========     ========    ========

            As explained in Note 2, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to record a provision (credit) for Federal income taxes on its historical income (loss) before income taxes of approximately $1,028,000, $897,000 and $(313,000) for the period from November 1, 1997 to February 10, 1998 and the nine and three months ended July 31, 1997, respectively; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods. Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $813,000 for the period from February 11, 1998 to July 31, 1998 and approximately $206,000 for the three months ended July 31, 1998, and it was not required to record any historical provision or credit for Federal income taxes during either period as further explained below.

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Income taxes (continued):

            As a result of the loss for the period from February 11, 1998 to July 31, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of July 31, 1998 of approximately $307,000 available to reduce future Federal, state and local taxable income which, if not used, will expire in 2012. There were no other material temporary differences as of July 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $138,000 attributable to the potential benefits from the net operating loss carryforwards as of July 31, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for either the period from February 11, 1998 to July 31, 1998 or the three months ended July 31, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the nine months ended July 31, 1998.

            The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for the nine and three months ended July 31, 1998 and 1997 are set forth below:

                                                                          Nine Months           Three  Months
                                                                         Ended July 31,          Ended July 31,
                                                                   ----------------------    ---------------------
                                                                       1998        1997         1998       1997
                                                                   ----------   ---------    --------   ----------
            Tax provision (credit) at statutory rate of 34%        $   73,000   $ 305,000    $(70,000)  $(106,000)
            Adjustments for effects of:
               State income taxes, net of Federal benefit              24,000     113,000     (22,000)    (29,534)
               "S" Corporation election and termination
                   of "S" Corporation election                       (211,000)   (305,000)     34,000     106,000
               Change in valuation allowance                          138,000                  36,000
                                                                   ----------   ---------    --------  ----------

                     Historical provision                          $   24,000   $ 113,000    $(22,000) $  (29,534)
                                                                   ==========   =========    ========  ==========

            The Company's "S" Corporation election was in effect for part of the nine months ended July 31, 1998 and all of the nine and three months ended July 31, 1997. Unaudited pro forma historical provisions and credits for income taxes assuming the Exchange had occurred on November 1, 1996 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of the nine months ended July 31, 1998 and 1997 and three months ended July 31, 1997 are set forth below:

                                                                   Nine Months
                                                                  Ended July 31,
                                                                  --------------         Three Months
                                                                1998        1997      Ended July 31, 1997
                                                              -------     --------    -------------------
            Federal                                           $60,000     $252,000        $ (84,000)
            State                                              18,000       73,000          (26,000)
            Local                                              19,000       81,000          (28,000)
                                                              -------   ----------        ---------

                    Total pro forma  (unaudited)              $97,000     $406,000        $(138,000)
                                                              =======     ========        =========

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 - Income taxes (concluded):

            The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%.

Note 10 - Lease commitments:

      Operating lease:

            The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $35,100 and $11,700 for the nine and three months ended July 31, 1998, respectively. The Company had no obligations under noncancelable operating leases during the nine months ended July 31, 1997. Future minimum rental payments under the noncancelable operating lease in years subsequent to July 31, 1998 were as follows:

                  Year Ending
                    July 31,                                       Amount
                  -----------                                     --------

                     1999                                         $ 46,800
                     2000                                           46,800
                     2001                                           46,800
                     2002                                           46,800
                     2003                                            3,900
                                                                  --------
                        Total                                     $191,100
                                                                  ========

      Capital leases:

            As of July 31, 1998, the Company was obligated under various capital leases for machinery and equipment that expire at various dates through February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. Amortization of $47,734 and $19,346 was charged to operations in the nine and three months ended July 31, 1998, respectively. The Company had no capital lease obligations during the nine months ended July 31, 1997. The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at July 31, 1998 were as follows:

            Total minimum lease payments                             $645,391
            Less amount representing interest                          81,817
                                                                     --------

            Present value of net minimum lease payments               563,574
            Less current portion                                      235,479
                                                                     --------

            Long-term portion                                        $328,095
                                                                     ========

                            COFFEE HOLDING CO., INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 11- Concentrations of credit risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At July 31, 1998, the Company had cash balances that exceeded Federal insurance limits by $250,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

            Approximately 20% of the Company's sales were derived from one customer during the nine months ended July 31, 1998. That customer also accounted for approximately $227,000 of the Company's accounts receivable balance at July 31, 1998. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

            Management does not believe that credit risk was significant at July 31, 1998 and October 31, 1997.

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

            As of July 31, 1998, no options had been granted under the Plan.

Note 13- Major vendors:

               During the nine months ended July 31, 1998, substantially all of the Company's purchases were from nine vendors that also accounted for substantially all of the Company's accounts payable at July 31, 1998. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

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
                                                                                                   ==========

            The accompanying financial statements also reflect adjustments to previously reported amounts of net income (loss) for the nine and three months ended July 31, 1997. The components of the adjustments and their effect on net income (loss) follow:

                                                                                  Nine Months       Three Months
                                                                                  Ended July        Ended  July
                                                                                   31, 1997           31, 1997
                                                                                  ----------        ------------
            Unrecorded unrealized losses on coffee futures                        $ (360,168)         $(209,358)
            Net income (loss), as previously reported                              1,143,757            (74,264)
                                                                                  ----------          ---------
            Net income (loss), as adjusted                                        $  783,589          $(283,622)
                                                                                  ==========          =========

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Coffee Holding Co., Inc. (the "Company" or "Coffee"). Coffee and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

      Net sales totaled $19,865,601 in the nine months ended July 31, 1998, an increase of $1,318,496 or 7% from $18,547,105 in the nine months ended July 31, 1997. The Company had a larger customer base than during the comparable time period in 1997 which led to increased sales.

      Cost of sales in the nine months ended July 31, 1998 was $17,502,949, or 88% of net sales, as compared to $15,947,030, or 86% of net sales in the nine months ended July 31, 1997. Cost of sales for the nine month period ended July 31, 1998 was higher as the Company continued to liquidate higher cost inventory.

      The Company's gross profit in the nine months ended July 31, 1998 was $2,362,652, a decrease of $237,423 or 9% from $2,600,075 in the nine months ended July 31, 1997. Gross profit as a percentage of net sales decreased by 2% to 12% in the nine months ended July 31, 1998 from 14% in the nine months ended July 31, 1997. The Company's gross profits were lower due mainly to management's decision to reduce prices on certain products to attract larger customers.

      Selling and administrative expenses were $1,444,010 in the nine months ended July 31, 1998, an increase of $222,610 or 18% from $1,221,400 in the nine months ended July 31, 1997. As a percentage of net sales, this change represented a 1% increase from 6% in the nine months ended July 31, 1997 to 7% in the nine months ended July 31, 1998.

      The Company's interest expense decreased $36,343 or 12% from $298,315 in the nine months ended July 31, 1997 to $261,972 in the nine months ended July 31, 1998. This decrease was the result of the lower interest rate on the Company's line of credit versus the rate of interest on the Company's prior factoring agreement.

      Other expenses in the nine months ended July 31, 1998 also included $180,000 of consulting and professional fees and other costs incurred in connection with the reverse acquisition (the "Reverse Acquisition") by Transpacific International Group Corp. that was effectively completed on February 10, 1998.

      Primarily as a result of the decrease in gross profit, the increase in operating expenses and the charge for costs incurred in connection with the Reverse Acquisition, the Company had income of $215,083 before income taxes in the nine months ended July 31, 1998 compared to $896,589 in the nine months ended July 31, 1997.

      As further explained in Notes 2 and 9 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in the nine months ended July 31, 1998 and 1997 because it had elected to be taxed as an "S" Corporation during the period from November 1, 1997 to February 10, 1998 (the date of the Reverse Acquisition) and in the nine months ended July 31, 1997 and it had a pre-tax loss during the period from February 11, 1998 to July 31, 1998. Although the Company had potential benefits of approximately $307,000 from net operating loss carryforwards as of July 31, 1998, it did not record a credit for income taxes in the nine months ended July 31, 1998 due to the uncertainties related to the extent and timing of its future taxable income. The Company had a historical provision for state and local income taxes of $24,000 in the nine months ended July 31, 1998 compared to $113,000 in the nine months ended July 31, 1997 primarily as a result of the decrease in pre-tax income. Accordingly, the Company had historical net income of $191,083 in the nine months ended July 31, 1998 compared to $783,589 in the nine months ended July 31, 1997.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provisions for income taxes, net income and related earnings per share information assuming the Company had not elected to be taxed as an "S" Corporation during any portion of the nine months ended July 31, 1998 and 1997. The Company would have had a provision for income taxes of approximately $97,000 in the nine months ended July 31, 1998 compared to $406,000 in the nine months ended July 31, 1997 assuming the "S" Corporation elections had not been made primarily as a result of the decrease in pro forma pre-tax income. The unaudited pro forma provisions for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had net income of $118,083, or $.03 per share, in the nine months ended July 31, 1998 compared to $490,589, or $.12 per share, in the nine months ended July 31, 1997.

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

      Net sales totaled $6,684,459 in the three months ended July 31, 1998, a decrease of $325,622 or 5% from $7,010,081 in the three months ended July 31, 1997. Lower retail selling prices resulted in the decline in net sales.

      Cost of sales in the three months ended July 31, 1998 was $6,173,356, or 92% of net sales, as compared to $6,780,041, or 97% of net sales in the three months ended July 31, 1997.

      The Company's gross profit in the three months ended July 31, 1998 was $511,103, an increase of $281,063 or 122% from $230,040 in the three months ended July 31, 1997. Gross profit as a percentage of net sales increased by 4% to 7% in the three months ended July 31, 1998 from 3% in the three months ended July 31, 1997.

      Selling and administrative expenses were $543,091 in the three months ended July 31, 1998, an increase of $198,755 or 58% from $344,336 in the three months ended July 31, 1997. As a percentage of net sales, this change represented a 3% increase from 5% in the three months ended July 31, 1997 to 8% in the three months ended July 31, 1998. The increase in selling expenses for the three months ended July 31, 1998 was the result of higher freight insurance and advertising expenses. The increase was also due to higher professional fees related to payments made to the Company's financial advisor for financial advisory services.

      Interest expense decreased $57,322 or 43% from $132,891 in the three months ended July 31, 1997 to $75,569 in the three months ended July 31, 1998. The decrease was due to lower interest rates payable on borrowings.

      Primarily as a result of the increase in gross profit, the increase in operating expenses and the decrease in interest expense, the Company had a loss of $205,969 before income taxes in the three months ended July 31, 1998 compared to a loss of $313,156 in the three months ended July 31, 1997.

      As a result of the termination of its "S" Corporation election effective February 10, 1998, the Company was subject to Federal, state and local income taxes during the entire three month period ended July 31, 1998 whereas it was not subject to Federal income taxes during the three month period ended July 31, 1997. Although the Company had a pre-tax loss for the three months ended July 31, 1998, it did not record any credit for federal income taxes related to the potential benefits from its net operating loss carryforwards as of July 31, 1998 due to the uncertainties related to the extent and timing of its future taxable income. Although the Company had a pre-tax loss for the three months ended July 31, 1998, it did not record any credit for federal income taxes due to the "S" Corporation election. The Company had a historical credit for state and local income taxes of $22,000 in the three months ended July 31, 1998 compared to $29,534 in the three months ended July 31, 1997 primarily as a result of the decrease in the pre-tax loss. Accordingly, the Company had a historical net loss of $183,969 in the three months ended July 31, 1998 compared to $283,622 in the three months ended July 31, 1997. On an unaudited pro forma basis, the Company would have had a credit for income taxes of approximately $138,000 and a net loss of $175,156, or $.04 per share, in the three months ended July 31, 1997 assuming the "S" Corporation elections had not been made compared to the historical net loss of $183,969, or $.03 per share, in the three months ended July 31, 1998.

Liquidity and Capital Resources

      As of July 31, 1998, the Company had working capital of approximately $1,671,000, an increase of $2,208,000 from its working capital deficiency of approximately $537,000 as of October 31, 1997. The Company's cash balance also increased by approximately $50,000 to $249,000 as of July 31, 1998 from $199,000 as of October 31, 1997. The working capital balance increased primarily as a result of the replacement of borrowings obtained under a factoring agreement that were payable on a short-term basis with borrowings obtained under a credit facility from Nationscredit Commercial Corp. The new credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,635,000 as of July 31, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9% at July 31, 1998). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      The Company's current liabilities as of July 31, 1998 included a mortgage note payable with a balance of $613,000 that was due on demand as a result of a violation of certain covenants. The note was collateralized by restricted cash investments with an approximate balance of $370,000. The Company repaid the mortgage note in full on March 3, 1999, and generated a portion of the funds required for the payment by liquidating the restricted investments.

      During the nine months ended July 31, 1998, net cash provided by operating activities totaled approximately $755,000 primarily as a result of the net income generated during that period, adjusted to eliminate the effects of charges for depreciation and amortization, and decreases in amounts receivable from the Company's broker and customers and an increase in accounts payable that were partially offset by an increase in inventories. In addition to repaying the outstanding balance under the factoring agreement through borrowings under the line of credit, the Company also borrowed approximately $586,000 under the line of credit for working capital purposes.

      During the nine months ended July 31, 1998, the Company used approximately $397,000 of its cash resources to purchase property and equipment and added property and equipment totaling $288,500 by entering into capital leases. The capital expenditures were made primarily to refurbish equipment, upgrade capacity and purchase and install new manufacturing and other equipment associated with production. Management expects that the Company's capital expenditures will be made at a reduced rate over at least the next twelve months. The Company also placed approximately $304,000 in restricted cash investments to secure the mortgage note, as explained above, and made payments aggregating approximately $189,000 to reduce its mortgage note, term loan and capital lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

The Company is subject to market risk from exposure to fluctuations in interest rates. At July 31, 1998, the Company's long-term debt, other than capitalized leases, consisted of approximately $75,000 of fixed rate debt and approximately $3,600,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1998, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      See Note 2 to the financial statements, Summary of Significant Accounting Policies - "Hedging" for additional information regarding the Company's hedging program.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At July 31, 1998, the Company held options covering an aggregate of 3,075,000 pounds of green coffee beans, which are exercisable in fiscal 1998 at prices ranging from $1.15 to $1.45 per pound. The price per pound of green coffee on the close of business on July 31, 1998 was $1.29 per pound. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

                                     PART II

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Exhibit Name
-------           ------------

27                Financial Data Schedule

(b) There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COFFEE HOLDING CO., INC.

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Andrew Gordon        Chief Executive Officer, President,    October 25, 2000
-----------------        Treasurer and Director
Andrew Gordon            (principal executive officer and
                         principal financial officer)

                                INDEX TO EXHIBITS

      27    Financial Data Schedule