Form 10-K
period 1998-10-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------
                                    Form 10-K
                                   ----------

            [X]   ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE  ACT OF 1934

                   For the fiscal year ended October 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from            to
                                   ----------
                           Commission file No. _______

                            COFFEE HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                          11-2238111
   (state or other jurisdiction of                             IRS employer
    incorporation or organization)                        identification number)

 4401 First Avenue, Brooklyn, New York                          11232-0005
(address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code (718) 832-0800
                                   ----------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates of the Registrant cannot be determined as the common stock is not quoted or listed on any quotation system or market.

      As of September 30, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

================================================================================

                            COFFEE HOLDING CO., INC.

                                     PART I

      This  document  contains  forward  looking  statements.   Forward  looking
statements are based on management's then current views and assumptions regarding future events and operating performance. These statements are subject to factors which could cause actual results to differ materially from those statements. For a more detailed discussion of forward looking statements and the factors which could cause actual results to differ, please refer to Item 7 herein.

                               RECENT DEVELOPMENTS

      On December 10, 1998, the Company entered into a non-binding letter of intent with Chock Full O' Nuts ("Chock") whereby the Company would be acquired for an aggregate $5.8 million in cash, minus an amount equal to (i) all liabilities reflected on a final balance sheet, minus (ii) the lesser of (1) the liabilities secured by the Company's equipment or (2) $400,000. The merger consideration is also subject to other adjustments. In addition, Chock has agreed to pay to the Company's major stockholders a deferred purchase price equal to a portion of Chock's green coffee sales to parties who are not currently Chock customers for the first five years following closing of the merger.

      The consummation of the merger is subject to the negotiation and execution of a definitive merger agreement by February 28, 1999 and the satisfaction of conditions, including approval by the Company's board of directors and stockholders.

Item 1. Business

      Coffee Holding Co., Inc. (sometimes referred to herein as the "Company" or "Coffee Holding") conducts wholesale coffee operations, including roasting, blending, packaging, marketing and distributing coffees for sale under private labels and under its own brands of specialty coffees. The Company also sells unprocessed green coffee to specialty gourmet roasters. Coffee Holding's sales are primarily to customers located throughout the United States.

      Coffee Holding Co., Inc. was originally incorporated in New York in 1971. Pursuant to an Agreement and Plan of Merger between Coffee Holding Co., Inc. and Transpacific International Group Corp. (the "Merger Agreement"), Coffee Holding merged with and into Transpacific International Group Corp. ("Transpacific") in February, 1998, with Transpacific being the surviving corporation (the "Reverse Acquisition"). After the merger, Transpacific changed its name to Coffee Holding Co., Inc.

      Transpacific was incorporated in Nevada in 1995 for the sole purpose of acquiring or merging with an unspecified operating business. Transpacific had no operating assets and did not engage in any business activities other than seeking and investigating other businesses for potential merger or acquisition. On August 12, 1996, Transpacific commenced a "blank check" offering pursuant to Rule 419 of the Securities Act, selling 3,000 shares of common stock at $6.00 per share, which generated $18,000 in gross proceeds from approximately 35 different investors. Pursuant to Rule 419, all of the gross proceeds from the offering, less 10%, and the shares of Transpacific purchased by the investors were held in escrow pending distribution of a prospectus to each of them describing any prospective business acquisition by Transpacific and the subsequent confirmation of holders of at least 80% of the shares that they elected to remain investors. All but one investor reconfirmed their investment and the merger was consummated. Pursuant to the Merger Agreement, the Transpacific common stock was split ten for one and 3,000,000 shares were issued to Coffee Holding shareholders in exchange for the outstanding shares of Coffee Holding.

      All descriptions of the business of Coffee Holding contained in this Form 10-K prior to the date of the merger describe the operations of the New York corporation named Coffee Holding Co., Inc. and, from the date of the merger, the operations of the Nevada corporation currently named Coffee Holding Co., Inc. Unless otherwise specifically stated herein, all descriptions of Coffee Holding and its operations contained herein are as of the date of this Form 10-K.

Products

      Coffee Holding's products can be divided into three categories:

      (i) Private label coffee

      (ii) Branded coffee; and

      (iii) Wholesale green coffee.

      Private label coffee. Coffee Holding roasts, blends, packages and distributes coffee under private labels for companies throughout the United States and Canada. As of March 31, 2000, the Company supplied coffee to approximately 35 different wholesale and retail companies. Coffee Holding is currently the leading supplier for three of the largest wholesalers in the United States.

      In the year ended October 31, 1998 ("fiscal 1998"), approximately 42% of Coffee Holding's sales revenues came from private label coffee sales, and, in fiscal years 1997 and 1996, 44% and 22% of revenues, respectively, came from those sales.

      Branded coffee. Coffee Holding roasts, grinds and blends coffee according to its own recipes and packages the coffee at its facilities. The Company then sells the packaged coffee in its proprietary brand label to supermarkets, wholesalers and individually owned stores throughout the United States, shipping directly from its factory.

      Coffee Holding's name brands of coffee are: Cafe Caribe, Cafe Supremo, Don Manuel, Fifth Avenue and Via Roma. The Company has acquired trademark registration rights for each of Coffee Holding's name brands. For further information regarding these trademark registration rights, see "Business--Trademark and Domain Names." Each of Coffee Holding's name brands is directed at a particular segment of the consumer coffee market.

      Cafe Caribe, Coffee Holding's leading name brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers, in particular, the Latin American consumer market. Market research indicates that Latin American coffee drinkers consume up to four times as much coffee than other coffee drinkers and tend to be more brand loyal than other coffee drinkers.

      Cafe Supremo is a specialty espresso that targets espresso drinkers of all backgrounds and tastes. It is designed to introduce coffee drinkers to the tastes of dark roasted coffee.

      Don Manuel is a 100% Colombian coffee product made from the finest beans Colombia produces. 100% Colombian coffee is an upscale quality product which commands a substantial premium at retail compared to the more traditional brown coffee blends.

      Fifth Avenue is a blended coffee which has become popular as a second alternative to consumers who purchase private label coffee.

      Via Roma is an Italian style espresso targeted at the more traditional espresso drinker.

      In fiscal 1998, sales of Coffee Holding's branded coffees comprised approximately 10% of its sales revenues and, in fiscal 1997 and 1996, 8% and 15% of revenues, respectively, came from those sales.

      Wholesale Green Coffee. Coffee Holding sells and brokers green coffee beans to small roasters and coffee shop operators located throughout the United States. The Company purchases its green coffee from suppliers located primarily within the United States. The suppliers supply the Company with coffee beans from many countries, including Columbia, Mexico, Kenya, Indonesia, Brazil and Ethiopia, among others. In fiscal 1998, substantially all of the Company's purchases were from fewer than 10 vendors. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

      Coffee Holding carries over 50 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from the Company's warehouse to the small roasters and gourmet coffee shop operators which then roast the beans themselves. In fiscal 1998, wholesales of green coffee beans accounted for approximately 48% of Coffee Holding's sales revenues, and, in fiscal 1997 and 1996, 47% and 64% of revenues, respectively, came from such sales.

      Although the overall coffee market is mature, the green coffee market represents the fastest growing area of the industry, as gourmet coffee houses are increasing in all areas of the United States. The Company currently has over 150 customers in this area.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.80 to $3.18. The price for coffee beans on the commodities market as of September 29, 2000 was $.83.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond Coffee Holding's control. Supply and price can be affected by many factors such as weather, politics and economics in the exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to Coffee Holding's customers in the form of higher prices for coffee beans and processed coffee. However, there can be no assurance that the Company will be successful in passing coffee price increases to customers without losses in sales volume or margin. Drastic or prolonged increases in coffee prices could also adversely impact the Company's business as it could lead to a decline in overall consumption of coffee. Similarly, rapid decreases in the cost of coffee beans could force the Company to lower its sales prices before realizing cost reductions in its purchases. In addition, a worldwide supply shortage of gourmet coffee beans could have an adverse impact on the Company.

      Gourmet coffee, unlike most coffee, does not trade on the commodity market. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.

      The Company from time to time engages in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and supplement its supply of coffee, if necessary. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risks" herein.

Trademarks and Domain Names

      Coffee Holding holds trademarks, registered with the United States Patent and Trademark Office, for all five of its proprietary coffee brands. Trademark registrations are subject to periodic renewals and the Company anticipates maintaining its registrations. The Company believes that its brands are recognizable in the marketplace and that brand recognition is important to the success of its branded coffee business.

Customers

      Coffee Holding sells private label and its branded coffee to three of the leading wholesalers in the United States: Supervalu, Nash Finch, and Wakefern Foods. For fiscal 1998, sales to these three companies accounted for approximately 30% of Coffee Holding's total sales. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 20% of Coffee Holding's total sales.

      The Company historically has had short term contracts with some of these customers (generally one to three years in duration) and although the Company believes that it has a strong mutually beneficial relationship with those companies, there can be no assurance that these relationships will continue. The loss of any one of these relationships would likely have a material adverse effect on the Company's business.

Competition

      The coffee market is highly competitive. Coffee Holding competes with other suppliers and distributors of green coffee beans, whole coffee beans and roasted coffees. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets and a growing number of specialty coffee stores.

      Private Label Competition. There are approximately six companies that produce coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Coffee Holding's main competitors are Kroger and Chock Full O' Nuts. Both Kroger and Chock Full O' Nuts are larger and have more financing and resources than Coffee Holding does and therefore are able to devote more resources to product development and marketing. The Company believes that it remains competitive by providing a high level of quality and customer service. Private label coffee also competes with all of the branded coffee on the market. Chock Full O' Nuts also produces branded coffees which compete with their private label products.

      Brand Competition. Coffee Holding's proprietary brand coffees compete with many other brand coffees which are sold in supermarkets and specialty stores. The branded coffee market is dominated by several large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Nestle S.A., many of which have also begun to market gourmet coffee in addition to non-gourmet coffee. Smaller competitors include Chock Full O' Nuts, and Tetley. Coffee Holding's large competitors have greater access to capital than the Company and have a greater ability to conduct marketing and promotions. The Company believes that, while its competitors' brands may be more recognizable nationwide, its proprietary brands are well recognized in the Northeastern United States and are distinguished by their distinctive flavors.

      Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than Coffee Holding. However, Coffee Holding believes that it has both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Because the Company is also a roaster, as well as a seller of green coffee, it can provide its roasting experience as a value added service to its gourmet roaster customers. While other coffee merchants may be able to offer a lower price for coffee beans, Coffee Holding markets itself as a partner to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance the Company provides its customers includes training, coffee blending and market identification.

Marketing

      The Company markets its private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers. Recently, the Company began to use its web site (www.coffeeholding.com) as a method of marketing itself and its coffee products.

      For its private label and brand coffees, the Company will from time to time, in conjunction with retailers and with wholesalers, conduct in-store promotions (e.g. coupons, price reductions, two for one sales).

Seasonality

      Historically, consumer coffee consumption is greater in the winter months as compared to other seasons.

Employees

      Coffee Holding has 28 full-time employees, 22 of which are employed in the areas of coffee roasting, blending and packaging and six of which are in administration and sales. None of its employees are represented by unions or collective bargaining agreements. The Company's management believes that the Company maintains a good working relationship with its employees. In order to supplement its internal sales staff, Coffee Holding sometimes uses independent national and regional sales brokers who work on a commission basis.

Item 2. Properties

      Coffee Holding is headquartered at 4401 First Avenue, Brooklyn, New York where it owns the land and an approximately 15,000 square foot building. The building houses the Company's executive offices as well as the Company's plant where it roasts, blends and packages its coffee. In March 1999, the Company paid in full the outstanding balance of $602,000 of a mortgage note, which note was secured by a first mortgage on the property.

      Coffee Holding also leases a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T& O Management is not affiliated with the Company or any of its officers, directors or shareholders. The Company pays an annual rent of $46,800, plus utilities and other maintenance expenses. The lease expires on August 31, 2002.

      Coffee Holding also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

      Coffee Holding's management believes that the Company's facilities are adequate for its current operations and for the foreseeable future.

Item 3. Legal Proceedings

      In the ordinary course of its business, Coffee Holding is a party to litigation involving its operations. The Company does not believe that the outcome of any current litigation will have a material adverse effect upon its business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is not quoted or listed on any quotation system or market. The Company does not know of any firm that makes a market for the Common Stock.

      The number of registered holders of the Company's common stock at October 4, 2000 was approximately 472.

      In January 1998, prior to the date of the merger with Transpacific, Coffee Holding, while it was still a privately held "S" corporation, paid a distribution in the amount of $422,258 to its stockholders to pay personal income taxes. Coffee Holding paid no dividends to its stockholders for the fiscal year ended October 31, 1997. Since the January 1998 distribution, the Company has not paid any cash dividends on its common stock and has no intention to do so in the foreseeable future.

Item 6. Selected Financial Data

      The following selected data should be read in conjunction with the audited financial statements of the Company and management's discussion and analysis of the Company's financial condition and results of operations included elsewhere herein:

                                                          As of or for the Year Ended October 31,
                                                         -----------------------------------------
                                                           1998            1997             1996
                                                           -----           -----            -----
Operating data:
  Net sales ........................................   $ 25,853,791    $ 26,120,519    $ 21,162,100
  Cost of sales ....................................     24,090,666      22,961,911      18,775,383
                                                       ------------    ------------    ------------
  Gross profit .....................................      1,763,125       3,158,608       2,386,717
  Operating expenses ...............................      2,215,134       2,355,548       1,637,095
                                                       ------------    ------------    ------------
  Income (loss) from operations ....................       (452,009)        803,060         749,622
  Other income (expense), net (A) ..................       (650,020)       (301,448)       (310,591)
                                                       ------------    ------------    ------------
  Income (loss) before income taxes ................     (1,102,029)        501,612         439,031
  Provision for state and local income taxes (B) ...                         64,173           8,528
                                                       ------------    ------------    ------------
  Net income (loss) (B) ............................   $ (1,102,029)   $    437,439    $    430,503
                                                       ============    ============    ============
Pro forma (B):
  Historical income (loss) before income taxes .....   $ (1,102,029)   $    501,612    $    439,031
  Unaudited pro forma:
    Provision (credit) for income taxes ............       (424,000)        226,000         198,000
                                                       ------------    ------------    ------------
    Net income (loss) ..............................   $   (678,029)   $    275,612    $    241,031
                                                       ============    ============    ============
    Basic earnings (loss) per share ................   $       (.17)   $        .07    $        .06
                                                       ============    ============    ============
    Basic weighted average common shares outstanding      3,999,650       3,999,650       3,999,650
                                                       ============    ============    ============
Dividends ..........................................   $    422,258    $         --    $         --
                                                       ============    ============    ============
Balance sheet data:
  Total assets .....................................   $  6,524,043    $  6,794,629    $  5,074,429
                                                       ============    ============    ============
  Long-term obligations (including current portion)    $  3,882,804    $  1,486,549    $  1,518,340
                                                       ============    ============    ============
  Stockholders' equity (deficiency) ................   $   (928,082)   $    595,432    $    157,993
                                                       ============    ============    ============

----------
(A) Includes consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $327,087 in fiscal 1998.

(B) As further explained in Notes 2 and 9 to the financial statements elsewhere herein, prior to the reverse acquisition on February 10, 1998, the Company had elected to be treated as an "S" Corporation. Therefore, it was not required to record any historical provision or credit for Federal income taxes, whereas it recorded provisions for state and local taxes at full or reduced rates. The unaudited pro forma provisions and credits for income taxes assume that the Company had not made the "S" Corporation elections during any portion of fiscal 1998, 1997 and 1996 and reflect an effective rate of approximately 45% for each period. There were no provisions or credits for income taxes in the period subsequent to the reverse acquisition primarily as a result of pre-tax losses incurred in that period and the inability of the Company to recognize benefits from the net operating loss carryforwards due to the uncertainties related to the extent and timing of its future taxable income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Coffee Holding and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

      The following are some of the factors that could cause actual results to differ materially from our forward-looking statements:

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

      You are strongly encouraged to consider these factors when evaluating forward looking statements in this annual report. We undertake no responsibility to update any forward-looking statements contained in this report.

Year Ended October 31, 1998 (fiscal 1998) Compared to Year Ended October 31, 1997 (fiscal 1997)

      Net sales totaled $25,853,791 in fiscal 1998, a decrease of $266,728 or 1% from $26,120,519 in fiscal 1997. Although coffee sold increased by approximately 2 million pounds, or 18%, from 11 million pounds in fiscal 1997 to 13 million pounds in fiscal 1998, sales revenues remained steady due to lower retail coffee selling prices, particularly in the fourth quarter of fiscal 1998. Management attributes the decrease in revenue to declines in the selling price of retail coffee which began in the second quarter of fiscal 1998 and continued to the end of fiscal 1998 and the decision of management to reduce some selling prices in order to attract and retain larger customers.

      Cost of sales in fiscal 1998 was $24,090,666, or 93% of net sales, as compared to $22,961,911, or 88% of net sales in fiscal 1997. Cost of sales consists primarily of green coffee and packaging materials. The increase in cost of sales in fiscal 1998 was primarily attributable to higher green coffee purchase prices.

      The Company's gross profit in fiscal 1998 was $1,763,125, a decrease of $1,395,483 or 44% from $3,158,608 in fiscal 1997. Gross profit as a percentage of net sales decreased by 5% to 7% in fiscal 1998 from 12% in fiscal 1997. The decrease of gross profit as a percentage of sales was primarily attributable to lower margins on private label coffee and wholesale green coffee sales as a result of higher green coffee purchase prices and higher Company inventories. Margins were also reduced by management's decision to reduce some selling prices to attract larger customers.

      Selling and administrative expenses were $1,921,864 in fiscal 1998, a decrease of $175,867 or 8.4% from $2,097,731 in fiscal 1997. As a percentage of net sales, this change represented a 1% decrease from 8% in fiscal 1997 to 7% in fiscal 1998. The reduction in expenses was related to lower bad debt expense in fiscal 1998 versus fiscal 1997 which was partially offset by higher advertising, promotional and freight expenses as well as office salaries in fiscal 1998.

      Interest expense increased $39,100 or 12% from $324,345 in fiscal 1997 to $363,445 in fiscal 1998. The increase in fiscal 1998 was attributable to costs incurred in connection with the cancellation of a factoring agreement that were charged to interest expense. Also, the average balances on the Company's replacement line of credit were higher although the applicable rate of interest was lower.

      Other income (expense) in fiscal 1998 was a net expense of $650,020, which included $327,087 of consulting and professional fees and other costs incurred in connection with the Reverse Acquisition by Transpacific, that was effectively completed on February 10, 1998. Other income (expense) in 1997 was a net expense of $301,448.

      Primarily as a result of the decrease in gross profit and the charge for costs incurred in connection with the reverse acquisition, the Company had a loss of $1,102,029 before income taxes in fiscal 1998 compared to income of $501,612 before income taxes in fiscal 1997.

      As further explained in Notes 2 and 9 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in 1998, 1997 and 1996 because it had a pre-tax loss in 1998 and it had elected to be taxed as an "S" Corporation prior to the Reverse Acquisition on February 10, 1998. Although the Company had potential benefits of approximately $363,000 from the net operating loss carryforwards as of October 31, 1998, it did not record a credit for income taxes based on the pre-tax loss in fiscal 1998 due to the uncertainties related to the extent and timing of its future taxable income. The Company also had no historical provision or credit for state and local income taxes in fiscal 1998, whereas it had a historical provision for state and local income taxes of $64,173 in 1997. Accordingly the Company had a historical net loss of $1,102,029 in fiscal 1998 compared to historical net income of $437,439 before income taxes in fiscal 1997.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provisions and credits for income taxes, net income and losses and related earnings (loss) per share information for each year assuming the Company had not elected to be taxed as an "S" Corporation. The Company would have had a credit for income taxes of approximately $424,000 in fiscal 1998 and a provision for income taxes of approximately $226,000 in fiscal 1997 assuming the "S" Corporation elections had not been made and it would have been able to carryback its net operating losses. The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had a net loss of $678,029, or $.17 per share, in fiscal 1998 compared to net income of $275,612, or $.07 per share, in fiscal 1997.

Year Ended October 31, 1997 (fiscal 1997) Compared to Year Ended October 31, 1996 (fiscal 1996)

      Net sales totaled $26,120,519 in fiscal 1997, an increase of $4,958,419 or 23% from $21,162,100 in fiscal 1996. The increase in sales in fiscal 1997 was due primarily to increased sales to existing customers.

      Cost of sales in fiscal 1997 was $22,961,911, or 88% of net sales as compared to $18,775,383, or 89% of net sales in fiscal 1996. Management was able to keep costs of sales as a percentage of net sales stable as a result of efficient inventory purchases.

      The Company's gross profit in fiscal 1997 was $3,158,608, an increase of $771,891 or 32% from $2,386,717 in fiscal 1996. Gross profit as a percentage of net sales increased by 1% to 12% in fiscal 1997 from 11% in fiscal 1996. The increase in gross profits both in actual dollars and as a percentage of net sales was a result of increased sales and well managed inventory purchases.

      Selling and administrative expenses were $2,097,731 in fiscal 1997, an increase of $874,376 or 71% from $1,223,355 in fiscal 1996. As a percentage of net sales, this change represented a 2% increase from 6% in fiscal 1996 to 8% in fiscal 1997. Higher selling and administrative costs were due to higher commissions, professional fees and bad debts.

      The Company's interest expense increased $13,754 or 4% from $310,591 in fiscal 1996 to $324,345 in fiscal 1997. Interest expense increased due to increased borrowings to support higher sales.

      Primarily as a result of the increase in sales, gross profit and operating expenses, the Company had income of $501,612 before income taxes in fiscal 1997 compared to $439,031 in fiscal 1996.

      As a result of the "S" Corporation elections, the Company had an historical provision for state and local income taxes of $64,173 in fiscal 1997 compared to $8,528 in fiscal 1996. The Company would have had a provision for income taxes of approximately $226,000 in fiscal 1997 compared to $198,000 in fiscal 1996 assuming the "S" Corporation elections had not been made in fiscal 1997 as a result of the increase in pre-tax income. The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period as explained above. On an unaudited pro forma basis, the Company would have had net income of $275,612, or $.07 per share, in fiscal 1997 compared to net income of $241,031, or $.06 per share, in fiscal 1996.

Liquidity and Capital Resources

      The Company had a loss of approximately $1,102,000 during fiscal 1998. As of October 31, 1998, the Company had a working capital deficiency of approximately $227,000, which decreased by $310,000 from its working capital deficiency of $537,000 as of October 31, 1997, and a stockholders' deficiency of approximately $928,000, which increased by $1,523,000 from its stockholders' equity of $595,000 as of October 31, 1997. The

Company had unrestricted cash balances of $199,000 as of October 31, 1997, whereas it had no unrestricted cash balances as of October 31, 1998. The Company's current liabilities as of October 31, 1998 included a mortgage note payable to the New York City Industrial Development Agency with a balance of $600,000 that was secured by a first mortgage on the Company's land and building and was collateralized by restricted cash investments with an approximate balance of $433,000. The mortgage note, which originally required monthly payments through November 1, 2009 of $4,167 plus interest based on a variable rate set weekly, was due on demand as of October 31, 1998 as a result of a violation of certain covenants. In the absence of certain mitigating factors discussed below, these matters would have raised substantial doubts about the Company's ability to continue as a going concern.

      The Company's working capital deficiency decreased during fiscal 1998 primarily as a result of the replacement of borrowings obtained under a factoring agreement that were payable on a short-term basis with long-term borrowings obtained under a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,321,000 as of October 31, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9% at October 31, 1998). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      During  fiscal 1998,  net cash  provided by operating  activities  totaled approximately $1,333,000 primarily as a result of decreases in amounts receivable from the Company's broker and customers and an increase in accounts payable and accrued expenses that were partially offset by the net loss, adjusted to eliminate the effects of charges for depreciation and amortization and bad debts.

      During fiscal 1998, the Company used approximately $347,000 of its cash resources to purchase property and equipment. In addition to these cash expenditures, the Company also added property and equipment totaling $288,500 in fiscal 1998 by entering into capital leases. The capital expenditures were used to refurbish equipment, upgrade capacity and to purchase and install new manufacturing and other equipment associated with production. The Company used $667,000 of its cash resources to reduce its mortgage note, term loan, capital lease and related party obligations and placed approximately $367,000 in restricted cash and cash equivalent investments to secure the mortgage note payable. In January 1998, prior to the date of the merger with Transpacific, the Company, while it was still a privately held "S" corporation, paid dividends of $422,000 to its stockholders to pay personal income taxes. The Company borrowed approximately $271,000 under the line of credit during fiscal 1998 for working capital purposes.

      The Company's net loss in fiscal 1998 included nonrecurring charges of approximately $440,000 attributable to expenses incurred in connection with the Reverse Acquisition and the termination of the factoring agreement. Management believes, but cannot assure, that the Company will be able to increase sales and reduce certain operating costs in fiscal 1999. Management also believes that the Company's expenditures for purchases of equipment and repayments of related party loans during fiscal 1999 will be substantially below those incurred in fiscal 1998 and that the Company will be able to finance substantial increases in eligible accounts receivable and inventories arising from sales increases, if any, through additional borrowings under its line of credit and purchases of approximately $133,000 of eligible equipment under its term loan. In addition, on March 3, 1999, the Company repaid the mortgage note in full. The Company generated a portion of the funds required for the repayment by liquidating cash and cash equivalent investments that were restricted under the mortgage note. Accordingly, management believes that the Company will have sufficient resources to fund its operations through at least October 31, 1999.

Year 2000

      The Year 2000 problem concerns the possible inability of information systems and systems with embedded chip technology to properly recognize and process data-sensitive information beyond December 31, 1999. In the fall of 1997, the Company, and its information technology consultant, assessed the Company's personal computer hardware and its accounting software (which included accounts receivable and payroll and inventory management) for Year 2000 readiness. The Company concluded that its then accounting software and computer hardware and system were not Year 2000 compliant.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At October 31, 1998, the Company's long-term debt, other than capitalized leases, consisted of approximately $131,000 of fixed rate debt and approximately $3,300,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      See Note 2 to the financial statements, Summary of Significant Accounting Policies - "Hedging", for additional information regarding the Company's hedging program.

      The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At October 31, 1998, the Company held options covering an aggregate of 2,550,000 pounds of green coffee beans, which are exercisable in fiscal 1999 at prices ranging from $1.10 to $1.35 per pound. The closing price per pound of green coffee on October 31, 1998 was $1.10. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future. See also "Raw Materials" in Item 1 for additional information in connection with commodity price risks.

Item 8. Financial Statements And Supplementary Data

      See Item 14 herein.

Item 9. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

      On May 15, 1998, Transpacific dismissed German W. Chacon ("Chacon") who has been previously engaged as the principal accountant for Transpacific and had previously audited its financial statements as of September 30, 1997 and for the period from October 9, 1995 (date of inception) to September 30, 1997.

      Chacon's reports on Transpacific's financial statements for the period from October 9, 1995 to September 30, 1997 did not contain any adverse opinion or disclaimer of opinion, qualifications or modifications as to uncertainty, audit scope or accounting principles.

      There were no disagreements between Transpacific and Chacon on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure within the period from October 9, 1995 to September 30, 1997 and the subsequent interim period preceding its dismissal which disagreement, if not resolved to Chacon's satisfaction, would have caused it to make reference to such disagreement.

      During  the period  from  October 9, 1995 to  September  30,  1997 and the
subsequent   interim  period  preceding  Chacon's   dismissal,   there  were  no
"reportable events" as set forth in Item 304(a)(1)(v) of Regulation S-K.

      On May 15, 1998, Coffee Holding dismissed the accounting firm of Ira D. Ganzfried & Company ("Ganzfried") which had been previously engaged as the principal accountants for Coffee Holding and had previously audited its financial statements as of October 31, 1996 and 1995 and for the years then ended.

      Ganzfried's reports on Coffee Holding's financial statements for the years ended October 31, 1996 and 1995 did not contain any adverse opinion or disclaimer of opinion, qualifications or modifications as to uncertainty, audit scope or accounting principles.

      There were no disagreements between Coffee Holding and Ganzfried on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure for the years ended October 31, 1996 and 1995 and the subsequent interim period preceding its dismissal which disagreement, if not resolved to Ganzfried's satisfaction, would have caused it to make reference to such disagreement.

      For the years ended October 31, 1996 and 1995 and the subsequent interim period preceding Ganzfried's dismissal, there were no "reportable events" as set forth in Item 304(a)(1)(v) of Regulation S-K.

      The decision to change accountants was approved by the Board of Directors of the Company following the merger between Transpacific and Coffee Holding. The Company does not have an audit committee.

      On May 15, 1998, Coffee Holding engaged the accounting firm of J.H. Cohn LLP as the principal accountant to audit its financial statements in subsequent years. Neither Coffee Holding nor anyone acting on its behalf consulted with J.H. Cohn LLP prior to engaging them regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Coffee Holding or Transpacific financial statements for which disclosure would be required by Item 304(a)(2) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of Coffee Holding Co., Inc.

      Set forth below is information concerning the Company's directors and executive officers. The Company's board of directors currently consists of five directors. Directors are elected by a plurality of the votes cast at the Company's annual meeting of stockholders. Once elected, each director serves until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. Officers are appointed by the directors, and, once appointed, each officer serves until his or her successor is duly appointed, or until his or her earlier death, resignation or removal.

                  Name           Age                  Position
-----------------------------    ----   ----------------------------------------
Andrew Gordon                    [39]   Chief Executive Officer, President,
                                          Treasurer and Director
David Gordon                     [35]   Executive Vice President, Secretary and
                                          Director
Gerard DeCapua                   [39]   Director
Daniel Dwyer                     [43]   Director
Matthew Phillips                 [46]   Director

      Andrew Gordon is Chief Executive Officer, President, Treasurer and a Director of Coffee Holding. He was previously a Vice President from 1981 to 1997. He has been a Director of Coffee Holding since 1981. Mr. Gordon received his B.B.A. degree from Emory University. He is the brother of David Gordon.

      David Gordon is Executive Vice President--Operations, Secretary and a Director of Coffee Holding. He was previously a Vice President and Operating Manager from 1983 to 1997. He has been a Director of Coffee Holding since 1983. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon.

      Gerard DeCapua has been a Director of Coffee Holding since 1997. He has his own law practice in Rockville Centre, New York since 1985. Mr. DeCapua received his law degree from Pace University.

      Daniel Dwyer has been a Director of Coffee Holding since 1998. Mr. Dwyer has been a senior coffee trader at Rothfos Corporation since 1995.

      Matthew Phillips has been a Director of Coffee Holding since 1998. Since 1991, Mr. Phillips has been a Vice President of Branco Peres International, responsible for coffee trading operations.

      The Company currently does not have any standing committees.

Item 11. Executive Compensation

      The following table sets forth certain compensation information for the Company's chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 1998.

                           Summary Compensation Table
                                                                      Annual Compensation
                                                    ----------------------------------------------------------
                     Name and                           Fiscal       Salary       Bonus         All Other
                Principal Position                       Year          ($)         ($)     Compensation ($)(1)
--------------------------------------------------  --------------  --------    ---------  -------------------
Andrew Gordon ....................................       1998        160,000        --            24,399
  Chief Executive Officer and President ..........       1997        100,000     50,000           15,684
                                                         1996         85,000         --            7,200
David Gordon .....................................       1998        130,000                       6,970
  Executive Vice President-- Operations ..........       1997        100,000     50,000            8,268
                                                         1996         85,000         --            3,400

----------
(1) The amounts set forth consist of amounts paid by the Company for the use of an automobile and automobile insurance.

      The Company has a stock option plan under which stock options to purchase shares of Company Common Stock may be granted to the Company's directors, officers and other key employees and consultants. The Company has reserved 2,000,000 shares of its Common Stock for issuance under the stock option plan. As of September 30, 2000, no options had been granted under the plan.

      The Company does not have employment agreements with any of its officers.

Compensation of Directors

      Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Item 12. Security Stock Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding ownership of shares of the Company's common stock, as of October 4, 2000, by each person known to be the owner of 5% or more of the Company's common stock, by each person who is a director or executive officer and by all directors and executive officers as a group.

      When reviewing the following table, you should be aware that:

      (i) The amounts and percentages of common stock and preferred stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

      (ii) Unless otherwise indicated by footnote, each person identified in the table below has sole voting power and investment power as to the shares beneficially owned.

                                                             Common Stock
                                                     ---------------------------
                                                       Number of      Percentage
                                                        Shares          of Class
                                                     ---------------------------
      Andrew Gordon(1) ...........................     1,970,378        49.3%
      David Gordon(1) ............................     1,970,378        49.3%
      Gerard DeCapua .............................           100           *
      Daniel Dwyer ...............................           100           *
      Matt Phillips ..............................           100           *
      Rachelle Gordon(2) .........................     1,740,000        43.5%
      Rachelle Gordon Grantor
        Retained Annuity Trust ...................     1,350,878        30.8%
      Sterling Gordon ............................       199,600         5.0%
      Judy Melnick ...............................       199,600         5.0%
      All directors and executive officers
        as a group (5 persons)(1) ................     2,590,178        64.8%

----------
*     Less than 1%.

(1) Includes 1,350,878 shares held by the Rachelle Gordon Grantor Retained Annuity Trust, of which Andrew and David Gordon are the co-trustees with the power to vote and dispose of the shares.

(2) Includes 1,350,878 shares held by the Rachelle Gordon Grantor Retained Annuity Trust, of which Ms. Gordon is the grantor and beneficiary.

Item 13. Certain Relationships and Related Transactions

      From time to time, certain of the Company's stockholders and directors and officers make loans to the Company for working capital purposes. During fiscal
1998, the Company repaid to those persons an aggregate amount of approximately $344,000.

      At October 31, 1998, the Company had loans payable to certain of its stockholders and directors and officers in the principal amounts as follows:

      Rachelle Gordon                                -- $48,000
      Sterling Gordon                                -- $43,000
      David Gordon                                   -- $38,000
      Andrew Gordon                                  -- $ 1,600

      The loans are due on demand and bear interest at 10% per annum.

      Andrew Gordon and David Gordon have each guaranteed the payment of the Company's borrowings under its outstanding term loan from Nationscredit Commercial Corp. up to $100,000 in principal, plus interest and other costs and expenses.

      Daniel Dwyer, a director of the Company, is a senior coffee trader for Rothfos Corporation. Mr. Dwyer is responsible for the Company's account. The Company paid Rothfos $4,112,675 for the purchase of green coffee in fiscal 1998 and expects to pay it a similar amount in fiscal 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The financial statements and financial statements schedule listed below are filed as a part of this report: See Index to Financial Statements and Financial Statement Schedules beginning on Page F-1.

      1. Financial Statements:

            -     Independent Auditors' Report

            -     Balance sheets as of October 31, 1998 and 1997

            - Statements of Operations for the Years Ended October 31, 1998, 1997 and 1996

            - Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended October 31, 1998, 1997 and 1996

            - Statements of Cash Flows for the Years Ended October 31, 1998, 1997 and 1996

            -     Notes to Financial Statements

      2. Financial Statement Schedules:

            II. Valuation and Qualifying Accounts and Reserves for the Years Ended October 31, 1998, 1997 and 1996

            Other Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (b) No reports on Form 8-K were filed by the Company during the fourth quarter ended October 31, 1998.

      (c) Exhibits

           Exhibit
           Number                        Exhibit Name
           -------                      ---------------

            3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            3.2 Certificate of Amendment to Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            3.3      The Company's By-Laws  (incorporated herein by reference to
                     Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.1     Lease with T&O  Management  Corp.  dated  August  15,  1997
                     (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.2 1998 Stock Option Plan (incorporated herein by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            16.1     Letter from German W. Chacon  (incorporated by reference to
                     Exhibit 16(a) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18, 1998).

            16.2 Letter from Ira D. Ganzfried & Company (incorporated by referenced to Exhibit 16(b) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18,
                     1998).

            27*      Financial Data Schedule.

----------
*     Filed herewith

                            COFFEE HOLDING CO., INC.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----

(A) FINANCIAL STATEMENTS:

      REPORTS OF INDEPENDENT ACCOUNTANTS ...............................  F-2/3

      BALANCE SHEETS
        OCTOBER 31, 1998 AND 1997 ......................................  F-4

      STATEMENTS OF OPERATIONS
        YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996 ....................  F-5

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996 ....................  F-6

      STATEMENTS OF CASH FLOWS
        YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996 ....................  F-7

      NOTES TO FINANCIAL STATEMENTS ....................................  F-8/16

(B) FINANCIAL STATEMENT SCHEDULE:

      II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996 ....................  S-1

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

      We have audited the accompanying balance sheet of COFFEE HOLDING CO., INC. as of October 31, 1998, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 1998, and its results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

      Our 1998 audit referred to above included the information in Schedule II which presents fairly, in all material respects, when read in conjunction with the 1998 basic financial statements taken as a whole, the information required to be set forth therein for the year ended October 31, 1998.

                                                              J. H. COHN LLP

Roseland, New Jersey
March 16, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

      We have audited the accompanying balance sheet of Coffee Holding Co., Inc. as of October 31, 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 1997, and its results of operations and cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

      As  discussed  in Note  14,  the  accompanying  1997  and  1996  financial statements reflect prior period adjustments for the effects of the understatement of certain income and expenses in previously issued financial statements.

      Our 1997 and 1996 audits  referred to above  included the  information  in
Schedule II which presents fairly, in all material respects, when read in conjunction with the 1997 and 1996 basic financial statements taken as a whole, the information required to be set forth therein for the years ended October 31, 1997 and 1996.

                                                     IRA D. GANZFRIED & COMPANY

New York, New York
December 23, 1997

                            COFFEE HOLDING CO., INC.

                                 BALANCE SHEETS
                            OCTOBER 31, 1998 AND 1997

                                Assets                                  1998           1997
                                ------                              -----------    -----------
                                                                                    (Note 14)
Current assets:
    Cash ........................................................                  $   198,679
    Due from broker .............................................   $   150,592        423,899
    Accounts receivable, net of allowance for doubtful
      accounts of $215,000 and $254,317 .........................     2,243,798      2,858,201
    Inventories .................................................     1,359,954      1,379,383
    Cash and cash equivalents restricted under mortgage note ....       432,965         66,070
    Prepaid expenses and other current assets ...................        57,198         27,066
                                                                    -----------    -----------
         Total current assets ...................................     4,244,507      4,953,298
Property and equipment, at cost, net of accumulated
    depreciation of $1,657,206 and $1,422,651 ...................     2,123,429      1,722,194
Deferred mortgage costs, net of accumulated amortization
    of $48,611 and $43,449 ......................................        56,784         61,946
Deposits and other assets .......................................        99,323         57,191
                                                                    -----------    -----------
         Totals .................................................   $ 6,524,043    $ 6,794,629
                                                                    ===========    ===========

                Liabilities and Stockholders' Equity (deficiency)
                -------------------------------------------------

Current liabilities:
    Mortgage note payable .......................................   $   600,000    $   650,000
    Current portion of term loan ................................        87,312
    Current portion of obligations under capital leases .........       215,026        127,524
    Accounts payable and accrued expenses .......................     3,569,321      2,209,420
    Due factor ..................................................                    2,503,228
                                                                    -----------    -----------
         Total current liabilities ..............................     4,471,659      5,490,172
Term loan, net of current portion ...............................       279,431
Line of credit borrowings .......................................     2,320,513
Obligations under capital leases, net of current portion ........       249,325        233,810
Loans from related parties ......................................       131,197        475,215
                                                                    -----------    -----------
         Total liabilities ......................................     7,452,125      6,199,197
                                                                    -----------    -----------
Commitments and contingencies
Stockholders' equity (deficiency):
    Preferred stock, par value $.001 per share; 10,000,000 shares
      authorized; none issued ...................................            --             --
    Common stock, par value $.001 per share; 30,000,000 shares
      authorized, 3,999,650 shares issued and outstanding .......         4,000
    Common stock, no par value; 200 shares authorized;
      100 shares issued and outstanding .........................                      460,000
    Additional paid-in capital ..................................       480,997
    Retained earnings (accumulated deficit) .....................    (1,413,079)       135,432
                                                                    -----------    -----------
         Total stockholders' equity (deficiency) ................      (928,082)       595,432
                                                                    -----------    -----------
         Totals .................................................   $ 6,524,043    $ 6,794,629
                                                                    ===========    ===========

See Notes to Financial Statements.

                           COFFEE HOLDINGS CO., INC.

                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                1998            1997            1996
                                                            ------------    -------------   ------------
                                                                              (Note 14)
Net sales ...............................................   $ 25,853,791    $ 26,120,519    $ 21,162,100
Cost of sales ...........................................     24,090,666      22,961,911      18,775,383
                                                            ------------    ------------    ------------
Gross profit ............................................      1,763,125       3,158,608       2,386,717
                                                            ------------    ------------    ------------
Operating expenses:
    Selling and administrative ..........................      1,921,864       2,097,731       1,223,355
    Officers' salaries ..................................        293,270         257,817         413,740
                                                            ------------    ------------    ------------
         Totals .........................................      2,215,134       2,355,548       1,637,095
                                                            ------------    ------------    ------------
Income (loss) from operations ...........................       (452,009)        803,060         749,622
                                                            ------------    ------------    ------------
Other income (expense):
    Interest income .....................................         40,512          22,897
         Interest expense ...............................       (363,445)       (324,345)       (310,591)
    Expenses in connection with reverse acquisition .....       (327,087)
                                                            ------------    ------------    ------------
         Totals .........................................       (650,020)       (301,448)       (310,591)
                                                            ------------    ------------    ------------
Income (loss) before income taxes .......................     (1,102,029)        501,612         439,031
Provision for state and local income taxes ..............                         64,173           8,528
                                                            ------------    ------------    ------------
Net income (loss) .......................................   $ (1,102,029)   $    437,439    $    430,503
                                                            ============    ============    ============
Unaudited:
    Historical income (loss) before income taxes ........   $ (1,102,029)   $    501,612    $    439,031
    Pro forma:
         Provision (credit) for income taxes ............       (424,000)        226,000         198,000
                                                            ------------    ------------    ------------
         Net income (loss) ..............................   $   (678,029)   $    275,612    $    241,031
                                                            ============    ============    ============
         Basic earnings (loss) per share ................   $       (.17)   $        .07    $        .06
                                                            ============    ============    ============
         Basic weighted average common shares outstanding      3,999,650       3,999,650       3,999,650
                                                            ============    ============    ============

See Notes to Financial Statements

                            COFFEE HOLDING CO., INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                                              Common Stock
                               -------------------------------------------                Retained
                                  No Par Value         $.001 Par Value                    Earnings
                               ------------------- ----------------------    Additional    (Accum-
                               Number of              Number of               Paid-in      ulated
                                Shares      Amount     Shares      Amount     Capital      Deficit)         Total
                               ---------  ---------   ---------   --------   ----------  -----------    -----------
                                                                                                          (Note 14)
Balance, November 1, 1995,
   as adjusted ..............     100     $ 460,000                                      $  (732,510)   $  (272,510)
Net income ..................                                                                430,503        430,503
                                 ----     ---------                                      -----------    -----------
Balance, October 31, 1996,
   as adjusted ..............     100       460,000                                         (302,007)       157,993
Net income, as adjusted .....                                                                437,439        437,439
                                 ----     ---------                                      -----------    -----------
Balance, October 31, 1997,
   as adjusted ..............     100       460,000                                          135,432        595,432
Effect of reverse acquisition    (100)     (460,000)  3,999,650    $4,000    $480,997        (24,224)           773
Net loss ....................                                                             (1,102,029)    (1,102,029)
Dividends paid ..............                                                               (422,258)      (422,258)
                                 ----     ---------   ---------    ------    --------    -----------    -----------
Balance, October 31, 1998 ...      --     $      --   3,999,650    $4,000    $480,997    $(1,413,079)   $  (928,082)
                                 ====     =========   =========    ======    ========    ===========    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                                      1998              1997               1996
                                                                                  -----------        ----------         -----------
                                                                                                      (Note 14)
Operating activities:
    Net income (loss) .....................................................       $(1,102,029)       $   437,439        $   430,503
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization ....................................           239,687            170,579            209,243
         Bad debts ........................................................            53,391            522,499            130,230
         Changes in operating assets and liabilities:
         Due from broker ..................................................           273,307           (299,922)           (72,270)
         Accounts receivable ..............................................           561,012           (730,028)           257,025
         Inventories ......................................................            19,429           (504,122)           (58,186)
         Prepaid expenses and other current assets ........................           (30,132)             2,736                (10)
         Deposits and other assets ........................................           (42,132)           (47,469)             3,109
         Accounts payable and accrued expenses ............................         1,360,674            809,499           (953,608)
                                                                                  -----------        -----------        -----------
           Net cash provided by (used in) operating activities ............         1,333,207            361,211            (53,964)
                                                                                  -----------        -----------        -----------
Investing activities -- purchases of property and equipment ...............          (347,260)          (262,653)           (58,988)
                                                                                  -----------        -----------        -----------
Financing activities:
    Net advances from factor ..............................................                              505,053            181,630
    Principal payments on mortgage note payable ...........................           (50,000)           (50,000)           (50,000)
    Increase in cash and cash equivalents restricted
      under mortgage note .................................................          (366,895)           (22,897)
    Principal payments on term loan .......................................           (87,312)
    Net advances under bank line of credit ................................           271,340
    Principal payments of obligations under capital leases ................          (185,483)                               (9,203)
    Repayments of loans from related parties ..............................          (344,018)          (343,125)              (447)
    Dividends paid ........................................................          (422,258)
                                                                                  -----------        -----------        -----------
         Net cash provided by (used in) financing activities ..............        (1,184,626)            89,031            121,980
                                                                                  -----------        -----------        -----------
Net increase (decrease) in cash ...........................................          (198,679)           187,589              9,028
Cash, beginning of year ...................................................           198,679             11,090              2,062
                                                                                  -----------        -----------        -----------
Cash, end of year .........................................................       $        --        $   198,679        $    11,090
                                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow data:
    Interest paid .........................................................       $   334,567        $   324,345        $   310,591
                                                                                  ===========        ===========        ===========
    Income taxes paid .....................................................       $   104,664        $    64,173        $     8,528
                                                                                  ===========        ===========        ===========

Supplemental schedule of noncash investing and financing activities:
      During  1998  and  1997,  the  Company  purchased  equipment  at a cost of
      $288,500  and   $361,334,   respectively,   by  incurring   capital  lease
      obligations.

      During 1998, the Company increased its obligations under the credit facility that provides it with the line of credit and term loan and decreased the balance payable to its factor through a direct transfer of $2,503,288 from the bank to the factor.

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1--Business activities and reverse acquisition:

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

      Consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $327,087 were charged to expense in 1998.

      Information as to the unaudited pro forma results of operations of the Company assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1996 has not been presented because such pro forma results would not differ materially from the historical results of operations for 1998 and 1997 reflected in the accompanying historical statements of operations.

Note 2--Summary of significant accounting policies:

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

                            COFFEE HOLDING CO., INC.

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

      At October 31, 1998, the Company held options covering an aggregate of 2,550,000 pounds of green coffee beans which are exercisable in fiscal 1999 at prices ranging from $1.10 to $1.35 per pound. At October 31, 1997, the Company held options covering an aggregate of 2,297,000 pounds of green coffee beans which were exercisable in 1998 at prices ranging from $1.40 to $1.60 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $167,000 and $292,000 at October 31, 1998 and 1997, respectively. Due from broker includes the effects of deferred hedging gains of $123,222 and unrealized hedging losses of $299,934 at October 31, 1998 and 1997, respectively.

Deferred mortgage costs:

      Costs incurred in connection with obtaining mortgage financing have been capitalized and are being amortized over the term of the mortgage using a method that approximates the interest method. Amortization of deferred mortgage costs was not material in 1998, 1997 and 1996.

Advertising:

      The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $140,397, $99,600 and $103,335 in 1998, 1997 and 1996, respectively.

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

      Since the Company had elected to be taxed as an "S" Corporation for part of 1998 and all of 1997 and 1996 and it had no potentially dilutive securities outstanding in 1998, 1997 and 1996, unaudited pro forma earnings (loss) per share is presented in the accompanying statements of operations for 1998, 1997 and 1996.

      The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings (loss) per share in 1998, 1997 and 1996 was 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

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

      The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of October 31, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1998, 1997 and 1996.

                            COFFEE HOLDING CO., INC.

Note 3--Inventories:

      Inventories at October 31, 1998 and 1997 consisted of the following:

                                                   1998           1997
                                                   ----           ----
Packed coffee ..............................   $  395,655     $  389,796
Green coffee ...............................      755,305        805,780
Packaging supplies .........................      208,994        183,807
                                               ----------     ----------
  Totals ...................................   $1,359,954     $1,379,383
                                               ==========     ==========

Note 4--Property and equipment:

      Property and equipment at October 31, 1998 and 1997 consisted of the following:

                                                    Estimated
                                                   Useful Life          1998               1997
                                                   -----------          ----               ----
Building and improvements .......................   30 years         $1,220,110         $1,109,696
Machinery and equipment .........................    7 years          1,627,366          1,443,859
Machinery and equipment under capital leases ....    7 years            694,609            361,334
Furniture and fixtures ..........................    7 years             97,550             88,956
                                                                     ----------         ----------
                                                                      3,639,635          3,003,845
Less accumulated depreciation ...................                     1,657,206          1,422,651
                                                                     ----------         ----------
                                                                      1,982,429          1,581,194
Land ............................................                       141,000            141,000
                                                                     ----------         ----------
  Totals ........................................                    $2,123,429         $1,722,194
                                                                     ==========         ==========

      Depreciation  totaled  $234,525,  $165,417 and $204,081 in 1998,  1997 and
1996, respectively.

Note 5--Cash and cash equivalents restricted under mortgage note:

      Restricted cash and cash equivalents at October 31, 1998 and 1997 consisted of investments in the following interest-bearing accounts:

                                          1998        1997
                                          ----        ----
Cash in escrow .....................   $ 71,039     $ 66,070
Certificate of deposit .............    361,926
                                       --------     --------
  Totals ...........................   $432,965     $ 66,070
                                       ========     ========

      Cash in escrow represents amounts held in accounts for the payment of principal, interest and various fees in connection with the New York City Industrial Development Agency ("NYCIDA") mortgage note payable (see Note 6).

      The Company did not comply with certain covenants, as defined, under the NYCIDA agreement at October 31, 1998 and 1997. As a result of its noncompliance at October 31, 1997, it was required to obtain an irrevocable letter of credit from ABN Amro Bank to secure the mortgage note and to pledge a $350,000 certificate of deposit to secure the letter of credit during the year ended October 31, 1998.

      The restricted investments were liquidated in March 1999 in connection with the repayment of the mortgage note (see Note 15); accordingly, they were classified as current assets in the accompanying balance sheets.

Note 6--Mortgage note payable:

      On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the NYCIDA. The mortgage note, which had an outstanding balance of $600,000 and $650,000 at October 31, 1998 and 1997, respectively, requires monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final payment is due November 1, 2009. The payment of the note is secured by a first mortgage on the Company's land and building.

                            COFFEE HOLDING CO., INC.

      The NYCIDA agreement contains certain financial covenants. At October 31, 1998 and 1997, the Company was not in compliance with the covenants. Accordingly, the mortgage note payable was due on demand and classified as a current liability, and the restricted investments securing the mortgage note (see Note 5) were classified as current assets, in the accompanying October 31, 1998 and 1997 balance sheets.

      The mortgage note was repaid in March 1999 (see Note 15).

Note 7--Credit facility borrowings:

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

      The Company incurred costs of approximately $113,000 in connection with the cancellation of the factoring agreement that were charged to interest expense in 1998.

      The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000 through November 20, 2000 when the line of credit expires and any outstanding balance must be repaid. The outstanding balance of $2,320,513 at October 31, 1998 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9% at October 31, 1998).

      The term loan, which had an outstanding balance of $366,743 (including a current portion of $87,312) at October 31, 1998, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal is payable in monthly installments of $7,276 plus interest which is also at the prime rate plus 1% until November 20, 2000 at which time the outstanding balance must also be repaid.

      Two of the Company's stockholders have each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses as defined.

Note 8--Loans from related parties:

      The Company had loans payable to its stockholders of $131,197 and $475,215 at October 31, 1998 and 1997, respectively. The loans are due on demand, bear interest at 10% and are subordinated to the balance outstanding under the mortgage note payable. Interest expense was not material in 1998, 1997 and 1996.

Note 9--Income taxes:

      As shown in the accompanying statements of operations, the Company had no historical provision or credit for income taxes in 1998 and a historical provision for current state and local income taxes in 1997 and 1996 comprised as follows:

                                          1997          1996
                                        -------        ------
      State .........................   $ 4,173        $  528
      Local .........................    60,000         8,000
                                        -------        ------
        Total historical ............   $64,173        $8,528
                                        =======        ======

                            COFFEE HOLDING CO., INC.

      As explained in Note 2, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to provide for income taxes on its historical income before income taxes of approximately $1,028,000, $502,000 and $439,000 for the period from November 1, 1997 to February 10, 1998 and the years ended October 31, 1997 and 1996, respectively; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods. Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998, and it was not required to record any historical provision or credit for Federal income taxes during that period and as further explained below.

      As a result of the loss for the period from February 11, 1998 to October 31, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of October 31, 1998 of approximately $800,000 available to reduce future Federal, state and local taxable income which, if not used, will expire in 2012. There were no other material temporary differences as of October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $363,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for the period from February 11, 1998 to October 31, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the year ended October 31, 1998.

      The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for 1998, 1997 and 1996 are set forth below:

                                                       1998         1997         1996
                                                    ---------    ---------    ---------
Tax provision (credit) at statutory rate of 34% .   $(374,000)   $ 149,000    $ 146,000
Adjustments for effects of:
  State income taxes net of Federal benefit .....                   64,173        8,528
  "S" Corporation election and termination of "S"
       Corporation election .....................      11,000     (149,000)    (146,000)
  Change in valuation allowance .................     363,000
                                                    ---------    ---------    ---------
      Historical provision ......................   $      --    $  64,173    $   8,528
                                                    =========    =========    =========

      The Company's "S" Corporation election was in effect for part or all of 1998, 1997 and 1996. Unaudited pro forma historical provisions and credits for income taxes assuming the Exchange had occurred on November 1, 1996 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of 1998 1997 and 1996 are set forth below:

                                   1998         1997        1996
                                ---------    ---------   ---------

Federal .....................   $(262,000)   $ 140,000   $ 122,000
State .......................     (77,000)      41,000      36,000
Local .......................     (85,000)      45,000      40,000
                                ---------    ---------   ---------
  Total pro forma (unaudited)   $(424,000)   $ 226,000   $ 198,000
                                =========    =========   =========

      The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%.

                            COFFEE HOLDING CO., INC.

Note 10--Lease commitments:

Operating lease:

      The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $46,800 and $3,900 in 1998 and 1997, respectively. The Company had no obligations under noncancelable operating leases in 1996. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 1998 were as follows:

   Year Ending
   October 31,                                                           Amount
   -----------                                                          --------

   1999 .....................................................           $ 46,800
   2000 .....................................................             46,800
   2001 .....................................................             46,800
   2002 .....................................................             39,000
                                                                        --------
Total .......................................................           $179,400
                                                                        ========

Capital leases:

      As of October 31, 1998, the Company was obligated under various capital leases for machinery and equipment that expire at various dates through February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. Amortization of $77,246 and $25,810 was charged to operations in 1998 and 1997, respectively. The Company had no capital lease obligations in 1996. The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 1998 were as follows:

Total minimum lease payments ..................................         $519,236
Less amount representing interest .............................           54,885
                                                                        --------
Present value of net minimum lease payments ...................          464,351
Less current portion ..........................................          215,026
                                                                        --------
Long-term portion .............................................         $249,325
                                                                        ========

Note 11--Risks and uncertainties:

Concentrations of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 1998, the Company had cash balances that exceeded Federal insurance limits by $262,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 20% of the Company's sales were derived from one customer during 1998. That customer also accounted for approximately $412,000 of the Company's accounts receivable balance at October 31, 1998. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

      Management does not believe that credit risk was significant at October 31, 1998.

                            COFFEE HOLDING CO., INC.

Other uncertainties:

      The Company had a net loss of approximately $1,102,000 in 1998. As of October 31, 1998, the Company had a working capital deficiency of approximately $227,000, a total stockholders' deficiency of approximately $928,000 and a mortgage note payable with a balance of $600,000 that was due on demand as a result of the violation of certain covenants (see Note 6). In the absence of the mitigating factors explained below, these matters would raise doubts about the Company's ability to continue as a going concern.

      The net loss in 1998 included nonrecurring charges of approximately $440,000 attributable to expenses incurred in connection with the reverse acquisition and the termination of a factoring agreement (see Notes 1 and 7). Management believes, but cannot assure, that the Company will be able to increase sales and reduce certain operating costs during 1999. Management also believes that during 1999 the Company's expenditures for purchases of equipment and repayments of related party loans will be substantially below those incurred in 1998. As further explained in Note 15, the Company repaid the mortgage note in March 1999 primarily with funds that became available through the liquidation of investments that had collateralized the mortgage note. The Company will be able to finance substantial increases in eligible accounts receivable and inventories arising from sales increases, if any, through additional borrowings under its line of credit and purchases of approximately $133,000 of eligible equipment under its term loan (see Note 7). Accordingly, management believes that the Company will have sufficient resources to fund its operations through at least October 31, 1999.

Note 12--Stock option plan:

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

      As of October 31, 1998, no options had been granted under the Plan.

Note 13--Major vendors:

      During 1998, substantially all of the Company's purchases were from nine vendors. An employee of one of those vendors is a director of the Company. Purchases from that vendor totaled approximately $4,100,000 in 1998. The nine vendors also accounted for substantially all of the Company's accounts payable at October 31, 1998. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

Note 14--Prior period adjustments:

      The accompanying 1997 and 1996 financial statements reflect adjustments to previously reported amounts of net income for 1997 and retained earnings as of November 1, 1995, October 31, 1996 and October 31, 1997 for the net effects of the understatement of write-offs of uncollectible accounts receivable, unrealized losses on coffee futures and interest income in 1997 and the understatement of unrealized losses on coffee futures in years prior to 1996.

      The components of the adjustments and their effect on net income in 1997 follow:

Increase (decrease) in net income:

   Write-off of uncollectible accounts receivable ...............    $(268,182)
   Unrecorded unrealized losses on coffee futures ...............     (299,934)
   Unrecorded interest income on restricted cash ................       22,897
                                                                     ---------
     Total adjustments ..........................................     (545,219)
   Net income, as previously reported ...........................      982,658
                                                                     ---------
   Net income, as adjusted ......................................    $ 437,439
                                                                     =========

                            COFFEE HOLDING CO., INC.

      Adjustments to periods prior to 1996, which were attributable to the understatement of unrealized losses on coffee futures, totaled $364,135.

      The effects of these adjustments on retained earnings are set forth below:

                                                   As                    As
                                                Reported              Adjusted
                                              -----------           -----------
Balance:

November 1, 1995 ...................          $  (368,375)          $  (732,510)
                                              ===========           ===========
October 31, 1996 ...................          $    62,128           $  (302,007)
                                              ===========           ===========
October 31, 1997 ...................          $ 1,044,786           $   135,432
                                              ===========           ===========

Note 15--Subsequent event:

      On March 3, 1999, the Company repaid the entire outstanding balance of the mortgage note payable to NYCIDA which had been in default at October 31, 1998 and 1997 (see Note 6). The Company generated a portion of the funds required for its payment by liquidating investments that were restricted under the agreement with NYCIDA (see Note 5).

                                      * * *

                            COFFEE HOLDING CO., INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                            Balance at      Additions-      Deductions       Balance
                                             Beginning       Charged           From          at End
                                              of Year        to Income       Reserves        of Year
                                            ----------      ----------      ----------      ---------
1998:
  Allowance for doubtful accounts .......    $254,317        $ 53,391        $ 92,708        $215,000
                                             ========        ========        ========        ========
1997:
  Allowance for doubtful accounts .......    $134,200        $522,499        $402,382        $254,317
                                             ========        ========        ========        ========
1996:
  Allowance for doubtful accounts .......    $  3,970        $130,230                        $134,200
                                             ========        ========                        ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                        COFFEE HOLDING CO., INC.

                                                        By: /S/ ANDREW GORDON
                                                            -----------------
                                                                Andrew Gordon

                                                        Dated: October 25, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 25, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                     Title
             ---------                     -----

         /s/ ANDREW GORDON                 Chief Executive Officer, President,
----------------------------------         Treasurer and Director (principal
           Andrew Gordon                   executive officer and principal
                                           financial and accounting officer)

         /s/ DAVID GORDON                  Executive Vice President--Operations,
----------------------------------         Secretary and Director
           David Gordon

        /s/ GERARD DECAPUA                 Director
----------------------------------
          Gerard DeCapua

          /s/ DAN DWYER                    Director
----------------------------------
             Dan Dwyer

         /s/ MATT PHILLIPS                 Director
----------------------------------
           Matt Phillips

              Supplemental Information to be Furnished With Reports
            Filed Pursuant to Section 15(d) of the Act by Registrants
     Which Have Not Registered Securities Pursuant to Section 12 of the Act

      Coffee Holding has not and does not intend to send an annual report to stockholders or proxy materials to its stockholders.

                                INDEX TO EXHIBITS

      27    Financial Data Schedule