Form 10-Q
period 1999-01-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1999

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

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                            PAGE

CONDENSED BALANCE SHEETS
     JANUARY 31, 1999 AND OCTOBER 31, 1998                                   F-2

CONDENSED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED JANUARY 31, 1999 AND 1998                            F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     THREE MONTHS ENDED JANUARY 31, 1999                                     F-4

CONDENSED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED JANUARY 31, 1999 AND 1998                            F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                   F-6/11

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 1999 AND OCTOBER 31, 1998

                                                                       January        October
                                    ASSETS                            31, 1999        31, 1998
                                    ------                           -----------    ------------
                                                                     (Unaudited)    (See Note 1)
Current assets:
     Due from broker                                                 $    60,260    $   150,592
     Accounts receivable, net of allowance for doubtful
        accounts of $215,000                                           2,372,390      2,243,798
     Inventories                                                       1,636,324      1,359,954
     Cash and cash equivalents restricted under mortgage note            436,389        432,965
     Prepaid expenses and other current assets                            21,046         57,198
     Loans receivable from stockholder                                   300,000
                                                                     -----------    -----------
           Total current assets                                        4,826,409      4,244,507
Property and equipment, at cost, net of accumulated
     depreciation of $1,716,714 and $1,657,206                         2,071,698      2,123,429
Deferred mortgage costs, net of accumulated amortization
     of $49,901 and $48,611                                               55,494         56,784
Deposits and other assets                                                 99,323         99,323
                                                                     -----------    -----------
           Totals                                                    $ 7,052,924    $ 6,524,043
                                                                     ===========    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

Current liabilities:
     Mortgage note payable                                           $   587,502    $   600,000
     Current portion of term loan                                         87,312         87,312
     Current portion of obligations under capital leases                 219,386        215,026
     Accounts payable and accrued expenses                             3,226,581      3,569,321
                                                                     -----------    -----------
           Total current liabilities                                   4,120,781      4,471,659
Term loan, net of current portion                                        257,603        279,431
Line of credit borrowings                                              2,909,807      2,320,513
Obligations under capital leases, net of current portion                 192,452        249,325
Loans from related parties                                               115,185        131,197
                                                                     -----------    -----------
           Total liabilities                                           7,595,828      7,452,125
                                                                     -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $.001 per share; 10,000,000 shares
        authorized; none issued                                               --             --
     Common stock, par value $.001 per share; 30,000,000 shares
        authorized, 3,999,650 shares issued and outstanding                4,000          4,000
     Additional paid-in capital                                          480,997        480,997
     Accumulated deficit                                              (1,027,901)    (1,413,079)
                                                                     -----------    -----------
           Total stockholders' deficiency                               (542,904)      (928,082)
                                                                     -----------    -----------
           Totals                                                    $ 7,052,924    $ 6,524,043
                                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                   (Unaudited)

                                                                                            1999               1998
Net sales                                                                                  $6,919,449         $6,856,895
Cost of sales                                                                               5,885,491          5,147,866
                                                                                           ----------         ----------

Gross profit                                                                                1,033,958          1,709,029
                                                                                           ----------         ----------

Operating expenses:

     Selling and administrative                                                               483,023            493,167
     Officers' salaries                                                                        66,923             90,675
                                                                                           ----------         ----------
           Totals                                                                             549,946            583,842
                                                                                           ----------         ----------

Income from operations                                                                        484,012          1,125,187

Interest expense                                                                               98,834             96,902
                                                                                           ----------         ----------

Income before income taxes                                                                    385,178          1,028,285

Provision for income taxes                                                                                       113,000
                                                                                           ----------         ----------

Net income                                                                                $   385,178         $  915,285
                                                                                           ==========         ==========

Basic earnings per share                                                                         $.10
                                                                                                 ====

Basic weighted average common shares outstanding                                            3,999,650
                                                                                           ==========

Unaudited:

     Historical income before income taxes                                                                    $1,028,285
     Pro forma:
        Provision for income taxes                                                                               463,000
                                                                                                              ----------
        Net income                                                                                            $  565,285
                                                                                                              ==========

        Basic earnings per share                                                                                    $.14
                                                                                                                    ====
        Basic weighted average common shares outstanding                                                       3,999,650
                                                                                                              ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       THREE MONTHS ENDED JANUARY 31, 1999
                                   (Unaudited)

                                                       Common Stock            Additional
                                                 ------------------------        Paid-in        Accumulated
                                                    Shares         Amount        Capital          Deficit           Total
                                                 ------------      ------      ----------       -----------       ---------
Balance, November 1, 1998                        3,999,650       $  4,000       $480,997       $(1,413,079)       $(928,082)

Net income                                                                                         385,178          385,178
                                                 ---------       --------       --------       -----------        ---------
Balance, January 31, 1999                        3,999,650       $  4,000       $480,997       $(1,027,901)       $(542,904)
                                                 =========       ========       ========       ===========        =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                   (Unaudited)

                                                                                          1999                 1998
                                                                                       ---------           -----------
Operating activities:
     Net income                                                                        $ 385,178           $   915,285
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                     60,798                49,236
        Changes in operating assets and liabilities:
           Due from broker                                                                90,332              (322,929)
           Accounts receivable                                                          (128,592)              781,437
           Inventories                                                                  (276,370)             (354,539)
           Prepaid expenses and other current assets                                      36,152                  (690)
           Deposits and other assets                                                                               691
           Accounts payable and accrued expenses                                        (342,740)              116,521
                                                                                       ---------           -----------
               Net cash provided by (used in) operating activities                      (175,242)            1,185,012
                                                                                       ---------           -----------

Investing activities:
     Purchases of property and equipment                                                  (7,777)              (47,560)
     Loans to stockholder                                                               (300,000)
                                                                                       ---------           -----------
               Net cash used in investing activities                                    (307,777)              (47,560)
                                                                                       ---------           -----------

Financing activities:
     Principal payments on mortgage note payable                                         (12,498)              (12,500)
     (Increase) decrease in cash and cash equivalents restricted
        under mortgage note                                                               (3,424)               22,897
     Principal payments on term loan                                                     (21,828)
     Net advances under bank line of credit                                              589,294              (790,022)
     Principal payments of obligations under capital leases                              (52,513)              (31,882)
     Repayments of loans from related parties                                            (16,012)             (435,861)
                                                                                       ---------           -----------
               Net cash used in financing activities                                     483,019            (1,247,368)
                                                                                       ---------           -----------

Net increase (decrease) in cash                                                               --              (109,916)

Cash, beginning of period                                                                     --               198,679
                                                                                       ---------           -----------
Cash, end of period                                                                    $      --           $    88,763
                                                                                       =========           ===========
Supplemental disclosure of cash flow data:
     Interest paid                                                                     $  98,834           $    96,602
                                                                                       =========           ===========

Supplemental schedule of noncash investing and financing activities:

            During the three months ended January 31, 1998, the Company increased its obligations under the credit facility that provides it with the line of credit and term loan and decreased the balance payable to its factor through a direct transfer of $2,503,288 from the bank to the factor.

See Notes to Condensed Financial Statements.

                                              COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

            Information as to the unaudited pro forma results of operations of the Company for the three months ended January 31, 1998 assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1997 has not been presented because such pro forma results would not differ materially from the historical results of operations for the three months ended January 31, 1998 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 1999, its results of operations and cash flows for the three months ended January 31, 1999 and 1998 and its changes in stockholders' equity for the three months ended January 31, 1999. Information included in the balance sheet as of October 31, 1998 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

            Operating results for the three month periods ended January 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending October 31, 1999 and 1998.

Note 3 - Inventories:

            Inventories at January 31, 1999 and October 31, 1998 consisted of the following:

                                                    January            October
                                                   31, 1999           31, 1998
                                                  ----------         ----------

            Packed coffee                         $  244,575         $  395,655
            Green coffee                           1,010,571            755,305
            Packaging supplies                       381,178            208,994
                                                  ----------         ----------
                   Totals                         $1,636,324         $1,359,954
                                                  ==========         ==========

            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At January 31, 1999, the Company held options covering an aggregate of 600,000 pounds of green coffee beans which are exercisable in fiscal 1999 at prices ranging from $1.20 to $1.30 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $97,000 at January 31, 1999. Due from broker includes the effects of unrealized hedging gains of $54,403 and $123,222 at January 31, 1999 and October 31, 1998, respectively.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Mortgage note payable:

            On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the New York City Industrial Development Agency (the "NYCIDA"). The mortgage note, which had an outstanding balance of $587,502 and $600,000 at January 31, 1999 and October 31, 1998, respectively, required monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final payment was due on November 1, 2009. The payment of the note was secured by a first mortgage on the Company's land and building and the Company's restricted investments which had an aggregate outstanding balance of $436,389 and $432,965 at January 31, 1999 and October 31, 1998, respectively (see Note 5 of the notes to financial statements in the Form 10-K).

            At January 31, 1999 and October 31, 1998, the Company was not in compliance with certain financial covenants in the NYCIDA agreement and, accordingly, the outstanding balance of the mortgage note payable was classified as a current liability and the outstanding balance of the restricted investments that secured the mortgage note was classified as a current asset in the accompanying January 31, 1999 and October 31, 1998 condensed balance sheets.

            In March 1999, the restricted investments were liquidated, the mortgage note was repaid and the remaining unamortized deferred mortgage costs of $55,063 were charged to interest expense.

Note 5 - Credit facility borrowings:

            The Company was obligated for borrowings under a factoring agreement until November 21, 1997 when it obtained a credit facility from Nationscredit Commercial Corp. consisting of a revolving line of credit and a term loan, as further explained in Note 7 of the notes to financial statements in the Form 10-K.

            The Company incurred costs of approximately $113,000 in connection with the cancellation of the factoring agreement that were charged to interest expense during the three months ended January 31, 1998.

            The line of credit provides for maximum of borrowings of $5,000,000. The outstanding balance under the line of credit of $2,909,807 at January 31, 1999 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $344,915 (including a current portion of $87,312) at January 31, 1999, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes:

            As shown in the accompanying statements of operations, the Company had no historical provision or credit for income taxes in the three months ended January 31, 1999 and a historical provision for current state and local income taxes in the three months ended January 31, 1998 comprised as follows:

            State                                                    $ 23,000
            Local                                                      90,000
                                                                     --------
                Total historical                                     $113,000
                                                                     ========

            As explained in Notes 2 and 9 of the notes to financial statements in the Form 10-K, prior to February 10, 1998, the date of the Exchange, the Company with the consent of its stockholders, had elected to be taxed as an "S" Corporation and, accordingly, it was not required to record a provision for Federal income taxes on its historical income before income taxes of approximately $1,028,000 for the three months ended January 31, 1998; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods.

            Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998. Based on the Company's income before income taxes of approximately $385,000 for the three months ended January 31, 1999, the loss of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards of approximately $415,000 and $800,000 available to reduce future Federal, state and local taxable income as of January 31, 1999 and October 31, 1998, respectively. The net operating loss carryforwards available as of January 31, 1999 will expire in 2013 if not used. There were no other material temporary differences as of January 31, 1999 and October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $191,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of January 31, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. As a result of recording the reduction in the valuation allowance, the Company did not recognize any provision or credit for Federal income taxes for the three months ended January 31, 1999.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):

            The differences between the tax provision computed based on the Company's historical pre-tax income and the applicable statutory income tax rate and the Company's historical provisions for Federal, state and local income taxes for the three months ended January 31, 1999 and 1998 are set forth below:

                                                                                    Three Months
                                                                                  Ended January 31,
                                                                               ----------------------
                                                                                  1999         1998
                                                                               ---------    ---------
            Tax provision at statutory rate of 34%                             $ 130,000    $ 350,000
            Adjustments for effects of:
               State income taxes, net of Federal benefit                         42,000      113,000
               "S" Corporation election and termination
                   of "S" Corporation election                                               (350,000)
               Change in valuation allowance                                    (172,000)
                                                                               ---------    ---------

                     Historical provision                                      $      --    $ 113,000
                                                                               =========    =========

            The Company's "S" Corporation election was in effect for all of the three months ended January 31, 1998. Unaudited pro forma historical provisions for income taxes assuming the Exchange had occurred on November 1, 1997 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of the three months ended January 31, 1998 are set forth below:

            Federal                                                 $287,000
            State                                                     83,000
            Local                                                     93,000
                                                                    --------

                 Total pro forma (unaudited)                        $463,000
                                                                    ========

            The unaudited pro forma provisions for income taxes reflect an effective rate of approximately 45% for the period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%.

Note 7 - Earnings per share:

            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements, as further explained in Note 2 of the notes to financial statements in the Form 10-K.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Earnings per share (concluded):

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

            Since the Company had elected to be taxed as an "S" Corporation for all of the three months ended January 31, 1998 and it had no potentially dilutive securities outstanding during the three months ended January 31, 1998, historical basic earnings per share is presented in the accompanying condensed statement of operations for only the three months ended January 31, 1999 and unaudited pro forma earnings per share is presented in the accompanying condensed statements of operations for the three months ended January 31, 1998.

            The weighted average common shares outstanding used in the computation of basic earnings per share for the three months ended January 31, 1999 was 3,999,650 which was the number of shares of common stock actually outstanding during that period. The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings per share for the three months ended January 31, 1998 was also 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

Note 8 - Major customer:

            Approximately 23% and 20% of the Company's sales were derived from one customer during the three months ended January 31, 1999 and 1998, respectively (see Note 11 of the notes to financial statements in the Form 10-K).

Note 9 - Stock option plan:

            As of January 31, 1999, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

Note 10- Other related party transactions:

            During the three months ended January 31, 1999, the Company loaned a total of $300,000 to a stockholder. The loans, which were repaid in February 1999, bore interest at 10% (interest income attributable to the loans was not material for the three months ended January 31,
            1999).

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Coffee Holding Co., Inc. (the "Company" or "Coffee"). Coffee and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

      You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

      Net sales from continuing operations totaled $6,919,449 in the three months ended January 31, 1999, an increase of $62,554 or 1% from $6,856,895 in the three months ended January 31, 1998. Although selling prices for retail coffee were lower in the first quarter, coffee pounds sold increased from the comparable period a year ago.

      Cost of sales in the three months ended January 31, 1999 was $5,885,491, or 85% of net sales, as compared to $5,147,866, or 75% of net sales in the three months ended January 31, 1998. Cost of sales was higher due primarily to high green coffee purchase prices.

      The Company's gross profit in the three months ended January 31, 1999 was $1,033,958, a decrease of $675,071 or 40% from $1,709,029 in the three months ended January 31, 1998. Gross profit as a percentage of net sales decreased by 10% to 15% in the three months ended January 31, 1999 from 25% in the three months ended January 31, 1998. The decrease of gross profit as a percentage of sales was primarily attributable to lower margins as selling prices for retail coffee declined and green coffee purchase prices were high.

      Selling and administrative expenses were $483,023 in the three months ended January 31, 1999, a decrease of $10,144 or 2% from $493,167 in the three months ended January 31, 1998. As a percentage of net sales, selling and administrative expenses were relatively unchanged at 7% for the three months ended January 31, 1999 and 1998.

      Interest expense increased $1,932 or 2% from $96,902 in the three months ended January 31, 1998 to $98,834 in the three months ended January 31, 1999.

      Primarily as a result of the increase in cost of sales and the decrease in gross profit, the Company had income of $385,178 before income taxes in the three months ended January 31, 1999 compared to $1,028,285 in the three months ended January 31, 1998.

      As further explained in Note 6 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in the three months ended January 31, 1998 because it had elected to be taxed as an "S"

Corporation prior to February 10, 1998 (the date of the reverse acquisition with Transpacific International Group Corp.). As a result of its pre-tax loss during the period from February 11, 1998 to October 31, 1998 and its pre-tax income during the three months ended January 31, 1999, the Company had potential benefits from the net operating loss carryforwards of approximately $363,000 as of October 31, 1998 and $191,000 as of January 31, 1999. The Company did not record any credits for income taxes based on the potential benefits from its net operating loss carryforwards as of those dates due to the uncertainties related to the extent and timing of its future taxable income. As a result of the use of a portion of the benefits available from the net operating loss carryforwards as of October 31, 1998 to offset its pre-tax income in the three months ended January 31, 1999 and the uncertainties related to its ability to realize any benefits from the net operating loss carryforwards remaining as of January 31, 1999, the Company did not record any provisions for income taxes in the three months ended January 31, 1999. The Company had a historical provision for state and local income taxes of $113,000 in the three months ended January 31, 1998. Accordingly, the Company had historical net income of $385,178 in the three months ended January 31, 1999 compared to $915,285 in the three months ended January 31, 1998.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma income taxes, net income and related earnings per share information assuming the Company had not elected to be taxed as an "S" Corporation during the three months ended January 31, 1998. The Company would have had a provision for income taxes of approximately $463,000 in the three months ended January 31, 1998 assuming the "S" Corporation elections had not been made. The unaudited pro forma provision for income taxes reflects an effective rate of approximately 45% comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had net income of $565,285, or $.14 per share, in the three months ended January 31, 1998 compared to historical net income of $385,178, or $.10 per share, in the three months ended January 31, 1999.

Liquidity and Capital Resources

      As of January 31, 1999, the Company had working capital of approximately $706,000, which increased by $933,000 from its working capital deficiency of $227,000 as of October 31, 1998, and a total stockholders' deficiency of $543,000, which decreased by $385,000 from its total stockholders' deficiency of approximately $928,000 as of October 31, 1998. The Company had no unrestricted cash balances as of January 31, 1999 and October 31, 1998. The Company's working capital increased primarily as a result of the net income it generated and the additional borrowings under its credit facility during the three months ended January 31, 1999.

      The Company's current liabilities as of January 31, 1999 included a mortgage note payable with a balance of $588,000 that was due on demand as a result of a violation of certain covenants. The note was collateralized by restricted cash investments with an approximate balance of $436,000. The Company repaid the mortgage note in full on March 3, 1999, and generated a portion of the funds required for the payments by liquidating the restricted investments.

      The Company has obtained a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,910,000 as of January 31, 1999 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 8.75% at January 31, 1999). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      During the three months ended January 31, 1999, the Company's operating activities used approximately $175,000, primarily as a result of the increase in inventories and decrease in accounts payable exceeding the cash from net income generated during the period, adjusted to eliminate the effects of charges for depreciation and amortization.

      During the three months ended January 31, 1999, the Company used approximately $87,000 of its cash resources to reduce its mortgage note, term loan and capital lease obligations and $300,000 to fund a short-term loan to a stockholder. Capital expenditures were insignificant during the period and management expects that the Company's capital expenditures will be substantially below those made in fiscal 1998. The Company also borrowed approximately $589,000 under the line of credit during the period for working capital purposes.

      Management believes, but cannot assure, that the Company will be able to finance its operations, including increases in accounts receivable and inventories, capital expenditures and debt repayments, over the next twelve months through cash provided by operating activities and/or borrowings under its credit facility.

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

      In April and August 1999, the Company replaced its computer hardware and operating systems, including its server and three workstations. The Company also added an additional workstation. The total cost of the equipment, installation and follow-up support was approximately $18,800. The Company also paid its consultant $1,400 to oversee installation of the operating system.

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

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At January 31, 1999, the Company's long-term debt, other than capitalized leases, consisted of approximately $115,000 of fixed rate debt and approximately $3,800,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      See Note 3 to the unaudited condensed financial statements "Inventory" for additional information regarding the Company's hedging program.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At January 31, 1999, the Company held options covering an aggregate of 600,000 pounds of green coffee beans, which are exercisable in fiscal 1999 at prices ranging from $1.20 to 1.30 per pound. The price per pound of green coffee on January 31, 1999 was $1.04. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

                                     PART II

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Exhibit Name
-------           ------------

27                Financial Data Schedule

(b) There were no reports on Form 8-K filed during the period covered by this report.

ITEM 5. OTHER INFORMATION

      The Company's non-binding letter of intent with Chock Full O'Nuts ("Chock") whereby the Company would be acquired by Chock expired by its terms on February 28, 1999. The parties were unable to reach a definitive merger agreement.

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

COFFEE HOLDING CO., INC.

     Signature                    Title                       Date
     ---------                    -----                       ----

/s/ Andrew Gordon        Chief Executive Officer,             October 25, 2000
------------------       President and Treasurer
Andrew Gordon            (principal executive officer and
                         principal financial officer)

                                INDEX TO EXHIBITS

27    Financial Data Schedule