Form 10-Q
period 1999-04-30
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999

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

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes___    No X.

As of September 30, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    ------

CONDENSED BALANCE SHEETS
     APRIL 30, 1999 AND OCTOBER 31, 1998                             F-2

CONDENSED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED APRIL 30, 1999 AND 1998              F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     SIX MONTHS ENDED APRIL 30, 1999                                 F-4

CONDENSED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED APRIL 30, 1999 AND 1998                        F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                           F-6/12

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       APRIL 30, 1999 AND OCTOBER 31, 1998

                                                                     April        October
                                    ASSETS                         30, 1999       31, 1998
                                    ------                        ----------    -----------
                                                                  (Unaudited)   (See Note 1)
Current assets:
     Due from broker                                              $  112,135    $   150,592
     Accounts receivable, net of allowance for doubtful
        accounts of $215,000                                       1,925,617      2,243,798
     Inventories                                                   1,737,993      1,359,954
     Cash and cash equivalents restricted under mortgage note                       432,965
     Prepaid expenses and other current assets                        21,046         57,198
                                                                  ----------    -----------
           Total current assets                                    3,796,791      4,244,507
Property and equipment, at cost, net of accumulated
     depreciation of $1,779,221 and $1,657,206                     2,017,264      2,123,429
Deferred mortgage costs, net of accumulated amortization
     of $48,611                                                                      56,784
Deposits and other assets                                             86,555         99,323
                                                                  ----------    -----------
           Totals                                                 $5,900,610    $ 6,524,043
                                                                  ==========    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

Current liabilities:
     Mortgage note payable                                                      $   600,000
     Current portion of term loan                                 $   87,312         87,312
     Current portion of obligations under capital leases             223,682        215,026
     Accounts payable and accrued expenses                         2,893,630      3,569,321
                                                                  ----------    -----------
           Total current liabilities                               3,204,624      4,471,659
Term loan, net of current portion                                    235,774        279,431
Line of credit borrowings                                          2,521,023      2,320,513
Obligations under capital leases, net of current portion             134,895        249,325
Loans from related parties                                           110,955        131,197
                                                                  ----------    -----------
           Total liabilities                                       6,207,271      7,452,125
                                                                  ----------    -----------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $.001 per share; 10,000,000
        shares authorized; none issued                                  --             --
     Common stock, par value $.001 per share; 30,000,000 shares
        authorized, 3,999,650 shares issued and outstanding            4,000          4,000
     Additional paid-in capital                                      480,997        480,997
     Accumulated deficit                                            (791,658)    (1,413,079)
                                                                  ----------    -----------
           Total stockholders' deficiency                           (306,661)      (928,082)
                                                                  ----------    -----------
           Totals                                                 $5,900,610    $ 6,524,043
                                                                  ==========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)

                                                        Six Months                           Three Months
                                                      Ended April 30,                       Ended April 30,
                                             -------------------------------         ----------------------------
                                                1999                 1998               1999              1998
Net sales                                    $12,816,431         $13,181,142         $5,896,982        $6,324,247
Cost of sales                                 10,862,350          11,329,593          4,976,859         6,181,727
                                             -----------         -----------         ----------        ----------

Gross profit                                   1,954,081           1,851,549            920,123           142,520
                                             -----------         -----------         ----------        ----------

Operating expenses:
     Selling and administrative                1,011,042             900,919            528,019           407,752
     Officers' salaries                          139,423             163,175             72,500            72,500
                                             -----------         -----------         ----------        ----------
               Totals                          1,150,465           1,064,094            600,519           480,252
                                             -----------         -----------         ----------        ----------

Income (loss) from operations                    803,616             787,455            319,604          (337,732)
                                             -----------         -----------         ----------        ----------

Other expenses:
     Interest expense                            182,195             186,403             83,361            89,501
     Expenses in connection with
        reverse acquisition                                          180,000                              180,000
                                             -----------         -----------         ----------        ----------
               Totals                            182,195             366,403             83,361           269,501
                                             -----------         -----------         ----------        ----------

Income (loss) before income taxes                621,421             421,052            236,243          (607,233)

Provision (credit) for state and local
     income taxes                                                     46,000                              (67,000)
                                             -----------         -----------         ----------        ----------

Net income (loss)                            $   621,421         $   375,052         $  236,243        $ (540,233)
                                             ===========         ===========         ==========        ==========

Basic earnings per share                            $.16                                   $.06
                                                    ====                                   ====

Basic weighted average common
     shares outstanding                        3,999,650                              3,999,650
                                               =========                              =========

Unaudited:
     Historical income (loss) before
        income taxes                                           $     421,052                          $  (607,233)
     Pro forma:
        Provision (credit) for income
           taxes                                                     191,000                             (273,000)
                                                              --------------                         ------------

        Net income (loss)                                      $     230,052                          $  (334,233)
                                                               =============                          ===========

        Basic earnings (loss) per share                                 $.06                                $(.08)
                                                                        ====                                =====

        Basic weighted average
           common shares outstanding                               3,999,650                            3,999,650
                                                                   =========                            =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED APRIL 30, 1999
                                   (Unaudited)

                                   Common Stock     Additional
                              --------------------    Paid-in   Accumulated
                                Shares     Amount     Capital     Deficit         Total
                              ---------   --------   --------   ------------   ----------
Balance, November 1, 1998     3,999,650   $  4,000   $480,997   $(1,413,079)   $(928,082)

Net income                                                          621,421      621,421
                            -----------   --------   --------   -----------    ---------
Balance, April 30, 1999       3,999,650   $  4,000   $480,997   $  (791,658)   $(306,661)
                            ===========   ========   ========   ===========    =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)

                                                                      1999         1998
                                                                   ---------    ---------
Operating activities:
     Net income                                                    $ 621,421    $ 375,052
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                123,736      101,472
        Write-off of deferred mortgage costs                          55,063
        Changes in operating assets and liabilities:
           Due from broker                                            38,457      224,311
           Accounts receivable                                       318,181      523,088
           Inventories                                              (378,039)    (452,515)
           Prepaid expenses and other current assets                  36,152         (690)
           Deposits and other assets                                  12,768      (76,635)
           Accounts payable and accrued expenses                    (675,691)    (237,127)
                                                                   ---------    ---------
               Net cash provided by operating activities             152,048      456,956
                                                                   ---------    ---------

Investing activities - purchases of property and equipment           (15,850)    (254,625)
                                                                   ---------    ---------

Financing activities:
     Principal payments on mortgage note payable                    (600,000)     (25,000)
     (Increase) decrease in cash and cash equivalents restricted
        under mortgage note                                          432,965     (304,167)
     Principal payments on term loan                                 (43,657)     (43,656)
     Net advances under bank line of credit                          200,510      488,333
     Principal payments of obligations under capital leases         (105,774)     (46,483)
     Repayments of loans from related parties                        (20,242)    (399,723)
                                                                   ---------    ---------
               Net cash used in financing activities                (136,198)    (330,696)
                                                                   ---------    ---------

Net increase (decrease) in cash                                         --       (128,365)

Cash, beginning of period                                               --        198,679
                                                                   ---------    ---------

Cash, end of period                                                $    --      $  70,314
                                                                   =========    =========

Supplemental disclosure of cash flow data:

     Interest paid                                                 $ 170,229    $ 186,403
                                                                   =========    =========

     Income taxes paid                                                          $ 104,664
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

            Information as to the unaudited pro forma results of operations of the Company for the six and three months ended April 30, 1998 assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1997 has not been presented because such pro forma results would not differ materially from the historical results of operations for the six and three months ended April 30, 1998 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1999, its results of operations for the six and three months ended April 30, 1999 and 1998, its changes in stockholders' equity for the six months ended April 30, 1999 and its cash flows for the six months ended April 30, 1999 and 1998. Information included in the balance sheet as of October 31, 1998 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

            Operating results for the six month periods ended April 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending October 31, 1999 and 1998.

Note 3 - Inventories:
            Inventories at April 30, 1999 and October 31, 1998 consisted of the following:

                                                     April             October
                                                   30, 1999            31, 1998
                                                  ----------         -----------
                  Packed coffee                   $  287,098         $  395,655
                  Green coffee                     1,146,303            755,305
                  Packaging supplies                 304,592            208,994
                                                  ----------         ----------

                         Totals                   $1,737,993         $1,359,954
                                                  ==========         ==========

            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At April 30, 1999, the Company held options covering an aggregate of 1,312,500 pounds of green coffee beans which are exercisable in fiscal 1999 at prices ranging from $.95 to $1.25 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $96,000 at April 30, 1999. Due from broker includes the effects of unrealized hedging gains of $39,875 and $123,222 at April 30, 1999 and October 31, 1998, respectively.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Mortgage note payable:
            On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the New York City Industrial Development Agency (the "NYCIDA"). The mortgage note, which had an outstanding balance of $600,000 at October 31, 1998, required monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final payment was due on November 1, 2009. The payment of the note was secured by a first mortgage on the Company's land and building and the Company's restricted investments (see Note 5 of the notes to financial statements in the Form 10-K).

            At October 31, 1998, the Company was not in compliance with certain financial covenants in the NYCIDA agreement and, accordingly, the outstanding balance of the mortgage note payable was classified as a current liability in the accompanying October 31, 1998 balance sheet.

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

            The line of credit provides for maximum of borrowings of $5,000,000. The outstanding balance under the line of credit of $2,521,023 at April 30, 1999 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $323,086 (including a current portion of $87,312) at April 30, 1999, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes:
            As shown in the accompanying statements of operations, the Company had no historical provision or credit for income taxes in the six and three months ended April 30, 1999, and a historical provision for current state and local income taxes in the six and three months ended April 30, 1998 comprised as follows:

                                                    Six Months     Three Months
                                                    Ended April    Ended April
                                                     30, 1998        30, 1998
                                                    -----------    ------------

                  State                              $  8,000       $(15,000)
                  Local                                38,000        (52,000)
                                                     --------      ---------

                      Total historical                $46,000       $(67,000)
                                                      =======       ========

            As explained in Notes 2 and 9 of the notes to financial statements in the Form 10-K, prior to February 10, 1998, the date of the Exchange, the Company with the consent of its stockholders, had elected to be taxed as an "S" Corporation and, accordingly, it was not required to record a provision for Federal income taxes on its historical income before income taxes of approximately $1,028,000 for the period from November 1, 1997 to February 10, 1998; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods.

            Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $607,000 for the period from February 11, 1998 to April 30, 1998. As a result of the loss and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of April 30, 1998 of approximately $227,000 available to reduce future Federal, state and local taxable income which, if not used, were due to expire in 2012. There were no other material temporary differences as of April 30, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $102,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for the period from February 11, 1998 to April 30, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the six and three months ended April 30, 1998.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes (continued):
            Based on the Company's income before income taxes of approximately $621,000 for the six months ended April 30, 1999 (including income of $236,000 for the three months ended April 30, 1999), a loss of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998 (including the loss of $607,000 for period from February 11, 1998 to April 30, 1998 referred to above) and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards of approximately $179,000, $415,000 and $800,000 available to reduce future Federal, state and local taxable income as of April 30, 1999, January 31, 1999 and October 31, 1998, respectively. The net operating loss carryforwards available as of April 30, 1999 will expire in 2013 if not used. There were no other material temporary differences as of April 30, 1999, January 31, 1999 and October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company also offset the deferred tax assets of approximately $84,000, $191,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999, January 31, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. As a result of recording the reductions in the valuation allowance, the Company did not recognize any provision or credit for Federal income taxes for the six and three months ended April 30, 1999.

            The differences between the tax provision computed based on the Company's historical pre-tax income and the applicable statutory income tax rate and the Company's historical provisions for Federal, state and local income taxes for the six and three months ended April 30, 1999 and 1998 are set forth below:

                                                                                 Six Months             Three Months
                                                                               Ended April 30,          Ended April 30,
                                                                          ---------------------     ---------------------
                                                                             1999        1998          1999        1998
                                                                          ---------   ---------     ---------   ---------
                  Tax provision (credit) at statutory rate of 34%         $ 211,000   $ 143,000     $  81,000   $(206,000)
                  Adjustments for effects of:
                     State income taxes, net of Federal benefit              68,000      46,000        26,000     (67,000)
                     "S" Corporation election and termination
                         of "S" Corporation election                                   (245,000)                  104,000
                     Change in valuation allowance                         (279,000)    102,000      (107,000)    102,000
                                                                          ---------   ---------     ---------   ---------
                           Historical provision                           $      --   $  46,000     $      --   $ (67,000)
                                                                          =========   =========     =========   =========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):
            The Company's "S" Corporation election was in effect for part of the six and three months ended April 30, 1998. Unaudited pro forma historical provisions for income taxes assuming the Exchange had occurred on November 1, 1997 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of the six and three months ended April 30, 1998 are set forth below:

                                                      Six Months   Three Months
                                                      Ended April  Ended April
                                                       30, 1998      30, 1998
                                                      -----------  ------------

                  Federal                              $119,000    $(168,000)
                  State                                  34,000      (50,000)
                  Local                                  38,000      (55,000)
                                                       --------    ---------
                         Total pro forma (unaudited)   $191,000    $(273,000)
                                                       ========    =========

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

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Earnings per share (concluded):
            Since the Company had elected to be taxed as an "S" Corporation for part of the six and three months ended April 30, 1998 and it had no potentially dilutive securities outstanding during the six and three months ended April 30, 1999 and 1998, historical basic earnings per share is presented in the accompanying condensed statements of operations for only the six and three months ended April 30, 1999 and unaudited pro forma earnings per share is presented in the accompanying condensed statements of operations for the six and three months ended April 30, 1998.

            The weighted average common shares outstanding used in the computation of basic earnings per share for the six and three months ended April 30, 1999 was 3,999,650 which was the number of shares of common stock actually outstanding during those periods. The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings per share for the six and three months ended April 30, 1998 was also 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

Note 8 - Major customer:
            Approximately 22% and 19% of the Company's sales were derived from one customer during the six months ended April 30, 1999 and 1998, respectively (see Note 11 of the notes to financial statements in the Form 10-K).

Note 9 - Stock option plan:
            As of April 30, 1999, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

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

Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

      Net sales totaled $12,816,431 in the six months ended April 30, 1999, a decrease of $364,711 or 3% from $13,181,142 in the six months ended April 30, 1998. Net sales for the six months ended April 30, 1999 decreased primarily due to a reduction in retail coffee prices.

      Cost of sales in the six months ended April 30, 1999 was $10,862,350, or 85% of net sales, as compared to $11,329,593, or 86% of net sales in the six months ended April 30, 1998.

      The Company's gross profit in the six months ended April 30, 1999 was $1,954,081, an increase of $102,532 or 6% from $1,851,549 in the six months ended April 30, 1998. Gross profit as a percentage of net sales increased by 1% to 15% in the six months ended April 30, 1999 from 14% in the six months ended April 30, 1998.

      Selling and administrative expenses were $1,011,042 in the six months ended April 30, 1999, an increase of $110,123 or 12% from $900,919 in the six months ended April 30, 1998. As a percentage of net sales, this change represented a 1% increase from 7% in the six months ended April 30, 1998 to 8% in the six months ended April 30, 1999.

      Interest expense decreased $4,208 or 2% from $186,403 in the six months ended April 30, 1998 to $182,195 in the six months ended April 30, 1999. The decrease was due primarily to a reduction in the prime rate which reduced the Company's variable rate of interest on its line of credit.

      Other expenses in the six months ended April 30, 1998 included approximately $180,000 of consulting and professional fees and other costs incurred in connection with the reverse acquisition by Transpacific International Group Corp. that was effectively completed on February 10, 1998 (the "Reverse Acquisition"). There was no comparable charge in the six months ended April 30, 1999.

      Primarily as a result of the decrease in cost of sales, which exceeded the effects of the decrease in sales and the increase in operating expenses, and as a result of the absence in the six months ended April 30, 1999 of the charge for costs incurred in connection with the Reverse Acquisition, the Company had income of $621,421 before income taxes in the six months ended April 30, 1998.

      As further explained in Note 6 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in the six months ended April 30, 1998 because it had elected to be taxed as an "S" Corporation during the period from November 1, 1997 to February 10, 1998 (the date of the Reverse Acquisition) and it had a pre-tax loss during the period from February 11, 1998 to April 30, 1998. Although the Company had potential benefits of approximately $102,000 from net operating loss carryforwards as of April 30, 1998, it did not record a credit for income taxes in the six months ended April 30, 1998 due to the uncertainties related to the extent and timing of its future taxable income. As a result of additional pre-tax losses through October 31, 1998, the Company had potential benefits from the net operating loss carryforwards of approximately $363,000 as of October 31, 1998. The Company did not record a provision for income taxes based on its pre-tax income in the six months ended April 30, 1999 because it used a portion of the benefits from the net operating loss carryforwards that were available as of October 31, 1998. Although the Company had potential benefits of approximately $84,000 from the net operating loss carryforwards as of April 30, 1999, it did not record a credit for income taxes based on its net operating loss carryforwards due to the continuing uncertainties related to the extent and timing of its future taxable income. The Company had a historical provision for state and local income taxes of $46,000 in the six months ended April 30, 1998. Accordingly, the Company had historical net income of $621,421 in the six months ended April 30, 1999 compared to $375,052 in the six months ended April 30, 1998.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provision for income tax, net income and related earnings per share information assuming the Company had not elected to be taxed as an "S" Corporation during any portion of the six months ended April 30, 1998. The Company would have had a provision for income taxes of approximately $191,000 in the six months ended April 30, 1998 assuming the "S" Corporation elections had not been made. The unaudited pro forma provision for income taxes reflects an effective rate of approximately 45% comprised on an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had net income of $230,052, or $.06 per share, in the six months ended April 30, 1998 compared to historical net income of $621,421, or $.16 per share, in the six months ended April 30, 1999.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

      Net sales totaled $5,896,982 in the three months ended April 30, 1999, a decrease of $427,265 or 7% from $6,324,247 in the three months ended April 30, 1998. Net sales were lower for the three months ended April 30, 1999 due to a reduction in retail coffee selling prices.

      Cost of sales in the three months ended April 30, 1999 was $4,976,859, or 84% of net sales, as compared to $6,181,727, or 98% of net sales in the three months ended April 30, 1998. The decrease in cost of sales in the three months ended April 30, 1999 was attributable to a gradual decline in green coffee purchase prices enabling the Company to purchase inventory at lower prices.

      The Company's gross profit in the three months ended April 30, 1999 was $920,123, an increase of $777,603 or 546% from $142,520 in the three months ended April 30, 1998. Gross profit as a percentage of net sales increased by 13% to 15% in the three months ended April 30, 1999 from 2% in the three months ended April 30, 1998. Gross profit increased due to stabilizing margins resulting from the decrease in green coffee purchase prices.

      Selling and administrative expenses were $528,019 in the three months ended April 30, 1999, an increase of $120,267 or 30% from $407,752 in the three months ended April 30, 1998. As a percentage of net sales, this change represented a 2% increase from 7% in the three months ended April 30, 1998 to 9% in the three months ended April 30, 1999.

      Interest expense decreased $6,140 or 7% from $89,501 in the three months ended April 30, 1998 to $83,361 in the three months ended April 30, 1999. The decrease was due primarily to a reduction in the prime rate which reduced the Company's variable rate of interest on its line of credit.

      Other expenses in the three months ended April 30, 1998 also included approximately $180,000 of consulting and professional fees and other costs incurred in connection with the Reverse Acquisition. There was no comparable charge in the three months ended April 30, 1999.

      Primarily as a result of the decrease in cost of sales, which exceeded the effects of the decrease in sales and the increase in operating expenses, and the absence in the three months ended April 30, 1999 of the charge for costs incurred in connection with the Reverse Acquisition, the Company had income of $236,243 before income taxes in the three months ended April 30, 1999 compared to a loss of $607,233 before income taxes in the three months ended April 30, 1998.

      The Company was not required to record a provision for Federal income taxes in the three months ended April 30, 1998 primarily because it had a pre-tax loss during that period. Although the Company had potential benefits of approximately $102,000 from net operating loss carryforwards as of April 30, 1998, it did not record a credit for income taxes in the three months ended April 30, 1998 due to the uncertainties related to the extent and timing of its future taxable income. As a result of the use of a portion of the benefits available from the net operating loss carryforwards as of October 31, 1998 to offset its pre-tax income in the three months ended April 30, 1999 and the continuing uncertainties related to its ability to realize any benefits from the net operating loss carryforwards remaining as of April 30, 1999, the Company did not record any provisions or credits for income taxes in the three months ended April 30, 1999. The Company had a historical credit for state and local income taxes of $67,000 in the three months ended April 30, 1998. Accordingly, the Company had a historical net loss of $540,233 in the three months ended April 30, 1998 compared to historical net income of $236,243 in the three months ended April 30, 1999.

      Assuming the Company had not made the "S" Corporation elections, it had the ability to carryback the net operating losses and an effective income tax rate of approximately 45%, as explained above, the Company would have had a credit for income taxes of approximately $273,000 in the three months ended April 30, 1998 compared to no historical provision for income taxes in the three months ended April 30, 1999. On an unaudited pro forma basis, the Company would have had a net loss of $334,233, or $.08 per share, in the three months ended April 30, 1998 compared to historical net income of $236,243, or $.06 per share, in the three months ended April 30, 1999.

Liquidity and Capital Resources

      As of April 30, 1999, the Company had working capital of approximately $592,000, which increased by $819,000 from its working capital deficiency of $227,000 as of October 31, 1998 and a total stockholders' deficiency of $307,000 which decreased by $621,000 from its total stockholders' deficiency of approximately $928,000 as of October 31, 1998. The Company had no unrestricted cash balances as of April 30, 1999 and October 31, 1998. The Company's working capital increased primarily as a result of the net income it generated and the additional borrowings under its credit facility during the six months ended April 30, 1999.

      The Company has obtained a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,521,000 as of April 30, 1999 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 8.75% at April 30, 1999). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      During the six months ended April 30, 1999, net cash provided by operating activities totaled approximately $152,000 primarily as a result of the net income generated during that period, adjusted to eliminate the effects of charges for depreciation and amortization and the write-off of deferred mortgage costs, and decreases in amounts receivable from the Company's broker and customers that were partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

      The Company financed the purchase of land and a building in 1989 through the issuance of a mortgage note in the amount of $1,050,000 payable to the New York City Industrial Development Agency. The mortgage note required monthly payments of $4,167 plus interest based at a variable rate set weekly. The payment of the mortgage note was secured by a first mortgage on the Company's land and building and the Company's restricted investments. The final payment was due November 1, 2009. On March 3, 1999, the Company repaid the mortgage note in full in the amount of $600,000. The Company generated a portion of the funds required for the repayment by liquidating approximately $433,000 of cash and cash equivalent investments that were restricted under the mortgage note.

      During the six months ended April 30, 1999, the Company also used approximately $170,000 of its cash resources to reduce its term loan, capital lease and related party obligations. Capital expenditures only totaled $16,000 during the period and management expects that the Company's capital expenditures will be substantially below those made in fiscal 1998. The Company also borrowed approximately $201,000 under the line of credit during the period for working capital purposes.

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

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At April 30, 1999, the Company's long-term debt, other than capitalized leases, consisted of approximately $111,000 of fixed rate debt and approximately $2,800,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      See Note 3 to the unaudited condensed financial statements "Inventory" for additional information regarding the Company's hedging program.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At April 30, 1999, the Company held options covering an aggregate of 1,312,500 pounds of green coffee beans, which are exercisable in fiscal 1999 at prices ranging from $.95 to $1.25 per pound. The price per pound of green coffee on April 30, 1999 was $1.04. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

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

COFFEE HOLDING CO., INC.

     Signature                   Title                        Date
     ---------                   -----                        ----

/s/ Andrew Gordon        Chief Executive Officer,             October 25, 2000
-----------------        President and Treasurer
Andrew Gordon            (principal executive officer
                         and principal financial officer)

                                INDEX TO EXHIBITS

27    Financial Data Schedule