Form 10-Q
period 1999-07-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 1999

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

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                                                    PAGE
                                                                    ----
CONDENSED BALANCE SHEETS
     JULY 31, 1999 AND OCTOBER 31, 1998                             F-2

CONDENSED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED JULY 31, 1999 AND 1998             F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     NINE MONTHS ENDED JULY 31, 1999                                F-4

CONDENSED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JULY 31, 1999 AND 1998                       F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                            F-6/11

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       JULY 31, 1999 AND OCTOBER 31, 1998



                                                                      July         October
                            ASSETS                                 31, 1999        31, 1998
                            ------                               ------------   --------------
                                                                  (Unaudited)    (See Note 1)
Current assets:
     Due from broker                                              $    58,340    $   150,592
     Accounts receivable, net of allowance for doubtful
        accounts of $215,000                                        1,778,619      2,243,798
     Inventories                                                    1,661,694      1,359,954
     Cash and cash equivalents restricted under mortgage note                        432,965
     Prepaid expenses and other current assets                         21,736         57,198
                                                                  -----------    -----------
           Total current assets                                     3,520,389      4,244,507
Property and equipment, at cost, net of accumulated
     depreciation of $1,843,816 and $1,657,206                      1,984,830      2,123,429
Deferred mortgage costs, net of accumulated amortization
     of $48,611                                                                       56,784
Deposits and other assets                                              15,887         99,323
                                                                  -----------    -----------

           Totals                                                 $ 5,521,106    $ 6,524,043
                                                                  ===========    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ----------------------------------------

Current liabilities:
     Mortgage note payable                                                       $   600,000
     Current portion of term loan                                 $    87,312         87,312
     Current portion of obligations under capital leases              235,479        215,026
     Accounts payable and accrued expenses                          2,652,828      3,569,321
                                                                  -----------    -----------
           Total current liabilities                                2,975,619      4,471,659
Term loan, net of current portion                                     213,944        279,431
Line of credit borrowings                                           2,175,648      2,320,513
Obligations under capital leases, net of current portion               68,793        249,325
Loans from related parties                                            195,993        131,197
                                                                  -----------    -----------
           Total liabilities                                        5,629,997      7,452,125
                                                                  -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $.001 per share; 10,000,000
        shares authorized; none issued                                   --             --
     Common stock, par value $.001 per share; 30,000,000 shares
        authorized, 3,999,650 shares issued and outstanding             4,000          4,000
     Additional paid-in capital                                       480,997        480,997
     Accumulated deficit                                             (593,888)    (1,413,079)
                                                                  -----------    -----------
           Total stockholders' deficiency                            (108,891)      (928,082)
                                                                  -----------    -----------

           Totals                                                 $ 5,521,106    $ 6,524,043
                                                                  ===========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                                Nine Months                  Three Months
                                               Ended July 31,                Ended July 31,
                                          -------------------------   --------------------------
                                              1999          1998          1999           1998
                                          -----------   -----------   -----------    -----------
Net sales                                 $17,231,006   $19,865,601   $ 4,414,575    $ 6,684,459
Cost of sales                              14,589,571    17,502,949     3,727,221      6,173,356
                                          -----------   -----------   -----------    -----------

Gross profit                                2,641,435     2,362,652       687,354        511,103
                                          -----------   -----------   -----------    -----------

Operating expenses:
     Selling and administrative             1,340,595     1,444,010       329,553        543,091
     Officers' salaries                       217,500       261,587        78,077         98,412
                                          -----------   -----------   -----------    -----------
           Totals                           1,558,095     1,705,597       407,630        641,503
                                          -----------   -----------   -----------    -----------

Income (loss) from operations               1,083,340       657,055       279,724       (130,400)
                                          -----------   -----------   -----------    -----------

Other expenses:
     Interest expense                         249,149       261,972        66,954         75,569
     Expenses in connection with
        Reverse acquisition                                 180,000
                                          -----------   -----------   -----------    -----------
           Totals                             249,149       441,972        66,954         75,569
                                          -----------   -----------   -----------    -----------

Income (loss) before income taxes             834,191       215,083       212,770       (205,969)

Provision (credit) for income taxes            15,000        24,000        15,000        (22,000)
                                          -----------   -----------   -----------    -----------

Net income (loss)                         $   819,191   $   191,083   $   197,770    $  (183,969)
                                          ===========   ===========   ===========    ===========

Basic earnings per share                         $.20                        $.05          $(.05)
                                                 ====                        ====          =====

Basic weighted average common
     shares outstanding                     3,999,650                   3,999,650      3,999,650
                                          ===========                 ===========    ===========

Unaudited:
     Historical income (loss) before
        income taxes                                    $   215,083
     Pro forma:
        Provision (credit) for income
           taxes                                             97,000
                                                        -----------

        Net income (loss)                               $   118,083
                                                        ===========

        Basic earnings (loss) per share                        $.03
                                                               ====

        Basic weighted average
           common shares outstanding                      3,999,650
                                                          =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         NINE MONTHS ENDED JULY 31, 1999
                                   (Unaudited)

                                                        Additional
                                   Common Stock           Paid-in     Accumulated
                               Shares        Amount       Capital       Deficit          Total
                            -----------   -----------   -----------   -----------    -----------
Balance, November 1, 1998     3,999,650   $     4,000   $   480,997   $(1,413,079)   $  (928,082)

Net income                                                                819,191        819,191
                            -----------   -----------   -----------   -----------    -----------

Balance, July 31, 1999        3,999,650   $     4,000   $   480,997   $  (593,888)   $  (108,891)
                            ===========   ===========   ===========   ===========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                                                        1999           1998
                                                                     ------------  ------------
Operating activities:
     Net income                                                        $ 819,191    $ 191,083
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                    188,331      166,477
        Write-off of deferred mortgage costs                              55,063
        Changes in operating assets and liabilities:
           Due from broker                                                92,252      116,852
           Accounts receivable                                           465,179      396,624
           Inventories                                                  (301,740)    (205,445)
           Prepaid expenses and other current assets                      35,462         (690)
           Deposits and other assets                                      83,436      (95,109)
           Accounts payable and accrued expenses                        (916,493)     185,211
                                                                       ---------    ---------
               Net cash provided by operating activities                 520,681      755,003
                                                                       ---------    ---------

Investing activities - purchases of property and equipment               (48,011)    (396,952)
                                                                       ---------    ---------

Financing activities:
     Principal payments on mortgage note payable                        (600,000)     (37,500)
     (Increase) decrease in cash and cash equivalents restricted
        under mortgage note                                              432,965     (304,167)
     Principal payments on term loan                                     (65,487)     (65,484)
     Net advances under bank line of credit                             (144,865)     585,578
     Principal payments of obligations under capital leases             (160,079)     (86,260)
     Advances from (repayments to) loans from related parties             64,796     (399,723)
                                                                       ---------    ---------
               Net cash used in financing activities                    (472,670)    (307,556)
                                                                       ---------    ---------

Net increase in cash                                                        --         50,495

Cash, beginning of period                                                   --        198,679
                                                                       ---------    ---------

Cash, end of period                                                    $    --      $ 249,174
                                                                       =========    =========

Supplemental disclosure of cash flow data:
     Interest paid                                                     $ 249,149    $ 261,972
                                                                       =========    =========

     Income taxes paid                                                              $ 104,664
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

            Information as to the unaudited pro forma results of operations of the Company for the nine and three months ended July 31, 1998 assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1997 has not been presented because such pro forma results would not differ materially from the historical results of operations for the nine and three months ended July 31, 1998 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 1999, its results of operations for the nine and three months ended July 31, 1999 and 1998, its changes in stockholders' equity for the nine months ended July 31, 1999 and its cash flows for the nine months ended July 31, 1999 and 1998. Information included in the balance sheet as of October 31, 1998 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (the " Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

            Operating results for the nine month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending October 31, 1999 and 1998.

Note 3 - Inventories:
            Inventories at July 31, 1999 and October 31, 1998 consisted of the following:

                                                            July        October
                                                          31, 1999     31, 1998
                                                        -----------   ----------

                  Packed coffee                          $  234,539   $  395,655
                  Green coffee                            1,072,156      755,305
                  Packaging supplies                        354,999      208,994
                                                         ----------   ----------

                         Totals                          $1,661,694   $1,359,954
                                                         ==========   ==========

            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At July 31, 1999, the Company held options covering an aggregate of 3,675,000 pounds of green coffee beans which are exercisable in fiscal 1999 at prices ranging from $.90 to $1.20 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $62,000 at July 31, 1999. Due from broker includes the effects of unrealized hedging gains of $59,763 and $123,222 at July 31, 1999 and October 31, 1998, respectively.

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

            The line of credit provides for maximum of borrowings of $5,000,000. The outstanding balance under the line of credit of $2,175,648 at July 31, 1999 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $301,256 (including a current portion of $87,312) at July 31, 1999, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes:
            As shown in the accompanying statements of operations, the Company had historical provisions and credits for income taxes for the nine and three months ended July 31, 1999 and 1998 that were attributable to current Federal, state and local income taxes as set forth below:

                                           Nine Months         Three Months
                                          Ended July 31,       Ended July 31,
                                      --------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
               Federal                $  9,700              $  9,700
               State                     2,200   $  5,000      2,200   $ (3,000)
               Local                     3,100     19,000      3,100    (19,000)
                                      --------   --------   --------   --------

                   Total historical   $ 15,000   $ 24,000   $ 15,000   $(22,000)
                                      ========   ========   ========   ========

            As explained in Notes 2 and 9 of the notes to the financial statements in the Form 10-K, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to record a provision (credit) for Federal income taxes on its historical income
            (loss) before income taxes of approximately $1,028,000 for the period from November 1, 1997 to February 10, 1998; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods. Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $813,000 for the period from February 11, 1998 to July 31, 1998 and approximately $206,000 for the three months ended July 31, 1998. As a result of the loss for the period from February 11, 1998 to July 31, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of July 31, 1998 of approximately $307,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of July 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $138,000 attributable to the potential benefits from the net operating loss carryforwards as of July 31, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for either the period from February 11, 1998 to July 31, 1998 or the three months ended July 31, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the nine months ended July 31, 1998.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):
            The Company had net operating loss carryforwards of approximately $179,000 and $800,000 available to reduce future Federal, state and local taxable income as of April 30, 1999 and October 31, 1998, respectively. The Company also offset the deferred tax assets of approximately $84,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. Since the Company had pre-tax income of approximately $834,000 for the nine months ended July 31, 1999 (including $213,000 for the three months ended July 31, 1999), the net operating loss carryforwards and the related valuation allowance were eliminated as of July 31, 1999. As a result, the provisions for income taxes for the nine and three months ended July 31, 1999 were partially offset by the reduction in the valuation allowance of $363,000 and $84,000 for those respective periods.

            The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for the nine and three months ended July 31, 1999 and 1998 are set forth below:

                                                                   Nine Months             Three Months
                                                                  Ended July 31,          Ended July 31,
                                                              ----------------------   ----------------------
                                                                 1999          1998        1999         1998
                                                              ---------    ---------   ---------    ---------
            Tax provision (credit) at statutory rate of 34%   $ 284,000    $  73,000   $  73,000    $ (70,000)
            Adjustments for effects of:
               State income taxes, net of Federal tax
                   effect                                        94,000       24,000      26,000      (22,000)
               "S" Corporation election and termination
                   of "S" Corporation election                              (211,000)                  34,000
               Change in valuation allowance                   (363,000)     138,000     (84,000)      36,000
                                                              ---------    ---------   ---------    ---------

                     Historical provision (credit)            $  15,000    $  24,000   $  15,000    $ (22,000)
                                                              =========    =========   =========    =========

            The Company's "S" Corporation election was in effect for part of the nine months ended July 31, 1998. Unaudited pro forma historical provisions for income taxes assuming the Exchange had occurred on November 1, 1997 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of the nine months ended July 31, 1998 are set forth below:

            Federal                                                      $60,000
            State                                                         18,000
            Local                                                         19,000
                                                                         -------

                     Total pro forma  (unaudited)                        $97,000
                                                                         =======

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

            Since the Company had elected to be taxed as an "S" Corporation for part of the nine months ended July 31, 1998 and it had no potentially dilutive securities outstanding during the nine and three months ended July 31, 1999 and 1998, historical basic earnings per share is presented in the accompanying condensed statements of operations for only the nine and three months ended July 31, 1999 and the three months ended July 31, 1998 and unaudited pro forma earnings per share is presented in the accompanying condensed statements of operations for the nine months ended July 31, 1998.

            The weighted average common shares outstanding used in the computation of basic earnings per share for the nine and three months ended July 31, 1999 was 3,999,650 which was the number of shares of common stock actually outstanding during those periods. The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings per share for the nine months ended July 31, 1998 was also 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

Note 8 - Major customer:
            Approximately 19% and 20% of the Company's sales were derived from one customer during the nine months ended July 31, 1999 and 1998, respectively (see Note 11 of the notes to financial statements in the Form 10-K).

Note 9 - Stock option plan:
            As of July 31, 1999, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

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

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

      Net sales totaled $17,231,006 in the nine months ended July 31, 1999, a decrease of $2,634,595 or 13% from $19,865,601 in the nine months ended July 31, 1998. Sales revenue declined primarily due to lower selling prices for retail coffee.

      Cost of sales in the nine months ended July 31, 1999 was $14,589,571, or 85% of net sales, as compared to $17,502,949, or 88% of net sales in the nine months ended July 31, 1998.

      The Company's gross profit in the nine months ended July 31, 1999 was $2,641,435, an increase of $278,783 or 12% from $2,362,652 in the nine months ended July 31, 1998. Gross profit as a percentage of net sales increased by 3% to 15% in the nine months ended July 31, 1999 from 12% in the nine months ended July 31, 1998.

      Selling and administrative expenses were $1,340,595 in the nine months ended July 31, 1999, a decrease of $103,415 or 7% from $1,444,010 in the nine months ended July 31, 1998. As a percentage of net sales, this change represented a 1% increase from 7% in the nine months ended July 31, 1998 to 8% in the nine months ended July 31, 1999.

      Interest expense decreased $12,823 or 5% from $261,972 in the nine months ended July 31, 1998 to $249,149 in the nine months ended July 31, 1999.

      Other expenses in the nine months ended July 31, 1998 also include $180,000 of consulting and professional fees and other costs incurred in connection with the reverse acquisition by Transpacific International Group Corp. that was effectively completed on February 10, 1998 (the "Reverse Acquisition").

      Primarily as a result of the decreases in cost of sales and operating expenses, which exceeded the effects of the decrease in sales, and as a result of the absence in the nine months ended July 31, 1999 of the charge for costs incurred in connection with the Reverse Acquisition, the Company had income of $834,191 before income taxes in the nine months ended July 31, 1999 compared to $215,083 in the nine months ended July 31, 1998.

      As further explained in Note 6 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income taxes in the nine months ended July 31, 1998 because it had elected to be taxed as an "S" Corporation during the period from November 1, 1997 to February 10, 1998 (the date of the Reverse Acquisition) and it had a pre-tax loss during the period from February 11, 1998 to July 31, 1998. Although the Company had potential benefits of approximately $138,000 from net operating loss carryforwards as of July 31, 1998, it did not record a credit for Federal income taxes in the nine months ended July 31, 1998 due to the uncertainties related to the extent and timing of its future taxable income. As a result of additional pre-tax losses through October 31, 1998, the Company had potential benefits from the net operating loss carryforwards of approximately $363,000 as of October 31, 1998. The Company recorded a provision for Federal, state and local income taxes of only $15,000 based on its pre-tax income in the nine months ended July 31, 1999 because it used all of the benefits from the net operating loss carryforwards that were available as of October 31, 1998. The Company had a historical provision for state and local income taxes of $24,000 in the nine months ended July 31, 1998. Accordingly, the Company had historical net income of $819,191 in the nine months ended July 31, 1999 compared to $191,083 in the nine months ended July 31, 1998.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provision for income tax, net income and related earnings per share information assuming the Company had not elected to be taxed as an "S" Corporation during any portion of the nine months ended July 31, 1998. The Company would have had a provision for income taxes of approximately $97,000 in the nine months ended July 31, 1998 assuming the "S" Corporation elections had not been made. The unaudited pro forma provision for income taxes reflects an effective rate of approximately 45% comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had net income of $118,083, or $.03 per share, in the nine months ended July 31, 1998 compared to historical net income of $819,191, or $.20 per share, in the nine months ended July 31, 1999.

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

      Net sales totaled $4,414,575 in the three months ended July 31, 1999, a decrease of $2,269,884 or 34% from $6,684,459 in the three months ended July 31, 1998. Sales revenues declined primarily due to lower selling prices for retail coffee.

      Cost of sales in the three months ended July 31, 1999 was $3,727,221, or 84% of net sales, as compared to $6,173,356, or 92% of net sales in the three months ended July 31, 1998. Green coffee purchase prices continued their slight gradual decline which enabled the Company to purchase inventory at lower prices.

      The Company's gross profit in the three months ended July 31, 1999 was $687,354, an increase of $176,251 or 34% from $511,103 in the three months ended July 31, 1998. Gross profit as a percentage of net sales increased by 8% to 16% in the three months ended July 31, 1999 from 8% in the three months ended July 31, 1998. The increase in gross profit was attributable to increased margins on sales of wholesale green coffee.

      Selling and administrative expenses were $329,553 in the three months ended July 31, 1999, a decrease of $213,538 or 39% from $543,091 in the three months ended July 31, 1998. As a percentage of net sales, this change represented a 1% decrease from 8% in the three months ended July 31, 1998 to 7% in the three months ended July 31, 1999. This decrease was primarily caused by lower professional fees and less promotional costs.

      Interest expense decreased $8,615 or 11% from $75,569 in the three months ended July 31, 1998 to $66,954 in the three months ended July 31, 1999.

      Primarily as a result of the decreases in cost of sales and operating expenses, which exceeded the effects of the decrease in sales in the three months ended July 31, 1999, the Company had income of $212,770 before income taxes in the three months ended July 31, 1999 compared to a loss of $205,969 before income taxes in the three months ended July 31, 1998.

      The Company was not required to record a provision for Federal income taxes in the three months ended July 31, 1998 primarily because it had a pre-tax loss during that period. Although the Company had potential benefits of approximately $138,000 from net operating loss carryforwards as of July 31, 1998, it did not record a credit for income taxes in the three months ended July 31, 1998 due to the uncertainties related to the extent and timing of its future taxable income. The Company recorded a provision for Federal, state and local income taxes of only $15,000 based on its pre-tax income in the three months ended July 31, 1999 because it used all of the remaining benefits from its net operating loss carryforwards during that period. The Company had a historical credit for state and local income taxes of $22,000 in the three months ended July 31, 1998. Accordingly, the Company had historical net income of $197,770, or $.05 per share, in the three months ended July 31, 1999 compared to a historical net loss of $183,969, or $.05 per share, in the three months ended July 31, 1998.

Liquidity and Capital Resources

      As of July 31, 1999, the Company had working capital of approximately $545,000, which increased by $772,000 from its working capital deficiency of $227,000 as of October 31, 1998, and a total stockholders' deficiency of $109,000, which decreased by $819,000 from its total stockholders' deficiency of approximately $928,000 as of October 31, 1998. The Company had no unrestricted cash balances as of July 31, 1999 and October 31, 1998. The Company's working capital increased primarily as a result of the net income it generated during the nine months ended July 31, 1999.

      The Company has obtained a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,176,000 as of July 31, 1999 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9% at July 31, 1999). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      During the nine months ended July 31, 1999, net cash provided by operating activities totaled approximately $521,000 primarily as a result of the net income generated during that period, adjusted to eliminate the effects of charges for depreciation and amortization and the write-off of deferred mortgage costs, and decreases in amounts receivable from the Company's broker and customers that were offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

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

      During the nine months ended July 31, 1999, the Company also used approximately $370,000 of its cash resources to reduce its term loan, line of credit and capital lease obligations. Capital expenditures totaled $48,000 during the period and management expects that the Company's capital expenditures will be substantially below those made in fiscal 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At July 31, 1999, the Company's long-term debt, other than capitalized leases, consisted of approximately $196,000 of fixed rate debt and approximately $2,500,000 of variable rate debt under its revolving line of credit, term loan and mortgage note payable. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At July 31, 1999, the Company held options covering an aggregate of 3,675,000 pounds of green coffee beans, which are exercisable in fiscal 1999 at prices ranging from $.90 to $1.20 per pound. The price per pound of green coffee on July 31, 1999 was $.91. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

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