Form 10-K
period 1999-10-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

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

                   For the fiscal year ended October 31, 1999

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

      (iii) Wholesale green coffee

      Private label coffee. Coffee Holding roasts, blends, packages and distributes coffee under private labels for companies throughout the United States and Canada. As of March 31, 2000, the Company supplied coffee to approximately 35 different wholesale and retail companies. Coffee Holding is currently the leading supplier for three of the largest wholesalers in the United States.

      In the year ended October 31, 1999 ("fiscal 1999"), approximately 50% of Coffee Holding's sales revenue came from private label coffee sales, and, in fiscal years 1998 and 1997, 42% and 44% of revenues, respectively, came from those sales.

      Branded coffee. Coffee Holding roasts, grinds and blends coffee according to its own recipes and packages the coffee at its facilities. The Company then sells the packaged coffee in its proprietary brand label to supermarkets, wholesalers and individually owned stores throughout the United States, shipping directly from its factory.

      Coffee Holding's name brands of coffee are: Cafe Caribe, Cafe Supremo, Don Manuel, Fifth Avenue and Via Roma. The Company has acquired trademark registration rights for each of Coffee Holding's name brands. For further information regarding these trademark registration rights, see "Business--Trademarks and Domain Names." Each of Coffee Holding's name brands is directed at a particular segment of the consumer coffee market.

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

      In fiscal 1999, sales of Coffee Holding's branded coffees comprised approximately 6% of its sales revenues and, in fiscal 1998 and 1997, 10% and 8% of revenues, respectively, came from those sales.

      Wholesale Green Coffee. Coffee Holding sells and brokers green coffee beans to small roasters and coffee shop operators located throughout the United States. The Company purchases its green coffee from suppliers located primarily within the United States. The suppliers supply the Company with coffee beans from many countries, including Columbia, Mexico, Kenya, Indonesia, Brazil and Ethiopia, among others. In fiscal 1999, substantially all of the Company's purchases were from less than ten vendors. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

      Coffee Holding carries over 50 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from the Company's warehouse to the small roasters and gourmet coffee shop operators which then roast the beans themselves. In fiscal 1999, wholesales of green coffee beans accounted for approximately 44% of Coffee Holding's sales revenues, and, in fiscal 1998 and 1997, approximately 48% and 47% of revenues, respectively, came from such sales.

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

Trademarks and Domain Names

      Coffee Holding holds trademarks, registered with the United States Patent and Trademark Office for all five of its proprietary coffee brands. Trademark registrations are subject to periodic renewal and the Company anticipates maintaining its registration. The Company believes that its brands are recognizable in the marketplace and that brand recognition is important to the success of its branded coffee business.

Customers

      Coffee Holding sells private label and its branded coffee to four of the leading wholesalers in the United States: Supervalu, Nash Finch, Shurefine International and Wakefern Foods. For fiscal 1999, sales to these four companies accounted for approximately 37% of Coffee Holding's total sales. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 20% of Coffee Holding's total sales.

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

      Private Label Competition. There are approximately six companies that produce coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Coffee Holding's main competitors are Kroger and Chock Full O' Nuts. Both Kroger and Chock Full O' Nuts, a division of Sara Lee, are larger and have more financing and resources than Coffee Holding does and therefore are able to devote more resources to product development and marketing. The Company believes that it remains competitive by providing a high level of quality and customer service. Private label coffee also competes with all of the branded coffee on the market. Chock Full O' Nuts also produces branded coffees which compete with their private label products.

      Brand Competition. Coffee Holding's proprietary brand coffees compete with many other brand coffees which are sold in supermarkets and specialty stores. The branded coffee market is dominated by several large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Nestle S.A., many of which have also begun to market gourmet coffee in addition to non-gourmet coffee. Smaller competitors include Chock Full O' Nuts and Tetley. Coffee Holding's large competitors have greater access to capital than the Company and have a greater ability to conduct marketing and promotions. The Company believes that, while its competitors' brands may be more recognizable nationwide, its proprietary brands are well recognized in the Northeastern United States and are distinguished by their distinctive flavors.

      Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than Coffee Holding. However, Coffee Holding believes that it has both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Because the Company is also a roaster as well as a seller of green coffee, it can provide its roasting experience as a value added service to its gourmet roaster customers. While other coffee merchants may be able to offer a lower price for coffee beans, Coffee Holding markets itself as a partner to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance the Company provides its customers includes training, coffee blending and market identification.

Marketing

      The Company markets its private label and wholesale coffee through trade shows, industry publications, face to face contract and through the use of non-exclusive independent food and beverage sales brokers. Recently, the Company began to use its web site (www.coffeeholding.com) as a method of marketing itself and its coffee products.

      For its private label and brand coffees, the Company will from time to time, in conjunction with retailers and with wholesalers, conduct in-store promotions (e.g. coupons, price reductions, two for one sales).

Seasonality

      Historically, consumer coffee consumption is greater in the winter months as compared to the other seasons.

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

      Coffee Holding also leases a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T& O Management is not affiliated with the Company or any of its officers, directors or shareholders. The Company pays an annual rent of $46,800. The lease expires on August 31, 2002.

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

      In January 1998, prior to the date of the merger with Transpacific, Coffee Holding, while it was still a privately held "S" corporation, paid a distribution in the amount of $422,258 to its stockholders to pay personal income taxes. Since the January 1998 payment, the Company has never paid any cash dividends on its Common Stock and has no intention to do so in the foreseeable future.

Item 6. Selected Financial Data

      The following selected data should be read in conjunction with the audited financial statements of the Company and management's discussion and analysis of the Company's financial condition and results of operations included elsewhere herein:


                                                         As of or for the Year Ended October 31,
                                                       -----------------------------------------
                                                          1999           1998           1997
                                                          -----          -----          -----
Operating data:
  Net sales ........................................   $23,089,592    $25,853,791    $26,120,519
  Cost of sales ....................................    19,796,476     24,090,666     22,961,911
                                                       -----------    -----------    -----------
  Gross profit .....................................     3,293,116      1,763,125      3,158,608
  Operating expenses ...............................     2,301,306      2,215,134      2,355,548
                                                       -----------    -----------    -----------
  Income (loss) from operations ....................       991,810       (452,009)       803,060
  Other income (expense), net (A) ..................      (382,906)      (650,020)      (301,448)
                                                       -----------    -----------    -----------
  Income (loss) before income taxes ................       608,904     (1,102,029)       501,612
  Provision for state and local income taxes (B) ...                                      64,173
                                                       -----------    -----------    -----------
  Net income (loss) (B) ............................   $   608,904    $(1,102,029)   $   437,439
                                                       ===========    ===========    ===========
  Basic earnings per share (B) .....................          $.15
                                                              ====
  Basic weighted average common shares outstanding .     3,999,650
                                                       ===========
Pro forma (B):
  Historical income (loss) before income taxes .....                  $(1,102,029)   $   501,612
  Unaudited pro forma:
    Provision (credit) for income taxes ............                     (424,000)       226,000
                                                                      ===========    ===========
    Net income (loss) ..............................                  $  (678,029)   $   275,612
                                                                      ===========    ===========
    Basic earnings (loss) per share ................                  $      (.17)   $       .07
                                                                      ===========    ===========
    Basic weighted average common shares outstanding                    3,999,650      3,999,650
                                                                      ===========    ===========
Dividends ..........................................   $        --    $   422,258    $        --
                                                       ===========    ===========    ===========
Balance sheet data:
  Total assets .....................................   $ 6,511,598    $ 6,524,043    $ 6,794,629
                                                       ===========    ===========    ===========
  Long-term obligations (including current portion)    $ 3,121,479    $ 3,882,804    $ 1,486,549
                                                       ===========    ===========    ===========
  Stockholders' equity (deficiency) ................   $  (319,178)   $  (928,082)   $   595,432
                                                       ===========    ===========    ===========

--------------------------------------------------------------------------------
(A) Includes consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $327,087 in fiscal 1998.
(B) As further explained in Notes 2 and 9 to the financial statements elsewhere herein, prior to the reverse acquisition on February 10, 1998, the Company had elected to be treated as an "S" Corporation. Therefore, it was not required to record any historical provision or credit for Federal income taxes, whereas it recorded provisions for state and local taxes at full or reduced rates. The unaudited pro forma provisions and credits for income taxes assume that the Company had not made the "S" Corporation elections during any portion of fiscal 1998 and 1997 and reflect an effective rate of approximately 45% for each period. There were no provisions or credits for income taxes in periods subsequent to the reverse acquisition primarily as a result of pre-tax losses incurred in those periods, the utilization of a portion of the related net operating loss carryforwards and/or the inability of the Company to recognize benefits from the net operating loss carryforwards due to the uncertainties related to the extent and timing of its future taxable income.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Coffee Holding and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the SEC. These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

Year Ended October 31, 1999 (fiscal 1999) Compared to Year Ended October 31, 1998 (fiscal 1998)

      Net sales totaled $23,089,592 in fiscal 1999, a decrease of $2,764,199 or 11% from $25,853,791 in fiscal 1998. Although coffee sold increased by approximately 3 million pounds or 23% from 13 million pounds in fiscal 1998 to 16 million pounds in fiscal 1999, sales revenues decreased primarily due to lower selling prices for green coffee.

      Cost of sales in fiscal 1999 was $19,796,476, or 86% of net sales, as compared to $24,090,666, or 93% of net sales in fiscal 1998. Cost of sales consists primarily of green coffee and packaging materials. The decrease in cost of sales in fiscal 1999 was attributable to lower purchase prices for green coffee. Beginning around the end of fiscal 1998, the purchase price of coffee began to decline gradually and fiscal 1999 saw continuing decreases in the purchase price. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, the Company is unable to predict the purchase price of coffee in fiscal 2000 and beyond.

      The Company's gross profit in fiscal 1999 was $3,293,116, an increase of $1,529,991 or 87% from $1,763,125 in fiscal 1998. Gross profit as a percentage of net sales increased by 7% to 14% in fiscal 1999 from 7% in fiscal 1998. The increase in gross profit as a percentage of sales was primarily attributable to increased margins on sales of private label and wholesale green coffee as purchase prices for green coffee gradually declined throughout the year.

      Selling and administrative expenses were $1,911,306 in fiscal 1999, a decrease of $10,558 or 1% from $1,921,864 in fiscal 1998. As a percentage of net sales, this change represented a 1% increase from 7% in fiscal 1998 to 8% in fiscal 1999.

      Interest expense increased $23,061 or 6% from $363,445 in fiscal 1998 to $386,506 in fiscal 1999. The increase in fiscal 1999 was attributable primarily to additional average borrowings on the Company's credit line. The amount in fiscal 1998 included costs incurred in connection with the cancellation of a factoring agreement.

      Other income (expense) in fiscal 1999 was a net expense of $382,906 compared to a net expense of $650,020 in fiscal 1998 which included $327,087 of consulting and professional fees and other costs incurred in connection with the reverse acquisition by Transpacific that was effectively completed on February 10, 1998.

      Primarily as a result of the increase in gross profit, the increase in other operating expenses and the absence of the charge for costs incurred in connection with the reverse acquisition, the Company had income of $608,904 before income taxes in fiscal 1999 compared to a loss of $1,102,029 before income taxes in fiscal 1998.

      As further explained in Notes 2 and 9 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income tax in fiscal 1998 because it had elected to be taxed as an "S" Corporation prior to the Reverse Acquisition on February 10, 1998 and it had a pre-tax loss for the period from February 11, 1998 to October 31, 1998. Although the Company had potential benefits of approximately $363,000 from the net operating loss carryforwards as of October 31, 1998, it did not record a credit for income taxes based on its pre-tax loss due to the uncertainties related to the extent and timing of its future taxable income. The Company did not record a provision for income taxes based on its pre-tax income in fiscal 1999 because it used a portion of the benefits available from the net operating loss carryforwards that were available as of October 31, 1998. Although the Company had potential benefits of approximately $89,000 from the net operating loss carryforwards as of October 31, 1999, it did not record a credit for income taxes based on its net operating loss carryforwards due to the uncertainties related to the extent and timing of its future taxable income. Since the Company had no historical provisions or credits for income taxes in fiscal 1999 and 1998, it had historical net income of $608,904 in fiscal 1999 compared to a historical net loss of $1,102,029 in fiscal 1998.

      The statement of operations included in the financial statements elsewhere herein presents unaudited pro forma provisions and credits for income taxes, net income and losses and related earnings (loss) per share information for 1998 and 1997 assuming the Company had not elected to be taxed as an "S" Corporation. The Company would have had a credit for income taxes of approximately $424,000 in fiscal 1998 assuming the "S" Corporation elections had not been made and it would have been able to carryback its net operating losses. The unaudited pro forma credit for income taxes reflects an effective rate of approximately 45% comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%. On an unaudited pro forma basis, the Company would have had a net loss of $678,029, or $.17 per share, in fiscal 1998 compared to the Company's historical net income of $608,904, or $.15 per share, in fiscal 1999.


Year Ended October 31, 1998 (fiscal 1998) Compared to Year Ended October 31, 1997 (fiscal 1997)

      Net sales totaled $25,853,791 in fiscal 1998, a decrease of $266,728 or 1% from $26,120,519 in fiscal 1997. Although coffee sold increased by approximately 2 million pounds or 18% from 11 million pounds in fiscal 1997 to 13 million pounds in fiscal 1998, sales revenues remained steady due to lower retail coffee selling prices, particularly in the fourth quarter of fiscal 1998. Management attributes the decrease in revenue to declines in the selling price of retail coffee which began in the second quarter of fiscal 1998 and continued to the end of fiscal 1998 and the decision of management to reduce some selling prices to attract larger customers.

      Cost of sales in fiscal 1998 was $24,090,666, or 93% of net sales, as compared to $22,961,911, or 88% of net sales in fiscal 1997. Cost of sales consists primarily of green coffee and packaging materials. The increase in cost of sales in fiscal 1998 was attributable to higher green coffee purchase prices.

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

      Selling and administrative expenses were $1,921,864 in fiscal 1998, a decrease of $175,867 or 8% from $2,097,731 in fiscal 1997. As a percentage of net sales, this change represented a 1% decrease from 8% in fiscal 1997 to 7% in fiscal 1998. The reduction in expenses was related to lower bad debt expense in fiscal 1998 versus fiscal 1997 which was partially offset by higher advertising, promotional and freight expenses as well as office salaries in fiscal 1998.

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

      Other income (expenses) in fiscal 1998 was a net expense of $650,020, which included $327,087 of consulting and professional fees and other costs incurred in connection with the Reverse Acquisition by Transpacific that was effectively completed on February 10, 1998. Other income (expense) in 1997 was a net expense of $301,448.

      Primarily as a result of the decrease in gross profit and the charge for costs incurred in connection with the reverse acquisition, the Company had a loss of $1,102,029 before income taxes in fiscal 1998 compared to income of $501,612 before income taxes in fiscal 1997.

      As further explained above and in Notes 2 and 9 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income tax in fiscal 1998 because it had elected to be taxed as an "S" Corporation prior to the Reverse Acquisition on February 10, 1998 and it had a pre-tax loss for the period from February 11, 1998 to October 31, 1998. Although the Company had potential benefits of approximately $363,000 from the net operating loss carryforwards as of October 31, 1998, it did not record a credit for income taxes based on the pre-tax loss due to the uncertainties related to the extent and timing of its taxable income. The Company was not required to record a provision for Federal income taxes in 1997 because it had elected to be taxed as an "S" Corporation.

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

Liquidity and Capital Resources

      As of October 31, 1999, the Company had working capital of approximately $502,000, which increased by $729,000 from its working capital deficiency of $227,000 as of October 31, 1998, and a total stockholders' deficiency of $319,000, which decreased by $609,000 from its total stockholders' deficiency of approximately $928,000 as of October 31, 1998. The Company had unrestricted cash balances of $265,000 as of October 31, 1999, whereas it had no unrestricted cash balances as of October 31, 1998. The Company's working capital increased primarily as a result of net income generated and the additional borrowings under its credit facility during fiscal 1999.

      The Company obtained a credit facility from Nationscredit Commercial Corp. and repaid its short-term obligations under a factoring agreement during fiscal 1998. The credit facility provides for a revolving line of credit up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,445,000 as of October 31, 1999 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.25% at October 31, 1999). Assuming the Company has sufficient collateral, substantially all of the balances outstanding under the credit facility will not have to be repaid until November 20, 2000.

      During fiscal 1999, net cash provided by operating activities totaled approximately $704,000 primarily as a result of the net income generated during that period, adjusted to eliminate the effects of charges for depreciation and amortization and the write-off of deferred mortgage costs, and an increase in accounts payable that were partially offset by increases in amounts on deposit with the Company's coffee broker and an increase in coffee inventories.

      The Company financed the purchase of land and a building in 1989 through the issuance of a mortgage note in the amount of $1,050,000 payable to the New York City Industrial Development Agency. The mortgage note required monthly payments of $4,167 plus interest based at a variable rate set weekly. The payment of the mortgage note was secured by a first mortgage on the Company's land and building and the Company's restricted investments. The note was initially due to mature on November 1, 2009. On March 3, 1999, the Company repaid the mortgage note in full in the amount of $600,000. The Company generated a portion of the funds required for the repayment by liquidating approximately $433,000 of cash and cash equivalent investments that were restricted under the mortgage note.

      During fiscal 1999, the Company also used approximately $111,000 of its cash resources to purchase property and equipment and $303,000 to reduce its term loan and capital lease obligations. Capital expenditures were substantially below those made in fiscal 1998 and management does not believe that the Company's capital expenditures will be significant in fiscal 2000. The Company borrowed approximately $125,000 under the line of credit during fiscal 1999 for working capital purposes.

      As of October 31, 1998, the Company had a working capital deficiency of approximately $227,000, which decreased by $310,000 from its working capital deficiency of $537,000 as of October 31, 1997, and a total stockholders' deficiency of approximately $928,000, which decreased by $1,523,000 from its total stockholders' equity of $595,000 as of October 31, 1997. The Company had unrestricted cash balances of $199,000 as of October 31, 1997, whereas it had no unrestricted cash balances as of October 31, 1998. The Company's working capital increased primarily as a result of the conversion of short-term borrowings under the factoring agreement to long-term borrowings under the credit facility and through additional borrowings under its credit facility during fiscal 1998.

      During  fiscal 1998,  net cash  provided by operating  activities  totaled approximately $1,333,000 primarily as a result of increases in amounts receivable from the Company's broker and an increase in accounts payable that were partially offset by the net loss generated during that year, adjusted to eliminate the effects of charges for depreciation and amortization and bad debts.

      During fiscal 1998, the Company used approximately $347,000 of its cash resources to purchase property and equipment. In addition to these cash expenditures, the Company also added property and equipment totaling $288,500 in fiscal 1998 by entering into capital leases. The capital expenditures were used to refurbish equipment and upgrade capacity and to purchase and install new manufacturing and other equipment associated with production. The Company used $667,000 of its cash resources to reduce its mortgage note, term loan, capital lease and related party obligations and placed approximately $367,000 in restricted cash and cash equivalent investments to secure the mortgage note payable, as explained above. The Company also paid dividends of $422,000 to its stockholders in fiscal 1998 to pay personal income taxes. The Company borrowed approximately $271,000 under the line of credit during fiscal 1998 for working capital purposes.

      Management believes, but cannot assure, that the Company will be able to finance its operations, including increases in accounts receivable and inventories, capital expenditures and debt repayments, during fiscal 2000 through cash provided by operating activities and/or short or long-term borrowings. The Company's line of credit with Nationscredit Commercial Corp. expires on November 20, 2000. Management is in discussions with the current lender to renew the line and with other lenders to replace the line, but there are no assurances that the Company will be able to renew or replace this line. In the event that the Company is unable to obtain a line of credit, management believes the Company could obtain loans by mortgaging its headquarters or by using its equipment as collateral.

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

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At October 31, 1999, the Company's long-term debt, other than capitalized leases, consisted of approximately $148,000 of fixed rate debt and approximately $2,700,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate (an effective rate of 9.25% at October 31, 1999). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      See Note 2 to the financial statements, Summary of Significant Accounting Policies - "Hedging" and "Recent Accounting Pronouncements," for additional information regarding the Company's hedging program and Statement of Financing Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At October 31, 1999, the Company held options covering an aggregate of 3,525,000 pounds of green coffee beans, which are exercisable in fiscal 2000 at prices ranging from $.85 to $1.05 per pound. The price per pound of green coffee on October 31, 1999 was $1.00. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to it customers in the future. See also "Raw Materials" in Item 1 for additional information in connection with commodity price risks.

Item 8. Financial Statements And Supplementary Data

      See Item 14 herein.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

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


              Name             Age                        Position
              ----             ---                        --------
Andrew Gordon ..............   [39]   Chief Executive Officer, President, Treasurer and Director
David Gordon ...............   [35]   Executive Vice President, Secretary and Director
Gerard DeCapua .............   [39]   Director
Daniel Dwyer ...............   [43]   Director
Matthew Phillips ...........   [46]   Director

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

      Matthew Phillips has been a Director of Coffee Holding since 1998. Since 1991, Mr. Phillips has been a Vice-President of Branco Peres International, responsible for coffee trading operations.

      The Company currently does not have any standing committees.

Item 11. Executive Compensation

      The following table sets forth certain compensation information for the Company's chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 1999.

                           Summary Compensation Table


                                                     Annual Compensation
                                         ---------------------------------------------
                 Name and                Fiscal  Salary     Bonus      All Other
            Principal Position            Year     ($)       ($)   Compensation ($)(1)
---------------------------------------  ------  -------    ------ -------------------
Andrew Gordon .........................   1999   160,000    50,000       8,896
  Chief Executive Officer and President   1998   160,000        --      24,379
                                          1997   100,000    50,000      15,684

David Gordon ..........................   1999   160,000    50,000       6,970
  Executive Vice President-- Operations   1998   130,000        --       6,970
                                          1997   100,000    50,000       8,268

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

                                                                                 Common Stock
                                                                           -----------------------
                                                                             Number of  Percentage
                                                                              Shares     of Class
                                                                            ----------  ----------
            Andrew Gordon(1)..............................................  1,970,378     49.3%
            David Gordon(1)...............................................  1,970,378     49.3%
            Gerard DeCapua ...............................................        100        *
            Daniel Dwyer .................................................        100        *
            Matt Phillips ................................................        100        *
            Rachelle Gordon(2) ...........................................  1,740,000     43.5%
            Rachelle Gordon Grantor
              Retained Annuity Trust .....................................  1,350,878     30.8%
            Sterling Gordon ..............................................    199,600      5.0%
            Judy Melnick .................................................    199,600      5.0%
            All directors and executive officers as a group (5 persons)(1)  2,590,178     64.8%

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

      At October 31, 1999, the Company had loans payable to certain of its stockholders and directors and officers in the principal amounts as follows:

      Rachelle  Gordon -- $65,000
      Sterling  Gordon -- $43,000
      David  Gordon    -- $38,000
      Andrew Gordon    -- $ 1,800

      The loans are due on demand and bear interest at 10% per annum.

      Andrew Gordon and David Gordon have each guaranteed the payment of the Company's borrowings under its outstanding term loan from Naxtionscredit Commercial Corp. up to $100,000 in principal, plus interest and other costs and expenses.

      Daniel Dwyer, a director of the Company, is a senior coffee trader for Rothfos Corporation. Mr. Dwyer is responsible for the Company's account. The Company paid Rothfos $4,379,708 for green coffee purchases in fiscal 1999 and expects to pay it a similar amount in fiscal 2000.

      Matthew Phillips, a director of the Company, is Vice President of Branco Peres, International, responsible for coffee trading. The Company paid Branco Peres $231,755 in fiscal 1999 for green coffee purchases.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

      (a) The financial statements and financial statement schedules listed below are filed as a part of this report. See Index to Financial Statements and Financial Statement Schedules beginning on Page F-1.

      1. Financial Statements:

            --    Index  to  Financial   Statements   and  Financial   Statement
                  Schedules
            --    Independent Auditors' Report
            --    Balance sheets as of October 31, 1999 and 1998
            --    Statements of Operations for the Years Ended October 31, 1999,
                  1998 and 1997
            --    Statements of Changes in Stockholders' Equity (Deficiency) for
                  the Years Ended October 31, 1999, 1998 and 1997
            --    Statements of Cash Flows for the Years Ended October 31, 1999,
                  1998 and 1997
            --    Notes to Financial Statements

      2. Financial Statement Schedules:

            II. Valuation and Qualifying Accounts and Reserves for the Years Ended October 31, 1999, 1998 and 1997

            Other Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (b) No reports on Form 8-K were filed by the Company during the fourth quarter ended October 31, 1999.

      (c) Exhibits

          Exhibit
           Number                        Exhibit Name
          -------                      ----------------

            3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            3.2 Certificate of Amendment to the Article of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            3.3   The  Company's  By-Laws  (incorporated  herein by reference to
                  Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.2  1998 Stock  Option  Plan  (incorporated  hereby  reference  to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            16.1  Letter from German W. Chacon  (incorporated  by  reference  to
                  Exhibit 16(a) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18, 1998).

            16.2 Letter from Ira D. Ganzfried & Company (incorporated by reference to Exhibit 16(b) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18, 1998).

            27*   Financial Data Schedule.

            ----------
            *     Filed  herewith

                            COFFEE HOLDING CO., INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                      PAGE
                                                                      ----

(A) FINANCIAL STATEMENTS:

      REPORTS OF INDEPENDENT ACCOUNTANTS............................  F-2/3

      BALANCE SHEETS
        OCTOBER 31, 1999 AND 1998...................................  F-4

      STATEMENTS OF OPERATIONS
        YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.................  F-5

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.................  F-6

      STATEMENTS OF CASH FLOWS
        YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.................  F-7

      NOTES TO FINANCIAL STATEMENTS.................................  F-8/15

(B) FINANCIAL STATEMENT SCHEDULE:

    II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997...................  S-1

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

      We have audited the accompanying balance sheets of COFFEE HOLDING CO., INC. as of October 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 1999 and 1998, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

      Our 1999 and 1998 audits  referred to above  included the  information  in
Schedule II which presents fairly, in all material respects, when read in conjunction with the 1999 and 1998 basic financial statements taken as a whole, the information required to be set forth therein for the years ended October 31, 1999 and 1998.


                                                           J. H. COHN LLP

Roseland, New Jersey
January 28, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

      We have audited the accompanying statements of income, changes in stockholders' equity and cash flows of Coffee Holding Co., Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coffee Holding Co., Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

      Our 1997 audit referred to above included the information in Schedule II which presents fairly, in all material respects, when read in conjunction with the 1997 basic financial statements taken as a whole, the information required to be set forth therein for the year ended October 31, 1997.


                                                   IRA D. GANZFRIED & COMPANY

Roseland, New Jersey
December 23, 1997

                            COFFEE HOLDING CO., INC.
                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                     Assets                               1999          1998
                                  -----------                         -----------   -----------
Current assets:
    Cash ..........................................................   $  265,044
    Due from broker ...............................................      281,064    $  150,592
    Accounts receivable, net of allowance for doubtful accounts
         of $227,210 and $215,000 .................................    2,416,700     2,243,798
    Inventories ...................................................    1,478,485     1,359,954
    Cash and cash equivalents restricted under mortgage note ......                    432,965
    Prepaid expenses and other current assets .....................       59,565        57,198
                                                                      ----------    ----------
         Total current assets .....................................    4,500,858     4,244,507
Property and equipment, at cost, net of accumulated depreciation
    of $1,908,410 and $1,657,206 ..................................    1,983,317     2,123,429
Deferred mortgage costs, net of accumulated amortization of $48,611                     56,784
Deposits and other assets .........................................       27,423        99,323
                                                                      ----------    ----------
         Totals ...................................................   $6,511,598    $6,524,043
                                                                      ==========    ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Mortgage note payable .........................................                 $  600,000
    Current portion of term loan ..................................   $   87,312        87,312
    Current portion of obligations under capital leases ...........      202,743       215,026
    Accounts payable and accrued expenses .........................    3,709,297     3,569,321
                                                                      ----------    ----------
         Total current liabilities ................................    3,999,352     4,471,659
Term loan, net of current portion .................................      192,119       279,431
Line of credit borrowings .........................................    2,445,130     2,320,513
Obligations under capital leases, net of current portion ..........       46,161       249,325
Loans from related parties ........................................      148,014       131,197
                                                                      ----------    ----------
         Total liabilities ........................................    6,830,776     7,452,125
                                                                      ----------    ----------
Commitments and contingencies
Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 10,000,000 shares
         authorized; none issued ..................................           --            --
    Common stock, par value $.001 per share; 30,000,000 shares
         authorized, 3,999,650 shares issued and outstanding ......        4,000         4,000
    Additional paid-in capital ....................................      480,997       480,997
    Accumulated deficit ...........................................     (804,175)   (1,413,079)
                                                                      ----------    ----------
         Total stockholders' deficiency ...........................     (319,178)     (928,082)
                                                                      ----------    ----------
         Totals ...................................................   $6,511,598    $6,524,043
                                                                      ==========    ==========

See Notes to Financial Statements.

                           COFFEE HOLDINGS CO., INC.

                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                      -----------    -----------    -----------
Net sales .........................................   $23,089,592    $25,853,791    $26,120,519
Cost of sales .....................................    19,796,476     24,090,666     22,961,911
                                                      -----------    -----------    -----------
Gross profit ......................................     3,293,116      1,763,125      3,158,608
                                                      -----------    -----------    -----------
Operating expenses:
    Selling and administrative ....................     1,911,306      1,921,864      2,097,731
    Officers' salaries ............................       390,000        293,270        257,817
                                                      -----------    -----------    -----------
         Totals ...................................     2,301,306      2,215,134      2,355,548
                                                      -----------    -----------    -----------
Income (loss) from operations .....................       991,810       (452,009)       803,060
                                                      -----------    -----------    -----------
Other income (expense):
    Interest income ...............................         3,600         40,512         22,897
    Interest expense ..............................      (386,506)      (363,445)      (324,345)
    Expenses in connection with reverse acquisition                     (327,087)
                                                      -----------    -----------    -----------
         Totals ...................................      (382,906)      (650,020)      (301,448)
                                                      -----------    -----------    -----------
Income (loss) before income taxes .................       608,904     (1,102,029)       501,612
Provision for state and local income taxes ........                                      64,173
                                                      -----------    -----------    -----------
Net income (loss) .................................   $   608,904    $(1,102,029)   $   437,439
                                                      ===========    ===========    ===========
Basic earnings per share ..........................          $.15
                                                             ====
Basic weighted average common shares outstanding ..     3,999,650
                                                      ===========
Unaudited:
    Historical income (loss) before income taxes ..                  $(1,102,029)   $   501,612
    Pro forma:
         Provision (credit) for income taxes ......                     (424,000)       226,000
                                                                     -----------    -----------
         Net income (loss) ........................                  $  (678,029)   $   275,612
                                                                     ===========    ===========
         Basic earnings (loss) per share ..........                        $(.17)          $.07
                                                                           =====           ====
         Basic weighted average common
           shares outstanding .....................                    3,999,650      3,999,650
                                                                     ===========    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                             Common Stock
                               ----------------------------------------
                                  No Par Value        $.001 Par Value                   Retained
                               ------------------- --------------------   Additional    Earnings
                               Number of             Number of             Paid-in    (Accumulated
                                 Shares    Amount      Shares    Amount    Capital       Deficit)      Total
                               ---------  --------   ---------  -------   ---------   -----------   -----------
Balance, November 1, 1996.....    100    $ 460,000                                    $  (302,007)  $   157,993
Net income....................                                                            437,439       437,439
                                 ----    ---------                                    -----------   -----------
Balance, October 31, 1997.....    100      460,000                                        135,432       595,432
Effect of reverse acquisition.   (100)    (460,000)  3,999,650   $4,000    $480,997       (24,224)          773
Net loss......................                                                         (1,102,029)   (1,102,029)
Dividends paid................                                                           (422,258)     (422,258)
                                 ----    ---------   ---------   ------    --------   -----------   -----------

Balance, October 31, 1998.....     --           --   3,999,650    4,000     480,997    (1,413,079)     (928,082)
Net income....................                                                            608,904       608,904
                                 ----    ---------   ---------   ------    --------   -----------   -----------

Balance, October 31, 1999.....     --    $      --   3,999,650   $4,000    $480,997   $  (804,175)  $  (319,178)
                                 ====    =========   -========   ======    ========   ===========   ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                              1999          1998          1997
                                                                           ----------   ------------   ---------
Operating activities:
   Net income (loss) ...................................................   $ 608,904    $(1,102,029)   $ 437,439
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization ...................................     252,925        239,687      170,579
       Bad debts .......................................................      12,210         53,391      522,499
       Write-off of deferred mortgage costs ............................      55,063
       Changes in operating assets and liabilities:
         Due from broker ...............................................    (130,472)       273,307     (299,922)
         Accounts receivable ...........................................    (185,112)       561,012     (730,028)
         Inventories ...................................................    (118,531)        19,429     (504,122)
         Prepaid expenses and other current assets .....................      (2,367)       (30,132)       2,736
         Deposits and other assets .....................................      71,900        (42,132)     (47,469)
         Accounts payable and accrued expenses .........................     139,976      1,360,674      809,499
                                                                           ---------    -----------    ---------
           Net cash provided by operating activities ...................     704,496      1,333,207      361,211
                                                                           ---------    -----------    ---------
Investing activities--purchases of property and equipment ..............    (111,092)      (347,260)    (262,653)
                                                                           ---------    -----------    ---------
Financing activities:
   Net advances from factor ............................................                                 505,053
   Principal payments on mortgage note payable .........................    (600,000)       (50,000)     (50,000)
   (Increase) decrease in cash and cash equivalents
        restricted under mortgage note .................................     432,965       (366,895)     (22,897)
   Principal payments on term loan .....................................     (87,312)       (87,312)
   Net advances under bank line of credit ..............................     124,617        271,340
   Principal payments of obligations under capital leases ..............    (215,447)      (185,483)
   Advances from (repayments to) related parties .......................      16,817       (344,018)    (343,125)
   Dividends paid ......................................................                   (422,258)
                                                                           ---------    -----------    ---------
           Net cash provided by (used in) financing activities              (328,360)    (1,184,626)      89,031
                                                                           ---------    -----------    ---------
Net increase (decrease) in cash ........................................     265,044       (198,679)     187,589
Cash, beginning of year ................................................          --        198,679       11,090
                                                                           ---------    -----------    ---------
Cash, end of year ......................................................   $ 265,044    $        --    $ 198,679
                                                                           =========    ===========    =========
Supplemental disclosure of cash flow data:
   Interest paid .......................................................   $ 335,267    $   334,567    $ 324,345
                                                                           =========    ===========    =========
   Income taxes paid ...................................................   $     904    $   104,664    $  64,173
                                                                           =========    ===========    =========


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

      At October 31, 1999, the Company held options covering an aggregate of 3,525,000 pounds of green coffee beans which are exercisable in fiscal 2000 at prices ranging from $.85 to $1.05 per pound. At October 31, 1998, the Company held options covering an aggregate of 2,550,000 pounds of green coffee beans which were exercisable in 1999 at prices ranging from $1.10 to $1.35 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $271,000 and $167,000 at October 31, 1999 and 1998, respectively. Due from broker includes the effects of deferred hedging losses of $198,532 and unrealized hedging gains of $123,222 at October 31, 1999 and 1998, respectively.

Deferred mortgage costs:

      Costs incurred in connection with obtaining mortgage financing were capitalized and were being amortized over the term of the mortgage using a method that approximated the interest method. Amortization of deferred mortgage costs was not material in 1999, 1998 and 1997. The unamortized balance of the deferred mortgage costs was charged to operations in 1999 as a result of the prepayment of the mortgage loan (see Note 6).

Advertising:

      The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $92,924, $140,397 and $99,600 in 1999, 1998 and 1997, respectively.

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

      Since the Company had elected to be taxed as an "S" Corporation for part of 1998 and all of 1997 and it had no potentially dilutive securities outstanding in 1999, 1998 and 1997, historical basic earnings per share is presented in the accompanying statement of operations for 1999 and unaudited pro forma earnings (loss) per share is presented in the accompanying statements of operations for 1998 and 1997.

      The weighted average common shares outstanding used in the computation of basic earnings per share in 1999 was 3,999,650 which was the number of shares of common stock actually outstanding during that year. The weighted average common shares outstanding used in the computation of unaudited pro forma basic earnings
(loss) per share in 1998 and 1997 was also 3,999,650, which reflects the retroactive adjustment of the number of common shares of Transpacific actually outstanding to include only the 999,650 shares effectively outstanding as of the date of the Exchange and the 3,000,000 shares of common stock issued to the stockholders of Coffee in connection with the Exchange (see Note 1).

Recent accounting pronouncements:

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and measured at fair value. Management is in the process of evaluating the impact, if any, that SFAS 133 will have on the Company's financial statements.

                            COFFEE HOLDING CO., INC.

Recent accounting pronouncements (concluded):

      The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of October 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999, 1998 and 1997.

Note 3--Inventories:

      Inventories at October 31, 1999 and 1998 consisted of the following:

                                                     1999                 1998
                                                     ----                 ----
Packed coffee ........................           $  211,620           $  395,655
Green coffee .........................              892,344              755,305
Packaging supplies ...................              374,521              208,994
                                                 ----------           ----------
  Totals .............................           $1,478,485           $1,359,954
                                                 ==========           ==========

Note 4--Property and equipment:

      Property and equipment at October 31, 1999 and 1998 consisted of the following:

                                                 Estimated
                                                Useful Life    1999          1998
                                                ----------     ----          ----
Building and improvements ..................     30 years   $1,232,659   $1,220,110
Machinery and equipment ....................      7 years    1,709,915    1,627,366
Machinery and equipment under capital leases      7 years      694,609      694,609
Furniture and fixtures .....................      7 years      113,544       97,550
                                                            ----------   ----------
                                                             3,750,727    3,639,635
Less accumulated depreciation ..............                 1,908,410    1,657,206
                                                            ----------   ----------
                                                             1,842,317    1,982,429
Land .......................................                   141,000      141,000
                                                            ----------   ----------
  Totals ...................................                $1,983,317   $2,123,429
                                                            ==========   ==========

Depreciation  totaled  $251,204,  $234,525 and $165,417 in 1999,  1998 and 1997,
respectively.

Note 5--Cash and cash equivalents restricted under mortgage note:

      Restricted cash and cash equivalents at October 31, 1998 consisted of investments in the following interest-bearing accounts:

Cash in escrow ...........................................              $ 71,039
Certificate of deposit ...................................               361,926
                                                                        --------
   Totals ................................................              $432,965
                                                                        ========

      The restricted investments were pledged to secure a mortgage note payable (see Note 6). The restricted investments were liquidated in March 1999 in connection with the repayment of the mortgage note; accordingly, they were classified as current assets in the accompanying October 31, 1998 balance sheet.

Note 6--Mortgage note payable:

      On June 1, 1989, the Company financed the purchase of land and building through the issuance of a mortgage note payable in the principal amount of $1,050,000 to the New York City Industrial Development Agency (the "NYCIDA"). The mortgage note, which had an outstanding balance of $600,000 at October 31, 1998, required monthly payments of $4,167 plus interest based on a variable rate set weekly by Bear Stearns & Co. The final

                            COFFEE HOLDING CO., INC.

      payment was due on November 1, 2009. The payment of the note was secured by a first mortgage on the Company's land and building and the Company's restricted investments (see Note 5).

      At October 31, 1998, the Company was not in compliance with certain financial covenants in the NYCIDA agreement and, accordingly, the outstanding balance of the mortgage note payable was classified as a current liability in the accompanying October 31, 1998 balance sheet. The mortgage note was repaid in March 1999 and the remaining unamortized deferred mortgage costs of $55,063 were charged to interest expense.

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

      The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000 through November 20, 2000 when the line of credit expires and any outstanding balance must be repaid. The outstanding balance of $2,445,130 and $2,320,513 at October 31, 1999 and 1998, respectively, approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of each date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.25% at October 31, 1999).

      The term loan, which had an outstanding balance of $279,431 and $366,743 (including a current portion of $87,312) at October 31, 1999 and 1998, respectively, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal is payable in monthly installments of $7,276 plus interest which is also at the prime rate plus 1% until November 20, 2000 at which time the outstanding balance must also be repaid.

      Two of the Company's stockholders have each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses as defined.

Note 8--Loans from related parties:

      The Company had loans payable to its stockholders of $148,014 and $131,197 at October 31, 1999 and 1998, respectively. The loans are due on demand, bear interest at 10% and are subordinated to the balance outstanding under the mortgage note payable. Interest expense was not material in 1999, 1998 and 1997.

Note 9--Income taxes:

      As shown in the accompanying statements of operations, the Company had no historical provision or credit for income taxes in 1999 and 1998 and a historical provision for current state and local income taxes in 1997 comprised as follows:

                                                                          1997
                                                                          ----
      State ........................................................    $ 4,173
      Local ........................................................     60,000
                                                                        -------
        Total historical ...........................................    $64,173
                                                                        =======

                            COFFEE HOLDING CO., INC.

      As explained in Note 2, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to provide for income taxes on its historical income before income taxes of approximately $1,028,000 and $502,000 for the period from November 1, 1997 to February 10, 1998 and the year ended October 31, 1997, respectively; however, it was required to provide for state income taxes at a reduced rate and New York City income taxes at the same rates as companies that had not made such an election during those periods.

      Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998. As a result of the loss for the period from February 11, 1998 to October 31, 1998 and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of October 31, 1998 of approximately $800,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $363,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize a credit for Federal income taxes for the period from February 11, 1998 to October 31, 1998. As a result of recording the valuation allowance for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provision or credit for Federal income taxes for the year ended October 31, 1998.

      Since the Company had pre-tax income of approximately $609,000 in 1999, it had net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income which, if not used, will expire in 2013. There were no other material temporary differences as of October 31, 1999. However, due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company also offset the deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. The Company did not recognize any provision or credit for Federal income taxes as a result of the reduction in the valuation allowance of $274,000 during the year ended October 31, 1999.

      The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for 1999, 1998 and 1997 are set forth below:

                                                       1999         1998         1997
                                                       ----         ----         ----
Tax provision (credit) at statutory rate of 34% .   $ 207,000    $(374,000)   $ 149,000
Adjustments for effects of:
  State income taxes, net of Federal tax effect .      67,000                    64,173
  "S" Corporation election and termination of "S"
       Corporation election .....................                   11,000     (149,000)
  Change in valuation allowance .................    (274,000)     363,000
                                                    ---------    ---------    ---------
      Historical provision ......................   $      --    $      --    $  64,173
                                                    =========    =========    =========

      The Company's "S" Corporation election was in effect for part of 1998 and all of 1997. Unaudited pro forma historical provisions and credits for income taxes assuming the Exchange had occurred on November 1, 1996 and the Company was subject to Federal, state and local income taxes at full statutory rates for 1998 and 1997 (periods during which the "S" Corporation elections were in effect) are set forth below:

                                                        1998              1997
                                                        ----              ----
      Federal ...............................        $(262,000)        $ 140,000
      State .................................          (77,000)           41,000
      Local .................................          (85,000)           45,000
                                                     ---------         ---------
        Total pro forma (unaudited) .........        $(424,000)        $ 226,000
                                                     =========         =========

                            COFFEE HOLDING CO., INC.

      The unaudited pro forma provisions and credits for income taxes reflect an effective rate of approximately 45% for each period comprised of an 11% rate for state and local income taxes, net of the related Federal income tax effect, and a statutory Federal income tax rate of 34%.

Note 10--Lease commitments:

Operating lease:

      The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $46,800 in 1999 and 1998 and $3,900 in 1997. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 1999 were as follows:

 Year Ending
 October 31,                                                            Amount
-------------                                                        -----------
    2000 ..........................................................   $ 46,800
    2001 ..........................................................     46,800
    2002 ..........................................................     39,000
                                                                      --------
Total .............................................................   $132,600
                                                                      ========

Capital leases:

      As of October 31, 1999, the Company was obligated under various capital leases for machinery and equipment that expire at various dates through February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. Amortization of $96,271, $77,246 and $25,810 was charged to operations in 1999, 1998 and 1997, respectively. The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at October 31, 1999 were as follows:

Total minimum lease payments ..................................         $277,621
Less amount representing interest .............................           28,717
                                                                        --------
Present value of net minimum lease payments ...................          248,904
Less current portion ..........................................          202,743
                                                                        --------
Long-term portion .............................................         $ 46,161
                                                                        ========

Note 11--Concentrations of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 1999, the Company had cash balances that exceeded Federal insurance limits by $263,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 20% of the Company's sales were derived from one customer during 1999 and 1998. That customer also accounted for approximately $400,000 of the Company's accounts receivable balance at October 31, 1999. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

      Management does not believe that credit risk was significant at October 31, 1999.

                            COFFEE HOLDING CO., INC.

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

      As of October 31, 1999, no options had been granted under the Plan.

Note 13--Major vendors:

      During 1999, substantially all of the Company's purchases were from nine vendors. An employee of one of those vendors is a director of the Company. Purchases from that vendor totaled approximately $4,400,000 in 1999. The nine vendors also accounted for substantially all of the Company's accounts payable at October 31, 1999. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

                                      * * *

                            COFFEE HOLDING CO., INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                             Balance at   Additions-  Deductions     Balance
                                             Beginning     Charged       From        at End
                                              of Year     to Income    Reserves      of Year
1999:                                        --------     ---------    --------     ---------
  Allowance for doubtful accounts .........  $215,000     $ 12,210                  $227,210
                                             ========     ========                  ========
1998:
  Allowance for doubtful accounts .........  $254,317     $ 53,391     $ 92,708     $215,000
                                             ========     ========     ========     ========
1997:
  Allowance for doubtful accounts .........  $134,200     $522,499     $402,382     $254,317
                                             ========     ========     ========     ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                COFFEE HOLDING CO., INC.


                                                By:    /S/ ANDREW GORDON
                                                   -----------------------------
                                                           Andrew Gordon

                                                Dated: October 25, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 25, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


                   Signature                         Title
                   ---------                         -----
               /s/ ANDREW GORDON                     Chief Executive Officer, President, Treasurer and
 ------------------------------------------          Director (principal executive officer and principal
                   Andrew Gordon                     financial and accounting officer)

               /s/ DAVID GORDON                      Executive Vice President--Operations, Secretary
-------------------------------------------          and Director
                   David Gordon


              /s/ GERARD DECAPUA                     Director
-------------------------------------------
                  Gerard DeCapua

                /s/ DAN DWYER                        Director
-------------------------------------------
                   Dan Dwyer

               /s/ MATT PHILLIPS                     Director
-------------------------------------------
                   Matt Phillips

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