Form 10-Q
period 2000-01-31
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2000

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

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X.

As of September 30, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                     ------
CONDENSED BALANCE SHEETS
     JANUARY 31, 2000 AND OCTOBER 31, 1999                            F-2

CONDENSED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED JANUARY 31, 2000 AND 1999                     F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY)
     THREE MONTHS ENDED JANUARY 31, 2000                              F-4

CONDENSED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED JANUARY 31, 2000 AND 1999                     F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                             F-6/9

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2000 AND OCTOBER 31, 1998

                                                             January        October
                                       ASSETS                31, 2000       31, 1999
                                       ------              -----------    -----------
                                                           (Unaudited)    (See Note 1)
Current assets:
     Cash                                                  $   419,144    $   265,044
     Due from broker                                           371,494        281,064
     Accounts receivable, net of allowance for
        doubtful accounts of $227,210                        1,366,915      2,416,700
     Inventories                                             1,637,449      1,478,485
     Prepaid expenses and other current assets                  24,676         59,565
                                                           -----------    -----------
           Total current assets                              3,819,678      4,500,858
Property and equipment, at cost, net of accumulated
     depreciation of $1,966,356 and $1,908,410               1,951,719      1,983,317
Deposits and other assets                                       27,423         27,423
                                                           -----------    -----------

           Totals                                          $ 5,798,820    $ 6,511,598
                                                           ===========    ===========

                             LIABILITIES AND
                   STOCKHOLDERS' EQUITY (DEFICIENCY)
                   ---------------------------------

Current liabilities:
     Line of credit borrowings                             $ 1,777,097
     Current portion of term loan                              257,600    $    87,312
     Current portion of obligations under capital leases       192,452        202,743
     Accounts payable and accrued expenses                   3,035,464      3,709,297
                                                           -----------    -----------
           Total current liabilities                         5,262,613      3,999,352
Term loan, net of current portion                                             192,119
Line of credit borrowings                                                   2,445,130
Obligations under capital leases, net of current portion                       46,161
Loans from related parties                                     435,253        148,014
                                                           -----------    -----------
           Total liabilities                                 5,697,866      6,830,776
                                                           -----------    -----------

Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred stock, par value $.001 per share;
        10,000,000 shares authorized; none issued                 --             --
     Common stock, par value $.001 per share;
        30,000,000 shares authorized, 3,999,650
        shares issued and outstanding                            4,000          4,000
     Additional paid-in capital                                743,985        480,997
     Accumulated deficit                                      (647,031)      (804,175)
                                                           -----------    -----------
           Total stockholders' equity (deficiency)             100,954       (319,178)
                                                           -----------    -----------
           Totals                                          $ 5,798,820    $ 6,511,598
                                                           ===========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (Unaudited)

                                                      2000         1999
                                                   ----------   ----------

Net sales                                          $5,227,785   $6,919,449
Cost of sales                                       4,359,514    5,885,491
                                                   ----------   ----------

Gross profit                                          868,271    1,033,958
                                                   ----------   ----------

Operating expenses:
     Selling and administrative                       514,157      483,023
     Officers' salaries                                72,490       66,923
                                                   ----------   ----------
           Totals                                     586,647      549,946
                                                   ----------   ----------

Income from operations                                281,624      484,012

Interest expense                                       76,480       98,834
                                                   ----------   ----------

Income before income taxes                            205,144      385,178

Provision for income taxes                             48,000
                                                   ----------   ----------
Net income                                         $  157,144   $  385,178
                                                   ==========   ==========

Basic earnings per share                           $      .04   $      .10
                                                   ==========   ==========
Basic weighted average common shares outstanding    3,999,650    3,999,650
                                                   ==========   ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       THREE MONTHS ENDED JANUARY 31, 2000
                                   (Unaudited)

                                   Common Stock       Additional
                              ---------------------     Paid-in    Accumulated
                                Shares       Amount     Capital      Deficit        Total
                              ---------     -------   ----------   -----------    ----------
Balance, November 1, 1999     3,999,650      $4,000    $480,997     $(804,175)    $(319,178)

Capital contribution                                    262,988                     262,988
Net income                                                            157,144       157,144
                              ---------     ------     --------     ---------     ---------
Balance, January 31, 2000     3,999,650     $4,000     $743,985     $(647,031)    $ 100,954
                              =========     ======     ========     =========     =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (Unaudited)

                                                                         2000           1999
                                                                     -----------    -----------
Operating activities:
     Net income                                                      $  157,144    $  385,178
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    57,946        60,798
        Changes in operating assets and liabilities:
           Due from broker                                              (90,430)       90,332
           Accounts receivable                                        1,049,785      (128,592)
           Inventories                                                 (158,964)     (276,370)
           Prepaid expenses and other current assets                     34,889        36,152
           Accounts payable and accrued expenses                       (673,833)     (342,740)
                                                                     ----------    ----------
               Net cash provided by (used in) operating activities      376,537      (175,242)
                                                                     ----------    ----------

Investing activities:
     Purchases of property and equipment                                (26,348)       (7,777)
     Loans to stockholder                                                            (300,000)
                                                                     ----------    ----------
               Net cash used in investing activities                    (26,348)     (307,777)
                                                                     ----------    ----------

Financing activities:
     Principal payments on mortgage note payable                                      (12,498)
     Increase in cash and cash equivalents restricted
        under mortgage note                                                            (3,424)
     Principal payments on term loan                                    (21,831)      (21,828)
     Net advances (repayments) under bank line of credit               (668,033)      589,294
     Principal payments of obligations under capital leases             (56,452)      (52,513)
     Advances from (repayments to) related parties                      287,239       (16,012)
     Capital contribution                                               262,988
                                                                     ----------    ----------
               Net cash provided by (used in) financing activities     (196,089)      483,019
                                                                     ----------    ----------

Net increase  in cash                                                   154,100          --

Cash, beginning of period                                               265,044          --
                                                                     ----------    ----------
Cash, end of period                                                  $  419,144    $     --
                                                                     ==========    ==========
Supplemental disclosure of cash flow data:

     Interest paid                                                   $   76,480    $    98,834
                                                                     ==========    ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Business activities:
            Coffee Holding Co., Inc. (the "Company") conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

Note 2 - Basis of presentation:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2000, its results of operations and cash flows for the three months ended January 31, 2000 and 1999 and its changes in stockholders' equity for the three months ended January 31, 2000. Information included in the balance sheet as of October 31, 1999 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

            Operating results for the three month periods ended January 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending October 31, 2000 and 1999.

Note 3 - Inventories:
            Inventories at January 31, 2000 and October 31, 1999 consisted of the following:

                                                   January            October
                                                  31, 2000            31, 1999
                                                 ----------         -----------
                  Packed coffee                  $  421,622         $  211,620
                  Green coffee                      851,764            892,344
                  Packaging supplies                364,063            374,521
                                                 ----------         ----------
                         Totals                  $1,637,449         $1,478,485
                                                 ==========         ==========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Inventories (concluded):
            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At January 31, 2000, the Company held options covering an aggregate of 1,987,500 pounds of green coffee beans which are exercisable in fiscal 2000 at prices ranging from $1.05 to $1.15 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $33,000 at January 31, 2000. Due from broker includes the effects of unrealized hedging losses of $26,700 and $198,532 at January 31, 2000 and October 31, 1999, respectively.

Note 4 - Credit facility borrowings:
            The Company was obligated for borrowings during the three months ended January 31, 2000 and 1999 under a credit facility consisting of a revolving line of credit and a term loan that expire in November 2000, as further explained in Note 7 of the notes to financial statements in the Form 10-K.

            The line of credit provides for maximum of borrowings of $5,000,000. The outstanding balance under the line of credit of $1,777,097 at January 31, 2000 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $257,600 at January 31, 2000, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000.

            As of January 31, 2000, the Company had total borrowings under the credit facility of approximately $2,035,000 that are payable no later than November 2000 and a working capital deficiency of approximately $1,443,000. If management is unable to renegotiate the credit facility or obtain an alternate source of financing, the Company may not be able to continue to operate at its current level. Management believes but cannot assure that the credit facility will be renewed or alternate financing on favorable terms will be obtained.

Note 5 - Income taxes:
            The Company's provision for income taxes for the three months ended January 31, 2000 and 1999 was comprised as follows:

                                                          2000           1999
                                                        -------        --------
                  Federal                               $29,000        $    -
                  State                                   9,000             -
                  Local                                  10,000             -
                                                        -------        --------
                     Provision for income taxes         $48,000        $    -
                                                        =======        ========

            The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the three months ended January 31, 2000 and 1999 are set forth below:

                                              COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Income taxes (concluded):

                                                                           Three Months
                                                                          Ended January 31,
                                                                     ------------------------
                                                                         2000          1999
                                                                     ---------      ---------
                  Tax provision at statutory rate of 34%             $  90,000      $ 130,000
                  Adjustments for effects of:
                     State income taxes, net of Federal benefit          24,000        42,000
                     Change in valuation allowance for deferred
                         tax assets                                     (66,000)     (172,000)
                                                                     ----------     ---------
                           Provision for income taxes                 $  48,000     $   -
                                                                      =========     =========

            As explained in Note 9 of the notes to financial statements in the Form 10-K, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1999. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the three months ended January 31, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

            The Company also had estimated net operating loss carryforwards of approximately $415,000 and $800,000 available to reduce future Federal, state and local taxable income as of January 31, 1999 and October 31, 1998, respectively. There were no other material temporary differences as of January 31, 1999 and October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had also offset the estimated deferred tax assets of approximately $191,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of January 31, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. As a result of the reduction in the valuation allowance of $172,000, the Company did not recognize any provision or credit for Federal income taxes for the three months ended January 31, 1999.

Note 6 - Earnings per share:
            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and certain other financial accounting pronouncements, as further explained in Note 2 of the notes to financial statements in the Form 10-K. Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months ended January 31, 2000 and 1999.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Major customer:
            Approximately 21% and 23% of the Company's sales were derived from one customer during the three months ended January 31, 2000 and 1999, respectively (see Note 11 of the notes to financial statements in the Form 10-K).

Note 8 - Stock option plan:
            As of January 31, 2000, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

Note 9 - Related party balances and transactions:
            The Company had loans payable to its stockholders of $435,253 and $148,014 at January 31, 2000 and October 31, 1999, respectively. The loans are due on demand and bear interest at 10%. Interest expense was not material for the three months ended January 31, 2000 and 1999.

            During the three months ended January 31, 2000, a stockholder made a capital contribution of $262,988 to the Company which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation.

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

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

      Net sales totaled $5,227,785 in the three months ended January 31, 2000, a decrease of $1,691,664 or 24% from $6,919,449 in the three months ended January 31, 1999. Sales declined in the quarter due to a number of reasons. During the quarter, the Company lost approximately $500,000 in sales as one of the Company's largest wholesale customers decided to make its purchases from another coffee seller due to that seller's reduction of its selling prices. The loss of this customer was not anticipated. Historically, the Company derived approximately $2,000,000 in revenues from this customer. Although the Company expects that it will be able to resume some business with this customer over the next fiscal quarters, it expects that this business will be substantially below the prior levels. Consequently, the Company expects its net sales in the next fiscal quarters and for the fiscal year ended October 31, 2000 will be negatively impacted.

      Sales of private label coffee were lower in the three months ended January 31, 2000. As the retail selling prices of coffee continued a gradual decline, the difference between the selling price of private label coffee and premium coffee narrowed which made premium coffee more attractive to consumers.

      Sales of private label and branded coffee to the Company's wholesale customers also fell in November and December 1999 as these customers indicated they did not want to carry large inventories in anticipation of Year 2000. Although a few customers actually increased their purchase of inventory ahead of the Year 2000, those purchases did not offset the loss of sales.

      Cost of sales in the three months ended January 31, 2000 was $4,359,514, or 83% of net sales, as compared to $5,885,491, or 85% of net sales in the three months ended January 31, 1999. The decrease in cost of sales, as a percentage of net sales, was attributable to a gradual decline in green coffee purchase prices which enabled the Company to purchase inventory at lower prices. Although green coffee purchase prices surged in November and December 1999, that surge was temporary and since the Company had a sufficient amount of inventory on hand prior to the price surge, it could forego purchases during the price surge.

      The Company's gross profit in the three months ended January 31, 2000 was $868,271, a decrease of $165,687 or 16% from $1,033,958 in the three months ended January 31, 1999. Gross profit as a percentage of net sales increased by 2% to 17% in the three months ended January 31, 2000 from 15% in the three months ended January 31, 1999. Margins improved primarily due to the overall decline in green coffee purchase prices.

      Selling and administrative expenses were $514,157 in the three months ended January 31, 2000, an increase of $31,134 or 6% from $483,023 in the three months ended January 31, 1999. As a percentage of net sales, this change represented a 3% increase from 7% in the three months ended January 31, 1999 to 10% in the three months ended January 31, 2000, due, in part, to an increase in office salaries.

      Interest expense decreased $22,354 or 23% from $98,834 in the three months ended January 31, 1999 to $76,480 in the three months ended January 31, 2000.

      Primarily as a result of the decrease in sales and gross profit, the Company had income of $205,144 before income taxes in the three months ended January 31, 2000 compared to $385,178 in the three months ended January 31, 1999.

      The Company's provision for income taxes for the three months ended January 31, 2000 totaled $48,000 whereas it had no provision or credit for income taxes for the three months ended January 31, 1999. The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the three months ended January 31, 2000 and 1999 are set forth below:

                                                                              Three Months
                                                                            Ended January 31,
                                                                            -----------------
                                                                            2000         1999
                                                                         ---------    ---------

        Tax provision at statutory rate of 34%                           $  90,000    $ 130,000
        Adjustments for effects of:
                 State income taxes, net of Federal benefit                 24,000       42,000
                 Change in valuation allowance for deferred tax assets     (66,000)    (172,000)
                                                                         ---------    ---------

                 Provision for income taxes                              $  48,000    $      --
                                                                         =========    =========

      As further explained in Note 5 of the notes to the financial statements elsewhere herein, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the three months ended January 31, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

      The Company had also offset the estimated deferred tax assets of approximately $191,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of January 31, 1999 and October 31, 1998, respectively, by equivalent valuation allowances due to the same uncertainties. As a result of the reduction in the valuation allowance of $172,000, the Company did not recognize any provision or credit for Federal income taxes for the three months ended January 31, 1999.

      As a result, the Company had net income of $157,144, or $.04 per share, in the three months ended January 31, 2000 compared to net income of $385,178, or $.10 per share, in the three months ended January 31, 1999.

Liquidity and Capital Resources

      The Company had net income of approximately $157,000 during the three months ended January 31, 2000. As of January 31, 2000, the Company had total stockholders' equity of $101,000, which increased by $420,000 from its total stockholders' deficiency of $319,000 as of October 31, 1999, and a cash balance of $419,000, which increased by $154,000 from its cash balance of $265,000 as of October 31, 1999. However, the Company had a working capital deficiency of approximately $1,443,000 as of January 31, 2000 compared to working capital of $502,000 as of October 31, 1999. The Company's working capital deficiency increased by $1,945,000 during the three months ended January 31, 2000 primarily as a result of the classification of borrowings of $2,035,000 under the Company's credit facility as short-term liabilities instead of long-term liabilities as of January 31, 2000, as further explained below.

      The Company has obtained a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $1,777,000 under the line of credit as of January 31, 2000 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 9.5% at January 31, 2000). However, the credit facility expires on November 20, 2000. Accordingly, as of January 31, 2000 total credit facility borrowings of $2,035,000 were classified as short-term liabilities, whereas as of October 31, 1999 total credit facility borrowings of only $87,000 were classified as short-term liabilities and total credit facility borrowings of $2,637,000 were classified as long-term liabilities in the accompanying condensed balance sheets.

      During the three months ended January 31, 2000, the Company's operating activities provided net cash of approximately $377,000 primarily as a result of the effects of the net income generated during the period, adjusted to eliminate the effects of charges for depreciation and amortization, and a decrease in receivables from customers, which were partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

      During the three months ended January 31, 2000, the Company used approximately $746,000 of its cash resources to reduce its line of credit, term loan and capital lease obligations. Capital expenditures totaled $26,000 during the period and management expects that the Company's capital expenditures will approximate those made in fiscal 1999. It also received a short-term loan of $287,000 from a related party and a capital contribution of approximately $263,000 from a stockholder which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation.

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

Year 2000

      The Year 2000 issue concerns the possible inability of information systems and non-information systems with embedded technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company did not experience any systems problems related to Year 2000 issues. The Company's information and non-information systems functioned normally. The Company's business with its suppliers and customers was not affected by Year 2000 issues. The Company did experience some reduction in inventory purchases from its wholesale customers in November and December 1999 as the customers did not want to carry a large inventory ahead of the Year 2000. The Company does not presently anticipate making any expenditures in the fiscal year ending October 31, 2000 for Year 2000 items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At January 31, 2000, the Company's long-term debt, other than capitalized leases, consisted of approximately $435,000 of fixed rate debt and approximately $2,000,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate (an effective rate of 9.5% at January 31, 2000). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At January 31, 2000, the Company held options covering an aggregate of 1,987,500 pounds of green coffee beans, which are exercisable in fiscal 2000 at prices ranging from $1.05 to 1.15 per pound. The price per pound of green coffee on January 31, 2000 was $1.11. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future (see Note 3 to the unaudited condensed financial statements elsewhere herein).

                                    PART III

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Exhibit Name
------            ------------

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