Form 10-Q
period 2000-04-30
COFFEE HOLDING CO INC
filed 2000-10-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

                                                                        PAGE
                                                                        ----

CONDENSED BALANCE SHEETS
  APRIL 30, 2000 AND OCTOBER 31, 1999                                   F-2

CONDENSED STATEMENTS OF OPERATIONS
  SIX AND THREE MONTHS ENDED APRIL 30, 2000 AND 1999                    F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY)
  SIX MONTHS ENDED APRIL 30, 2000                                       F-4

CONDENSED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED APRIL 30, 2000 AND 1999                              F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                               F-6/9

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2000 AND OCTOBER 31, 1999

                                                              April        October
                  ASSETS                                    30, 2000       31, 1999
                  ------                                   ----------    -----------
                                                           (Unaudited)   (See Note 1)
Current assets:
     Cash                                                  $   25,652    $  265,044
     Due from broker                                          136,247       281,064
     Accounts receivable, net of allowance for doubtful
        accounts of $232,210 and $227,210                   2,077,910     2,416,700
     Inventories                                            1,640,847     1,478,485
     Cash equivalents restricted under credit facility        250,000
     Prepaid expenses and other current assets                 24,676        59,565
                                                           ----------    ----------
           Total current assets                             4,155,332     4,500,858
Property and equipment, at cost, net of accumulated
     depreciation of $2,023,920 and $1,908,410              1,899,937     1,983,317
Deposits and other assets                                      27,423        27,423
                                                           ----------    ----------

           TOTALS                                          $6,082,692    $6,511,598
                                                           ==========    ==========

                      LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIENCY)
               ---------------------------------

Current liabilities:
     Line of credit borrowings                             $2,551,326
     Current portion of term loan                             235,772    $   87,312
     Current portion of obligations under capital leases      134,894       202,743
     Accounts payable and accrued expenses                  2,524,733     3,709,297
                                                           ----------    ----------
           Total current liabilities                        5,446,725     3,999,352
Term loan, net of current portion                                           192,119
Line of credit borrowings                                                 2,445,130
Obligations under capital leases, net of current portion                     46,161
Loans from related parties                                    426,875       148,014
                                                           ----------    ----------
           Total liabilities                                5,873,600     6,830,776
                                                           ----------    ----------

Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred stock, par value $.001 per share;
        10,000,000 shares authorized; none issued                  --            --
     Common stock, par value $.001 per share;
        30,000,000 shares authorized, 3,999,650
        shares issued and outstanding                           4,000         4,000
     Additional paid-in capital                               743,985       480,997
     Accumulated deficit                                     (538,893)     (804,175)
                                                           ----------    ----------
           Total stockholders' equity (deficiency)            209,092      (319,178)
                                                           ----------    ----------

           Totals                                          $6,082,692    $6,511,598
                                                           ==========    ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

                                          Six Months                 Three Months
                                        Ended April 30,             Ended April 30,
                                  -------------------------   -------------------------
                                      2000          1999          2000          1999
                                  -----------   -----------   -----------   -----------
Net sales                         $10,065,011   $12,816,431   $ 4,837,226   $ 5,896,982
Cost of sales                       8,427,225    10,862,350     4,067,711     4,976,859
                                  -----------   -----------   -----------   -----------

Gross profit                        1,637,786     1,954,081       769,515       920,123
                                  -----------   -----------   -----------   -----------

Operating expenses:
     Selling and administrative       927,728     1,011,042       413,571       528,019
     Officers' salaries               139,413       139,423        66,923        72,500
                                  -----------   -----------   -----------   -----------
        Totals                      1,067,141     1,150,465       480,494       600,519
                                  -----------   -----------   -----------   -----------

Income from operations                570,645       803,616       289,021       319,604

Interest expense                      148,363       182,195        71,883        83,361
                                  -----------   -----------   -----------   -----------

Income before income taxes            422,282       621,421       217,138       236,243

Provision for income taxes            157,000                     109,000
                                  -----------   -----------   -----------   -----------

Net income                        $   265,282   $   621,421   $   108,138   $   236,243
                                  ===========   ===========   ===========   ===========

Basic earnings per share                 $.07          $.16          $.03          $.06
                                         ====          ====          ====          ====

Basic weighted average common
     shares outstanding             3,999,650     3,999,650     3,999,650     3,999,650
                                  ===========   ===========   ===========   ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED APRIL 30, 2000
                                   (Unaudited)

                                             Common Stock            Additional
                                       -----------------------         Paid-in        Accumulated
                                         Shares         Amount         Capital          Deficit           Total
                                       ---------        ------       ----------       -----------      ----------
Balance, November 1, 1999              3,999,650        $4,000        $480,997        $(804,175)       $(319,178)

Capital contribution                                                   262,988                           262,988

Net income                                                                              265,282          265,282
                                       ---------        ------        --------        ---------        ---------

Balance, April 30, 2000                3,999,650        $4,000        $743,985        $(538,893)       $ 209,092
                                       =========        ======        ========        =========        =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

                                                                      2000           1999
                                                                  -----------     ---------
Operating activities:
   Net income                                                     $   265,282     $ 621,421
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   115,510       123,736
      Bad debts                                                         5,000
      Write-off of deferred mortgage costs                                           55,063
      Changes in operating assets and liabilities:
         Due from broker                                              144,817        38,457
         Accounts receivable                                          333,790       318,181
         Inventories                                                 (162,362)     (378,039)
         Prepaid expenses and other current assets                     34,889        36,152
         Deposits and other assets                                                   12,768
         Accounts payable and accrued expenses                     (1,184,564)     (675,691)
                                                                  -----------     ---------
           Net cash provided by (used in) operating activities       (447,638)      152,048
                                                                  -----------     ---------

Investing activities - purchases of property and equipment            (32,130)      (15,850)
                                                                  -----------     ---------

Financing activities:
   Principal payments on mortgage note payable                                     (600,000)
   Decrease in cash and cash equivalents restricted
     under mortgage note                                                            432,965
   Increase in cash equivalents restricted under
     credit facility                                                 (250,000)
   Principal payments on term loan                                    (43,659)      (43,657)
   Net advances under bank line of credit                             106,196       200,510
   Principal payments of obligations under capital leases            (114,010)     (105,774)
   Advances from (repayments to) related parties                      278,861       (20,242)
   Capital contribution                                               262,988
                                                                  -----------     ---------
           Net cash provided by (used in) financing activities        240,376      (136,198)
                                                                  -----------     ---------

Net decrease in cash                                                 (239,392)           --

Cash, beginning of period                                             265,044            --
                                                                  -----------     ---------

Cash, end of period                                               $    25,652     $      --
                                                                  ===========     =========

Supplemental disclosure of cash flow data:
   Interest paid                                                  $   148,363     $ 170,229
                                                                  ===========     =========

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

Note 2 - Basis of presentation:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2000, its results of operations for the six and three months ended April 30, 2000 and 1999, its changes in stockholders' equity for the six months ended April 30, 2000 and its cash flows for the six months ended April 30, 2000 and 1999. Information included in the balance sheet as of October 31, 1999 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

            Operating results for the six month periods ended April 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending October 31, 2000 and 1999.

Note 3 - Inventories:
            Inventories at April 30, 2000 and October 31, 1999 consisted of the following:

                                                  April              October
                                                 30, 2000            31, 1999
                                               -----------         ----------

              Packed coffee                    $   396,757         $  211,620
              Green coffee                         817,654            892,344
              Packaging supplies                   426,436            374,521
                                               -----------         ----------

                     Totals                     $1,640,847         $1,478,485
                                               ===========         ==========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Inventories (concluded):
            The Company uses futures and options contracts to hedge the effects of fluctuations in the price of green coffee beans, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At April 30, 2000, the Company held options covering an aggregate of 1,725,000 pounds of green coffee beans which are exercisable in fiscal 2000 at prices ranging from $.95 to $1.10 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $56,000 at April 30, 2000. Due from broker includes the effects of unrealized hedging gains of $186,010 at April 30, 2000 and unrealized hedging losses of $198,532 at October 31, 1999.

Note 4 - Credit facility borrowings:
            The Company was obligated for borrowings during the six months ended April 30, 2000 and 1999 under a credit facility consisting of a revolving line of credit and a term loan that expire in November
            2000, as further explained in Note 7 of the notes to financial statements in the Form 10-K.

            The line of credit provides for maximum of borrowings of $5,000,000. The outstanding balance under the line of credit of $2,551,326 at April 30, 2000 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $235,772 at April 30, 2000, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. As of April 30, 2000, the Company also had $250,000 in a noninterest bearing money market account that was deposited with the bank during the three months ended April 30, 2000 to secure outstanding borrowings under the credit facility.

            As of April 30, 2000, the Company had total borrowings under the credit facility of approximately $2,787,000 that are payable no later than November 2000 and a working capital deficiency of approximately $1,174,000. If management is unable to renegotiate the credit facility or obtain an alternate source of financing, the Company may not be able to continue to operate at its current level. Management believes but cannot assure that the credit facility will be renewed or alternate financing on favorable terms will be obtained.

Note 5 - Income taxes:
            The Company's provision for income taxes for the six and three months ended April 30, 2000 and 1999 was comprised as follows:

                                                       Six Months              Three Months
                                                     Ended April 30,          Ended April 30,
                                                  ---------------------    --------------------
                                                    2000         1999        2000         1999
                                                  --------     --------    --------     --------
              Federal                             $ 82,000     $     --    $ 53,000     $     --
              State                                 35,000           --      26,000           --
              Local                                 40,000           --      30,000           --
                                                  --------     --------    --------     --------

                 Provision for income taxes       $157,000     $     --    $109,000     $     --
                                                  ========     ========    ========     ========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Income taxes (concluded):
            The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the six and three months ended April 30, 2000 and 1999 are set forth below:

                                                                            Six Months               Three Months
                                                                          Ended April 30,           Ended April 30,
                                                                       --------------------      --------------------
                                                                         2000        1999          2000        1999
                                                                       --------   ---------      --------   ---------
              Tax provision at statutory rate of 34%                   $172,000   $ 211,000      $ 82,000   $  81,000
              Adjustments for effects of:
                 State income taxes, net of Federal benefit              51,000      68,000        27,000      26,000
                 Change in valuation allowance                          (66,000)   (279,000)                 (107,000)
                                                                       --------   ---------      --------   ---------

                     Provision for income taxes                        $157,000   $      --      $109,000   $      --
                                                                       ========   =========      ========   =========

            As explained in Note 9 of the notes to financial statements in the Form 10-K, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1999. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the first three months of the six months ended April 30, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

            The Company also had estimated net operating loss carryforwards of approximately $179,000, $415,000 and $800,000 available to reduce future Federal, state and local taxable income as of April 30, 1999, January 31, 1999 and October 31, 1998, respectively. There were no other material temporary differences as of any of those dates. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had also offset the estimated deferred tax assets of approximately $84,000, $191,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999, January 31, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. As a result of the reductions in the valuation allowances of $279,000 for the six months ended April 30, 2000 and $107,000 for the three months ended April 30, 1999, the Company did not recognize any provision or credit for Federal income taxes in either period.

Note 6 - Earnings per share:
            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and certain other financial accounting pronouncements, as further explained in Note 2 of the notes to financial statements in the Form 10-K. Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the six and three months ended April 30, 2000 and 1999.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Major customer:
            Approximately 22% of the Company's sales were derived from one customer during the six months ended April 30, 2000 and 1999 (see
            Note 11 of the notes to financial statements in the Form 10-K).

Note 8 - Stock option plan:
            As of April 30, 2000, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

Note 9 - Related party balances and transactions:
            The Company had loans payable to its stockholders of $426,875 and $148,014 at April 30, 2000 and October 31, 1999, respectively. The loans are due on demand and bear interest at 10%. Interest expense totaled approximately $14,300 and $10,700 for the six and three months ended April 30, 2000, respectively, and was not material for the six and three months ended April 30, 1999.

            During the six months ended April 30, 2000, a stockholder made a capital contribution of $262,988 to the Company which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation.

            During the six months ended April 30, 1999, the Company loaned a total of $300,000 to a stockholder. The loans, which were repaid in February 1999, bore interest at 10% (interest income attributable to the loans was not material for the six months ended April 30, 1999).

                                      *  *  *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Coffee Holding and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission. These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward looking statements within the meaning of the Act. The forward looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

      Net sales totaled $10,065,011 in the six months ended April 30, 2000, a decrease of $2,751,420 or 21% from $12,816,431 in the six months ended April 30, 1999. The Company's retail selling prices decreased slightly in response to gradually declining green coffee purchase prices. The decrease was partially offset by favorable pricing in the Company's wholesale green coffee business. In addition, the Company lost one of its largest wholesale customers in the quarter ended January 31, 2000. Although this customer made some purchases during the quarter ended April 30, 2000, those purchases were significantly below historical levels and are expected to continue to be below historical levels. The Company expects its net sales in the next fiscal quarter and for the fiscal year ended October 31, 2000 to be negatively impacted.

      Cost of sales in the six months ended April 30, 2000 was $8,427,225, or 84% of net sales, as compared to $10,862,350, or 85% of net sales in the six months ended April 30, 1999. The decrease in cost of sales was attributable to a gradual decline in green coffee purchase prices enabling the Company to purchase inventory at lower prices. Although green coffee purchase prices surged in November and December 1999, that surge was temporary and since the Company had a sufficient amount of inventory on hand prior to the price surge, it could forego purchases during the price surge.

      The Company's gross profit in the six months ended April 30, 2000 was $1,637,786, a decrease of $316,295 or 16% from $1,954,081 in the six months ended April 30, 1999. Gross profit as a percentage of net sales increased by 1% to 16% in the six months ended April 30, 2000 from 15% in the six months ended April 30, 1999. Margins improved primarily due to the overall decline in green coffee purchase prices.

      Selling and administrative expenses were $927,728 in the six months ended April 30, 2000, a decrease of $83,314 or 8% from $1,011,042 in the six months ended April 30, 1999. As a percentage of net sales, this change represented a 1% increase from 8% in the six months ended April 30, 1999 to 9% in the six months ended April 30, 2000.

      Interest expense decreased $33,832 or 19% from $182,195 in the six months ended April 30, 1999 to $148,363 in the six months ended April 30, 2000. This decrease was due to lower borrowings on the Company's asset based line of credit.

      Primarily as a result of decreases in cost of sales, operating expenses and interest expense that exceeded the effects of the decrease in sales in the six months ended April 30, 2000, the Company had income of $422,282 before income taxes in the six months ended April 30, 2000 compared to income of $621,421 before income taxes in the six months ended April 30, 1999.

      The Company's provision for income taxes for the six months ended April 30, 2000 totaled $157,000 whereas it had no provision or credit for income taxes for the six months ended April 30, 1999. The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the six months ended April 30, 2000 and 1999 are set forth below:

                                                                            Six Months
                                                                         Ended April 30,
                                                                         ---------------
                                                                       2000          1999
                                                                    ---------     ---------

            Tax provision at statutory rate of 34%                  $ 172,000     $ 211,000
            Adjustments for effects of:
                     State income taxes, net of Federal benefit        51,000        68,000
                     Change in valuation allowance                    (66,000)     (279,000)
                                                                    ---------     ---------

                     Provision for income taxes                     $ 157,000     $      --
                                                                    =========     =========

      As further explained in Note 5 of the notes to the financial statements elsewhere herein, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the first three months of the six months ended April 30, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

      The Company had also offset the estimated deferred tax assets of approximately $84,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999 and October 31, 1998, respectively, by equivalent valuation allowances due to the same uncertainties. As a result of the reduction in the valuation allowance of $279,000, the Company did not recognize any provision or credit for Federal income taxes for the six months ended April 30, 1999.

      As a result, the Company had net income of $265,282, or $.07 per share, in the six months ended April 30, 2000 compared to net income of $621,421, or $.16 per share, in the six months ended April 30, 1999.

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

      Net sales totaled $4,837,226 in the three months ended April 30, 2000, a decrease of $1,059,756 or 18% from $5,896,982 in the three months ended April 30, 1999. The Company's selling prices decreased slightly in response to gradually declining green coffee purchase prices. In addition, the Company lost one of its largest wholesale customers in the quarter ended January 31, 2000. Although this customer made some purchases during the quarter ended April 30, 2000, those purchases were significantly below historical levels and are expected to continue to be below historical levels. The Company expects its net sales in the next fiscal quarter and for the fiscal year ended October 31, 2000 to be negatively impacted.

      Cost of sales in the three months ended April 30, 2000 was $4,067,711, or 84% of net sales, as compared to $4,976,859, or 84% of net sales in the three months ended April 30, 1999. The decrease in cost of sales in the three months ended April 30, 2000 was attributable to a gradual decline in green coffee purchase prices enabling the Company to purchase inventory at lower prices. Although green coffee purchase prices surged in November and December 1999, that surge was temporary and the Company's inventory position enabled it to forego purchases during the price surge.

      The Company's gross profit in the three months ended April 30, 2000 was $769,515, a decrease of $150,608 or 16% from $920,123 in the three months ended April 30, 1999. Gross profit as a percentage of net sales remained at 16% in the three months ended April 30, 2000 as compared to 16% in the three months ended April 30, 1999.

      Selling and administrative expenses were $413,571 in the three months ended April 30, 2000, a decrease of $114,448 or 22% from $528,019 in the three months ended April 30, 1999. As a percentage of net sales, this change represented a 1% decrease from 9% in the three months ended April 30, 1999 to 8% in the three months ended April 30, 2000.

      Interest expense decreased $11,478 or 14% from $83,361 in the three months ended April 30, 1999 to $71,883 in the three months ended April 30, 2000.

      Primarily as a result of decreases in cost of sales, operating expenses and interest expense that exceeded the effects of the decrease in sales in the three months ended April 30, 2000, the Company had income of $217,138 before income taxes in the three months ended April 30, 2000 compared to income of $236,243 before income taxes in the three months ended April 30, 1999.

      The Company's provision for income taxes for the three months ended April 30, 2000 totaled $109,000 whereas it had no provision or credit for income taxes for the three months ended April 30, 1999. The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the three months ended April 30, 2000 and 1999 are set forth below:

                                                                           Three Months
                                                                          Ended April 30,
                                                                          ---------------
                                                                        2000          1999
                                                                     ---------     ---------

            Tax provision at statutory rate of 34%                   $  82,000     $  81,000
            Adjustments for effects of:
                     State income taxes, net of Federal benefit         27,000        26,000
                     Change in valuation allowance                                  (107,000)
                                                                     ---------     ---------

                     Provision for income taxes                      $ 109,000     $      --
                                                                     =========     =========

      As explained above, the Company had utilized all of its remaining net operating loss carryforwards during the first three months of the six months ended April 30, 2000 and, accordingly, the Company's provision for income taxes during the three months ended April 30, 2000 was not affected by a change in any valuation allowance for deferred tax assets. As further explained in Note 5 of the notes to the financial statements elsewhere herein, the Company had offset the estimated deferred tax assets of approximately $84,000 and $191,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999 and January 31, 1999, respectively, by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. As a result of the reduction in the valuation allowance of $107,000, the Company did not recognize any provision or credit for Federal income taxes for the three months ended April 30, 1999.

      As a result, the Company had net income of $108,138, or $.03 per share, in the three months ended April 30, 2000 compared to net income of $236,243, or $.06 per share, in the three months ended April 30, 1999.

Liquidity and Capital Resources

      The Company had net income of approximately $265,000 during the six months ended April 30,2000. As of April 30, 2000, the Company had total stockholders' equity of $209,000, which increased by $528,000 from its total stockholders' deficiency of $319,000 as of October 31, 1999. However, the Company had a cash balance of $26,000, which decreased by $239,000 from its cash balance of $265,000 as of October 31, 1999, and a working capital deficiency of approximately $1,291,000 as of April 30, 2000 compared to working capital of $502,000 as of October 31, 1999. The Company's working capital deficiency increased by $1,793,000 during the six months ended April 30, 2000 primarily as a result of the classification of borrowings of $2,787,000 under the Company's credit facility as short-term liabilities instead of long-term liabilities as of April 30, 2000, as further explained below.

      The Company has obtained a credit facility from Nationscredit Commercial Corp. that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,551,000 under the line of credit as of April 30, 2000 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. Interest is payable monthly at the prime rate plus 1% (an effective rate of 10% at April 30, 2000). However, the credit facility expires on November 20, 2000. Accordingly, as of April 30, 2000 total credit facility borrowings of $2,787,000 were classified as short-term liabilities, whereas as of October 31, 1999 total credit facility borrowings of $2,637,000 were classified as long-term liabilities in the accompanying condensed balance sheets.

      During the six months ended April 30, 2000, the Company's operating activities used net cash of approximately $448,000 primarily as a result of an increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by the effects of the net income generated during the period, adjusted to eliminate the effects of charges for depreciation and amortization, and an increase in amounts receivable from the Company's broker and customers.

      During the six months ended April 30, 2000, the Company used approximately $158,000 of its cash resources to reduce its term loan and capital lease obligations. Capital expenditures totaled $32,000 during the period and management expects that the Company's capital expenditures will approximate those made in fiscal 1999. It also received loans of $106,000 under the line of credit, short-term advances of $279,000 from a related party and a capital contribution of approximately $263,000 from a stockholder which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation. In addition, the Company deposited $250,000 in an interest-bearing money market account as required by its lender to secure its credit facility.

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

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At April 30, 2000, the Company's long-term debt, other than capitalized leases, consisted of approximately $427,000 of fixed rate debt and approximately $2,800,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate (an effective rate of 10% at April 30, 2000). The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. The Company uses coffee futures and options contracts for hedging purposes to minimize the effect of changing green coffee prices and, if needed, to supplement its supply. At April 30, 2000, the Company held options covering an aggregate of 1,725,000 pounds of green coffee beans, which are exercisable in fiscal 2000 at prices ranging from $.95 to $1.10 per pound. The price per pound of green coffee on April 28, 2000 was $.95. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future. (See Note 3 to the unaudited condensed financial statements elsewhere herein.)

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