Form 10-Q
period 2000-10-31
COFFEE HOLDING CO INC
filed 2000-12-22
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2000

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

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No__X__.

As of September 30, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1.    FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

CONDENSED BALANCE SHEETS
  JULY 31, 2000 AND OCTOBER 31, 1999                                      F-2

CONDENSED STATEMENTS OF OPERATIONS
  NINE AND THREE MONTHS ENDED JULY 31, 2000 AND 1999                      F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY)
  NINE MONTHS ENDED JULY 31, 2000                                         F-4

CONDENSED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED JULY 31, 2000 AND 1999                                F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                 F-6/10

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       JULY 31, 2000 AND OCTOBER 31, 1999

                                                                        July                   October
                                  ASSETS                              31, 2000                 31, 1999
                                  ------                              --------                 --------
                                                                     (Unaudited)             (See Note 1)
Current assets:
     Cash                                                             $  199,239              $  265,044
     Due from broker                                                      99,602                 281,064
     Accounts receivable, net of allowance for doubtful
        accounts of $232,210 and $227,210                              1,414,263               2,416,700
     Inventories                                                       1,458,826               1,478,485
     Prepaid expenses and other current assets                            24,676                  59,565
                                                                      ----------              ----------
           Total current assets                                        3,196,606               4,500,858
Property and equipment, at cost, net of accumulated
     depreciation of $2,081,865 and $1,908,410                         1,889,864               1,983,317
Cash equivalents restricted under credit facility                        256,377
Deposits and other assets                                                 89,756                  27,423
                                                                      ----------              ----------
           Totals                                                     $5,432,603              $6,511,598
                                                                      ==========              ==========

                            LIABILITIES AND
                   STOCKHOLDERS' EQUITY (DEFICIENCY)
                   ---------------------------------

Current liabilities:
     Current portion of term loan                                     $  106,380              $   87,312
     Current portion of obligations under capital leases                  76,910                 202,743
     Accounts payable and accrued expenses                             2,468,224               3,709,297
                                                                      ----------              ----------
           Total current liabilities                                   2,651,514               3,999,352
Term loan, net of current portion                                        107,563                 192,119
Line of credit borrowings                                              2,025,538               2,445,130
Obligations under capital leases, net of current portion                                          46,161
Loans from related parties                                               419,010                 148,014
                                                                      ----------              ----------
           Total liabilities                                           5,203,625               6,830,776
                                                                      ----------              ----------

Commitments and contingencies
Stockholders' equity (deficiency):
     Preferred stock, par value $.001 per share;
        10,000,000 shares authorized; none issued                             --                      --
     Common stock, par value $.001 per share;
        30,000,000 shares authorized, 3,999,650
        shares issued and outstanding                                      4,000                   4,000
     Additional paid-in capital                                          743,985                 480,997
     Accumulated deficit                                                (519,007)               (804,175)
                                                                      ----------              ----------
           Total stockholders' equity (deficiency)                       228,978                (319,178)
                                                                      ----------              ----------
           Totals                                                     $5,432,603              $6,511,598
                                                                      ==========              ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)

                                                       Nine Months                          Three Months
                                                      Ended July 31,                        Ended July 31,
                                                ---------------------------          ---------------------------
                                                    2000            1999                 2000            1999
                                                -----------     -----------          -----------     -----------
Net sales                                       $14,021,517     $17,231,006          $ 3,956,506     $ 4,414,575
Cost of sales                                    11,761,916      14,589,571            3,334,691       3,727,221
                                                -----------     -----------          -----------     -----------
Gross profit                                      2,259,601       2,641,435              621,815         687,354
                                                -----------     -----------          -----------     -----------
Operating expenses:
  Selling and administrative                      1,368,606       1,340,595              440,878         329,553
  Officers' salaries                                213,912         217,500               74,499          78,077
                                                -----------     -----------          -----------     -----------
        Totals                                    1,582,518       1,558,095              515,377         407,630
                                                -----------     -----------          -----------     -----------
Income from operations                              677,083       1,083,340              106,438         279,724
Interest expense                                    226,915         249,149               78,552          66,954
                                                -----------     -----------          -----------     -----------
Income before income taxes                          450,168         834,191               27,886         212,770
Provision for income taxes                          165,000          15,000                8,000          15,000
                                                -----------     -----------          -----------     -----------
Net income                                      $   285,168     $   819,191          $    19,886     $   197,770
                                                ===========     ===========          ===========     ===========
Basic earnings per share                               $.07            $.20                  $--            $.05
                                                       ====            ====                  ===            ====
Basic weighted average common
  shares outstanding                              3,999,650       3,999,650            3,999,650       3,999,650
                                                ===========     ===========          ===========     ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         NINE MONTHS ENDED JULY 31, 2000
                                   (Unaudited)

                                                         Common Stock           Additional
                                                     ----------------------       Paid-in       Accumulated
                                                       Shares       Amount        Capital         Deficit          Total
                                                     ---------    ---------     ----------      -----------        -----
Balance, November 1, 1999                            3,999,650      $4,000       $480,997        $(804,175)     $(319,178)

Capital contribution                                                              262,988                         262,988

Net income                                                                                         285,168        285,168
                                                     ---------      ------       --------        ---------      ---------
Balance, July 31, 2000                               3,999,650      $4,000       $743,985        $(519,007)     $ 228,978
                                                     =========      ======       ========        =========      =========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)

                                                                                          2000                  1999
                                                                                      -----------            ---------
Operating activities:
     Net income                                                                       $   285,168            $ 819,191
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                     173,455              188,331
        Bad debts                                                                           5,000
        Write-off of deferred mortgage costs                                                                    55,063
        Changes in operating assets and liabilities:
           Due from broker                                                                181,462               92,252
           Accounts receivable                                                            997,437              465,179
           Inventories                                                                     19,659             (301,740)
           Prepaid expenses and other current assets                                       34,889               35,462
           Deposits and other assets                                                      (62,333)              83,436
           Accounts payable and accrued expenses                                       (1,241,073)            (916,493)
                                                                                      -----------            ---------
               Net cash provided by operating activities                                  393,664              520,681
                                                                                      -----------            ---------
Investing activities - purchases of property and equipment                                (80,002)             (48,011)
                                                                                      -----------            ---------
Financing activities:
     Principal payments on mortgage note payable                                                              (600,000)
     Decrease in cash and cash equivalents restricted
        under mortgage note                                                                                    432,965
     Increase in cash equivalents restricted under credit facility                       (256,377)
     Principal payments on term loan                                                      (65,488)             (65,487)
     Net payments of obligations under bank line of credit                               (419,592)            (144,865)
     Principal payments of obligations under capital leases                              (171,994)            (160,079)
     Advances from related parties                                                        270,996               64,796
     Capital contribution                                                                 262,988
                                                                                      -----------            ---------
               Net cash used in financing activities                                     (379,467)            (472,670)
                                                                                      -----------            ---------
Net decrease in cash                                                                      (65,805)                  --

Cash, beginning of period                                                                 265,044                   --
                                                                                      -----------            ---------
Cash, end of period                                                                   $   199,239            $      --
                                                                                      ===========            =========
Supplemental disclosure of cash flow data:
     Interest paid                                                                    $   222,968            $ 249,149
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

Note 2 - Basis of presentation:
      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2000, its results of operations for the nine and three months ended July 31, 2000 and 1999, its changes in stockholders' equity for the nine months ended July 31, 2000 and its cash flows for the nine months ended July 31, 2000 and 1999. Information included in the balance sheet as of October 31, 1999 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to generally accepted accounting principles and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements, the related notes to the financial statements and the other information in the Form 10-K.

      Operating results for the nine month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending October 31, 2000 and 1999.

Note 3 - Inventories:
      Inventories at July 31, 2000 and October 31, 1999 consisted of the following:

                                                     July               October
                                                   31, 2000             31, 1999
                                                 ----------           ----------
      Packed coffee                              $  387,071           $  211,620
      Green coffee                                  675,711              892,344
      Packaging supplies                            396,044              374,521
                                                 ----------           ----------
             Totals                              $1,458,826           $1,478,485
                                                 ==========           ==========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Inventories (concluded):
      Historically, the Company has used short-term coffee futures and options contracts primarily for the purpose of hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in the Form 10-K. At July 31, 2000, the Company held options covering an aggregate of $1,125,000 pounds of green coffee beans which are exercisable in fiscal 2000 at $1.00 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $5,625 at July 31, 2000. Due from broker includes the effects of unrealized hedging gains of $290,221 at July 31, 2000 and unrealized hedging losses of $198,532 at October 31, 1999.

      In addition, during the three months ended July 31, 2000, the Company began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2000, the Company held longer-term futures contracts for the purchase of 1,687,500 pounds of coffee at an average price of $.97 per pound. The fair market price of coffee applicable to such contracts was $.8645 per pound at that date. Generally, such contracts are marked to market on a daily basis, and realized gains and losses are included in cost of sales.

Note 4 - Credit facility borrowings:
      The Company was obligated for borrowings during the nine months ended July 31, 2000 and 1999 under a credit facility provided by Bank of America Commercial Finance Corporation ("BACFC"), formerly Nationscredit Commercial Corp., consisting of a revolving line of credit and a term loan that as of July 31, 2000 was scheduled to expire on November 20, 2000, as further explained in Note 7 of the notes to financial statements in the Form 10-K.

      The line of credit provides for maximum borrowings of $5,000,000. The outstanding balance under the line of credit of $2,025,538 at July 31, 2000 approximated the maximum amount that the Company could have borrowed based on its eligible trade accounts receivable and inventories as of that date. The term loan, which had an outstanding balance of $213,943 at July 31, 2000, provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Interest was payable monthly at the prime rate plus 1% (an effective rate of 10.5% at July 31, 2000). At July 31, 2000, two of the Company's stockholders had each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses, as defined, and the Company also had $256,377 in a noninterest bearing money market account that was deposited with BACFC during the nine months ended July 31, 2000 to secure outstanding borrowings under the credit facility.

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Credit facility borrowings (concluded):
      As a result of amendments to the agreements with Wells Fargo Business Credit, the assignee of BACFC, that became effective on November 29, 2000, interest on borrowings under the line of credit and the term loan will be payable monthly at .5% and .75% above the prime rate, respectively; the credit facility will not expire until November 20, 2002; term loan principal payments will increase from $7,276 to $10,000 per month commencing January 1, 2001; the amount of borrowings guaranteed by each of the two stockholders increased to $500,000; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. In addition, the outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the accompanying July 31, 2000 balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2002.

Note 5 - Income taxes:
      The Company's provision for income taxes for the nine and three months ended July 31, 2000 and 1999 was comprised as follows:

                                           Nine Months           Three Months
                                          Ended July 31,        Ended July 31,
                                       -------------------   -------------------
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

      Federal                          $ 87,000   $ 9,700   $  5,000    $ 9,700
      State                              36,000     2,200      1,000      2,200
      Local                              42,000     3,100      2,000      3,100
                                       --------   -------   --------    -------

         Provision for income taxes    $165,000   $15,000   $  8,000    $15,000
                                       ========   =======   ========    =======

      The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the nine and three months ended July 31, 2000 and 1999 are set forth below:

                                                    Nine Months               Three Months
                                                   Ended July 31,            Ended July 31,
                                                ---------------------    ----------------------
                                                  2000         1999         2000         1999
                                                --------    ---------    ---------    ---------
Tax provision at statutory rate of 34%          $177,000    $ 284,000      $5,000     $ 73,000
Adjustments for effects of:
   State income taxes, net of Federal benefit     54,000       94,000       3,000       26,000
   Change in valuation allowance                 (66,000)    (363,000)                 (84,000)
                                                --------    ---------      ------     --------

       Provision for income taxes               $165,000    $  15,000      $8,000     $ 15,000
                                                ========    =========      ======     ========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Income taxes (concluded):
      As explained in Note 9 of the notes to financial statements in the Form 10-K, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1999. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the first three months of the nine months ended July 31, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

      The Company had net operating loss carryforwards of approximately $179,000 and $800,000 available to reduce future Federal, state and local taxable income as of April 30, 1999 and October 31, 1998, respectively. There were no other material temporary differences as of those dates. The Company also offset the deferred tax assets of approximately $84,000 and $363,000 attributable to the potential benefits from the net operating loss carryforwards as of April 30, 1999 and October 31, 1998, respectively, by equivalent valuation allowances. Since the Company had pre-tax income of approximately $834,000 for the nine months ended July 31, 1999 (including $213,000 for the three months ended July 31, 1999), the net operating loss carryforwards and the related valuation allowance were eliminated as of July 31, 1999. As a result, the provisions for income taxes for the nine and three months ended July 31, 1999 were partially offset by the reduction in the valuation allowance of $363,000 and $84,000 for those respective periods.

Note 6 - Earnings per share:
      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and certain other financial accounting pronouncements, as further explained in Note 2 of the notes to financial statements in the Form 10-K. Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the nine and three months ended July 31, 2000 and 1999.

Note 7 - Major customer:
      Approximately 19% of the Company's sales were derived from one customer during the nine months ended July 31, 2000 and 1999 (see Note 11 of the notes to financial statements in the Form 10-K).

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Stock option plan:
      As of July 31, 2000, no options had been granted under the Company's stock option plan (see Note 12 of the notes to financial statements in the Form 10-K).

Note 9 - Related party balances and transactions:
      The Company had loans payable to its stockholders of $419,010 and $148,014 at July 31, 2000 and October 31, 1999, respectively. The loans are due on demand and bear interest at 10%. Interest expense totaled approximately $24,800 and $10,500 for the nine and three months ended July 31, 2000, respectively, and was not material for the nine and three months ended July 31, 1999.

      During the nine months ended July 31, 2000, a stockholder made a capital contribution of $262,988 to the Company which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation.

      During the nine months ended July 31, 1999, the Company loaned a total of $300,000 to a stockholder. The loans, which were repaid in February 1999, bore interest at 10% (interest income attributable to the loans was not material for the nine months ended July 31, 1999).

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

      You are strongly encouraged to consider these factors when evaluating forward looking statements in this quarterly report. We undertake no responsibility to update any forward-looking statements contained in this report.

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

      Net sales totaled $14,021,517 in the nine months ended July 31, 2000, a decrease of $3,209,489 or 19% from $17,231,006 in the nine months ended July 31, 1999. The Company's selling prices continued to decrease in response to gradually declining green coffee purchase prices. Beginning at the end of 1998, the purchase price of green coffee began a gradual decline that, with the exception of brief price surges, continued through to July 31, 2000. In addition, the Company lost one of its largest wholesale customers in the quarter ended January 31, 2000. Although this customer made some purchases during the quarter ended April 30, 2000 and the quarter ended July 31, 2000, those purchases were significantly below historical levels and are expected to continue to be below historical levels. The Company expects its net sales in the fourth quarter and for the fiscal year ended October 31, 2000 to be negatively impacted by the loss of this customer. The Company expects that this loss in sales will be partially offset by sales to new customers.

      Cost of sales in the nine months ended July 31, 2000 was $11,761,916 or 84% of net sales, as compared to $14,589,571, or 85% of net sales in the nine months ended July 31, 1999. The decrease in cost of sales was attributable to a gradual decline in green coffee purchase prices enabling the Company to purchase inventory at lower prices. Although green coffee purchase prices surged in November and December 1999, that surge was temporary and the Company's inventory position enabled it to forego purchases during the price surge.

      The Company's gross profit in the nine months ended July 31, 2000 was $2,259,601, a decrease of $381,834 or 14% from $2,641,435 in the nine months ended July 31, 1999. Gross profits were down on a comparison basis due to the decrease in net sales in the nine months ended July 31, 2000 as compared to the period a year ago. Gross profit as a percentage of net sales increased by 1% to 16% in the nine months ended July 31, 2000 from 15% in the nine months ended July 31, 1999. Margins improved slightly primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices.

      Selling and administrative expenses were $1,368,606 in the nine months ended July 31, 2000, an increase of $28,011 or 2% from $1,340,595 in the nine months ended July 31, 1999. As a percentage of net sales, this change represented a 2% increase from 8% in the nine months ended July 31, 1999 to 10% in the nine months ended July 31, 2000.

      Interest expense decreased $22,234 or 9% from $249,149 in the nine months ended July 31, 1999 to $226,915 in the nine months ended July 31, 2000. This decrease was due to lower borrowings on the Company's asset based line of credit.

      Primarily as a result of a decrease in net sales that exceeded the decrease in cost of sales, the Company had income of $450,168 before income taxes in the nine months ended July 31, 2000 compared to income of $834,191 before income taxes in the nine months ended July 31, 1999, a decrease of 46%.

      The Company's provision for income taxes for the nine months ended July 31, 2000 totaled $165,000 as compared to a provision for income taxes of $15,000 for the nine months ended July 31, 1999. The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the nine months ended July 31, 2000 and 1999 are set forth below:

                                                                        Nine Months
                                                                      Ended July 31,
                                                                      --------------
                                                                   2000            1999
                                                                 --------        --------
       Tax provision at statutory rate of 34%                    $177,000        $284,000
       Adjustments for effects of:
                State income taxes, net of Federal benefit         54,000          94,000
                Change in valuation allowance                     (66,000)       (363,000)
                                                                 --------        --------

                Provision for income taxes                       $165,000        $ 15,000
                                                                 ========        ========

      As further explained in Note 5 of the notes to financial statements elsewhere herein, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. During the first three months of the nine months ended July 31, 2000, the Company reversed the estimated valuation allowance of $89,000 and reduced its provision for income taxes by $66,000 based on the actual benefits realized from the utilization of the remaining net operating loss carryforwards.

      The Company also offset the deferred tax assets of approximately $363,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1998 by an equivalent valuation allowance. Since the Company had pre-tax income of approximately $834,000 for the nine months ended July 31, 1999, the net operating loss carryforwards and the related valuation allowance were eliminated as of July 31, 1999. As a result, the provision for income taxes for the nine months ended July 31, 1999 was partially offset by the reduction in the valuation allowance of $363,000 for that period.

      As a result, the Company had net income of $285,168, or $.07 per share, in the nine months ended July 31, 2000 compared to net income of $819,191, or $.20 per share, in the nine months ended July 31, 1999.

Three Months Ended July 31, 2000 Compared to Three Months Ended July, 31, 1999

      Net sales totaled $3,956,506 in the three months ended July 31, 2000, a decrease of $458,069 or 10% from $4,414,575 in the three months ended July 31, 1999. The Company's selling prices decreased slightly in response to gradually declining green coffee purchase prices. In addition, the Company lost one of its largest wholesale customers in the quarter ended January 31, 2000. Although this customer made some purchases during the quarter ended July 31, 2000, those purchases were significantly below historical levels and are expected to continue to be below historical levels. The Company expects its net sales in the fourth quarter and for the fiscal year ended October 31, 2000 to be negatively impacted by the loss of this customer. The Company expects that this loss in sales will be partially offset by sales to new customers.

      Cost of sales in the three months ended July 31, 2000 was $3,334,691, or 84% of net sales, as compared to $3,727,221, or 84% of net sales in the three months ended July 31, 1999.

         The Company's gross profit in the three months ended July 31, 2000 was $621,815, a decrease of $65,539 or 10% from $687,354 in the three months ended July 31, 1999. Gross profits were down on a comparable basis due to the decrease in net sales in the three months ended July 31, 2000 as compared to the period a year ago. Gross profit as a percentage of net sales stayed the same at 16% in the three months ended July 31, 2000.

         Selling and administrative expenses were $440,878 in the three months ended July 31, 2000, an increase of $111,325 or 34% from $329,553 in the three months ended July 31, 1999. As a percentage of net sales, this change represented a 4% increase from 7% in the three months ended July 31, 1999 to 11% in the three months ended July 31, 2000. The increase was primarily attributable to higher professional fees incurred in connection with the preparation of reports filed by the Company with the Securities and Exchange Commission and increased freight expenses.

         Interest expense increased $11,598 or 17% from $66,954 in the three months ended July 31, 1999 to $78,552 in the three months ended July 31, 2000.

         Primarily as a result of a decrease in net sales and an increase in selling and administrative expenses that exceeded the decrease in cost of sales, the Company had income of $27,886 before income taxes in the three months ended July 31, 2000 compared to income of $212,770 before income taxes in the three months ended July 31, 1999, a decrease of 87%.

         The Company's provision for income taxes for the three months ended July 31, 2000 totaled $8,000 as compared to a provision of $15,000 for income taxes for the three months ended July 31, 1999. The differences between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local income taxes for the three months ended July 31, 2000 and 1999 are set forth below:

                                                                        Three Months
                                                                       Ended July 31,
                                                                       --------------
                                                                    2000            1999
                                                                  -------        --------
       Tax provision at statutory rate of 34%                     $ 5,000        $ 73,000
       Adjustments for effects of:
                State income taxes, net of Federal benefit          3,000          26,000
                Change in valuation allowance                                     (84,000)
                                                                  -------        --------

                Provision for income taxes                        $ 8,000        $ 15,000
                                                                  =======        ========

      As explained above, the Company had utilized all of its remaining net operating loss carryforwards during the first three months of the nine months ended July 31, 2000 and, accordingly, the Company's provision for income taxes during the three months ended July 31, 2000 was not affected by a change in any valuation allowance for deferred taxes. As further explained in Note 5 of the notes to the financial statements elsewhere herein, the Company had offset the estimated deferred tax assets of approximately $84,000 attributable to the potential benefits from the net operating loss carryforward as of April 30, 1999 by an equivalent valuation allowance. Since the Company had pre-tax income of approximately $834,000 for the nine months ended July 31, 1999 (including $213,000 for the three months ended July 31, 1999), the net operating loss carryforwards and the related valuation allowance were eliminated as of July 31, 1999. As a result, the provision for income taxes for the three months ended July 31, 1999 was partially offset by the reduction in the valuation allowance of $84,000 for that period.

      As a result, the Company had net income of $19,886, less than $.01 per share, in the three months ended July 31, 2000 compared to net income of $197,770, or $.05 per share, in the three months ended July 31, 1999.

Liquidity and Capital Resources

      The Company had net income of approximately $285,000 during the nine months ended July 31, 2000. As of July 31, 2000, the Company had total stockholders' equity of $229,000, which increased by $548,000 from its total stockholders' deficiency of $319,000 as of October 31, 1999. The Company had a cash balance of $199,000, which decreased by $66,000 from its cash balance of $265,000 as of October 31, 1999, and working capital of $545,000 as of July 31, 2000, compared to working capital of $502,000 as of October 31, 1999.

      The Company has a credit facility from Bank of America Commercial Finance Corporation ("BACFC") (formerly Nationscredit Commercial Corp.) that provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan for equipment purchases of up to $500,000. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. The outstanding balance of approximately $2,026,000 under the line of credit as of July 31, 2000 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of that date. The outstanding balance under the term loan was approximately $214,000 as of July 31, 2000. Interest was payable monthly at the prime rate plus 1% (an effective rate of 10.5% at July 31, 2000). At July 31, 2000, two of the Company's stockholders had each guaranteed outstanding borrowings under the credit facility of up to $100,000, plus interest and other costs and expenses, and the Company also had approximately $256,000 in a noninterest bearing money market account that was deposited with BACFC during the nine months ended July 31, 2000 to secure outstanding borrowings under the credit facility.

      At July 31, 2000, the credit facility was due to expire on November 20, 2000. As a result of amendments to the agreements with Wells Fargo Business Credit, the assignee of BACFC, that became effective on November 29, 2000, the credit facility was extended. The amendments included the following:

      o interest on borrowings under the line of credit and the term loan will be payable monthly at .5% and .75% above the prime rate, respectively;
      o     the credit facility will not expire until November 20, 2002;
      o term loan principal payments will increase from $7,276 to $10,000 per month commencing January 1, 2001;
      o the amount of borrowings guaranteed by each of the two stockholders increased to $500,000; and
      o the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios.

In addition, the outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the Company's July 31, 2000 condensed balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2002.

      During the nine months ended July 31, 2000, the Company's operating activities provided net cash of $394,000 primarily as a result of the net income generated during the period, adjusted to eliminate the effects of charges for depreciation and amortization, and decreases in amounts due from broker and accounts receivable, which were partially offset by a decrease in accounts payable and accrued expenses.

      During the nine months ended July 31, 2000, the Company used approximately $657,000 of its cash resources to reduce its line of credit, term loan and capital lease obligations. Capital expenditures totaled $80,000 during the period. Management presently does not expect to make any significant capital expenditures during the remainder of fiscal 2000. The Company also received short-term advances of $271,000 from a related party and a capital contribution of $263,000 from a stockholder which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" Corporation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Market risks relating to the Company's results of operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At July 31, 2000, the Company's long-term debt, other than capitalized leases, consisted of approximately $419,000 of fixed rate debt and approximately $2,239,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 1% above a specified prime rate (an effective rate of 10.5% at July 31, 2000). The Company does not expect changes in interest rates to have a material effect on results of operations or cash flows in the remainder of 2000, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. Historically, the Company has used short-term coffee futures and options contracts primarily for the purpose of hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. In addition, during the three months ended July 31, 2000, the Company began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled the Company to mitigate the effect of changing prices although it generally remains exposed to loss when prices surge significantly in a short period of time. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

      At July 31, 2000, the Company held options covering an aggregate of 1,125,000 pounds of green coffee beans which are exercisable in fiscal 2000 at $1.00 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $5,625 at July 31, 2000.

      At July 31, 2000, the Company held longer-term futures contracts for the purchase of 1,687,500 pounds of coffee at an average price of $.97 per pound. The fair market price of coffee applicable to such contracts was $.8645 per pound at that date. Generally, such contracts are marked to market on a daily basis, and realized gains and losses are included in cost of sales.

      The table below provides information about the Company's green coffee inventory and futures contracts that are sensitive to changes in commodity prices, specifically green coffee prices. For inventory, the table presents the carrying amount and fair value at July 31, 2000. For the future contracts, the table presents the notional amounts in pounds, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of green coffee to be exchanged under the futures contracts.

                                            July 31, 2000

                                                                    Carrying           Fair
                                                                    Amount             Value
On balance sheet commodity position and
related derivatives

         Green coffee inventory                                     $675,711       $   675,711

                                            Fair value

Related derivatives

Futures contracts (long):

         Contract volumes (1,687,500 pounds)

         Weighted average price (per pound)                                        $     0.97

         Contract amount                                                           $1,636,875

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COFFEE HOLDING CO., INC.


          Signature                            Title                               Date
          ---------                            -----                               -----
/s/ Andrew Gordon                  Chief Executive Officer, President              December 20, 2000
-------------------------          and Treasurer
Andrew Gordon                      (principal executive officer and principal
                                    financial officer)

                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Exhibit Name
------            ------------
27                Financial Data Schedule

(b) There were no reports on Form 8-K filed during the period covered by this report.