Form 10-K
period 2000-10-31
COFFEE HOLDING CO INC
filed 2001-01-29
CIK 1007019

DRAFT
                                                                January 25, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended October 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

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

As of October 31, 2000, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

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

Products

      Coffee Holding's products can be divided into three categories:

         (i)      Private label coffee
         (ii)     Branded coffee; and
         (iii)    Wholesale green coffee

      Private label coffee. Coffee Holding roasts, blends, packages and distributes coffee under private labels for companies throughout the United States and Canada. As of October 31, 2000, the Company supplied coffee to approximately 35 different wholesale and retail companies. Coffee Holding is currently the leading supplier for three of the largest wholesalers in the United States.

      In the year ended October 31, 2000 ("fiscal 2000"), approximately 48% of Coffee Holding's sales revenue came from private label coffee sales, and, in fiscal years 1999 and 1998, 50% and 42% of revenues, respectively, came from those sales.

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

      Fifth Avenue is a blended coffee which has become popular as an alternative for consumers who purchase private label or national branded coffee. The Company also markets this brand to wholesalers who do not wish to undertake the expense of developing a private label coffee program under their own name.

      Via Roma is an Italian style espresso targeted at the more traditional espresso drinker.

      In fiscal 2000, sales of Coffee Holding's branded coffees comprised approximately 9% of its sales revenues and, in fiscal 1999 and 1998, 6% and 10% of revenues, respectively, came from those sales.

      Wholesale Green Coffee. Coffee Holding sells and brokers green coffee beans to small roasters and coffee shop operators located throughout the United States.

      Coffee Holding carries over 50 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from the Company's warehouse to the small roasters and gourmet coffee shop operators which then roast the beans themselves. In fiscal 2000, wholesales of green coffee beans accounted for approximately 43% of Coffee Holding's sales revenues, and, in fiscal 1999 and 1998, approximately 44% and 48% of revenues, respectively, came from such sales.

      Although the overall coffee market is mature, the green coffee market represents the fastest growing area of the industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. The Company currently has approximately 200 customers in this area.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.72 to $3.18. The price for coffee beans on the commodities market as of October 31, 2000, was $.745

      The Company purchases its green coffee from dealers located primarily within the United States. The dealers supply the Company with coffee beans from many countries, including Columbia, Mexico, Kenya, Indonesia, Brazil and Ethiopia, among others. In fiscal 2000, substantially all of the Company's purchases were from approximately nine dealers. Management does not believe that the loss of any one dealer would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

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

      Gourmet green coffee, unlike most coffee, does not trade on the commodity market. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.

      The Company from time to time engages in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and to supplement its supply of coffee, if necessary. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risks" herein.

Trademarks and Domain Names

      Coffee Holding holds trademarks, registered with the United States Office of Patent and Trademark for all five of its proprietary coffee brands. Trademark registrations are subject to periodic renewal and the Company anticipates maintaining its registrations. The Company believes that its brands are recognizable in the marketplace and that brand recognition is important to the success of its branded coffee business.

Customers

      Coffee Holding sells private label and its branded coffee to three of the leading wholesalers in the United States: Supervalu, Nash Finch and Shurfine International. For fiscal 2000, sales to these three companies accounted for approximately 31% of Coffee Holding's total sales. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 17% of Coffee Holding's total sales.

      The Company historically has had short term contracts with some of these customers (generally one to three years in duration) and although the Company believes that it has a strong mutually beneficial relationship with those companies, there can be no assurance that these relationships will continue. The loss of any one of these relationships would likely have a material adverse effect on the Company's business and results of operations. In fiscal 2000, the Company experienced a significant loss in business from one of its largest wholesale customers. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

      The coffee market is highly competitive. Coffee Holding competes with other suppliers and distributors of green coffee beans, whole coffee beans and roasted coffees. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets and a growing number of specialty coffee stores.

      Private Label Competition. There are approximately four major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Coffee Holding's main competitors are Kroger and Chock Full O' Nuts. Both Kroger and Chock Full O' Nuts, a division of Sara Lee, are larger and have more financing and resources than Coffee Holding does and therefore are able to devote more resources to product development and marketing. The Company believes that it remains competitive by providing a high level of quality and customer service. Private label coffee also competes with all of the branded coffee on the market. Chock Full O' Nuts also produces branded coffees which compete directly with their private label products.

      Brand Competition. Coffee Holding's proprietary brand coffees compete with many other brand coffees which are sold in supermarkets and specialty stores. The branded coffee market is dominated by three large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Sara Lee, who also market gourmet coffee in addition to non-gourmet coffee. Coffee Holding's large competitors have greater access to capital than the Company and have a greater ability to conduct marketing and promotions. The Company believes that, while its competitors' brands may be more recognizable nationwide, its proprietary brands are well recognized in the Northeastern United States and are distinguished by their distinctive flavors.

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

Marketing

      The Company markets its private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers. The Company also uses its web site (www.coffeeholding.com) as a method of marketing itself and its coffee products.

      For its private label and brand coffees, the Company will from time to time, in conjunction with retailers and with wholesalers, conduct in-store promotions (e.g. coupons, price reductions, two for one sales).

      The Company evaluates opportunities for growth consistent with its core business. The Company recently established relationships with additional independent sales brokers to market the Company's products in the western United States, an area of the country where the Company has historically not marketed and sold its coffee. The Company is also considering the possibility of using web site auctions to market coffee.

Seasonality

      Historically, consumer coffee consumption is greater in the winter months as compared to the other seasons.

Employees

      Coffee Holding has 27 full-time employees, 22 of which are employed in the areas of coffee roasting, blending and packaging and five of which are in administration and sales. None of its employees are represented by unions or collective bargaining agreements. The Company's management believes that the Company maintains a good working relationship with its employees. In order to supplement its internal sales staff, Coffee Holding sometimes uses independent national and regional sales brokers who work on a commission basis.

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

      The number of registered holders of the Company's common stock at October 31, 2000 and at January 23, 2001 was 472.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected data should be read in conjunction with the audited financial statements of the Company and management's discussion and analysis of the Company's financial condition and results of operations included elsewhere herein:

                                                                             As of or for the Year Ended October 31,
                                                           ------------------------------------------------------------------------
                                                               2000                1999                1998                1997
                                                           ------------        ------------        ------------        ------------
Operating data:
     Net sales                                              $20,097,548        $ 23,089,592        $ 25,853,791        $ 26,120,519
     Cost of sales                                           16,673,790          19,796,476          24,090,666          22,961,911
                                                           ------------        ------------        ------------        ------------
     Gross profit                                             3,423,758           3,293,116           1,763,125           3,158,608
     Operating expenses                                       2,647,629           2,301,306           2,215,134           2,355,548
                                                           ------------        ------------        ------------        ------------
     Income (loss) from operations                              776,129             991,810            (452,009)            803,060
     Other income (expense), net (A)                           (375,795)           (382,906)           (650,020)           (301,448)
                                                           ------------        ------------        ------------        ------------
     Income (loss) before income taxes                          400,334             608,904          (1,102,029)            501,612
     Provision for income taxes (B)                             119,000                                                      64,173
                                                           ------------        ------------        ------------        ------------
     Net income (loss) (B)                                 $    281,334        $    608,904        $ (1,102,029)       $    437,439
                                                           ============        ============        ============        ============
     Basic earnings per share (B)                          $        .07        $        .15
                                                           ============        ============
     Basic weighted average common
        shares outstanding                                    3,999,650           3,999,650
                                                           ============        ============
Pro forma (B):
     Historical income (loss) before
        income taxes                                                                               $ (1,102,029)       $    501,612
     Unaudited pro forma:
        Provision (credit) for income taxes                                                            (496,000)            226,000
                                                                                                   ------------        ------------
        Net income (loss)                                                                          $   (606,029)       $    275,612
                                                                                                   ============        ============
        Basic income (loss) per share                                                              $       (.15)       $        .07
                                                                                                   ============        ============
        Basic weighted average
           common shares outstanding                                                                  3,999,650           3,999,650
                                                                                                   ============        ============
Dividends                                                  $       --          $       --          $    422,258        $       --
                                                           ============        ============        ============        ============
Balance sheet data:
     Total assets                                          $  5,997,477        $  6,511,598        $  6,524,043        $  6,794,629
                                                           ============        ============        ============        ============
     Long-term obligations (including
        current portion)                                   $  3,101,239        $  3,121,479        $  3,882,804        $  1,486,549
                                                           ============        ============        ============        ============
     Stockholders' equity (deficiency)                     $    225,144        $   (319,178)       $   (928,082)       $    595,432
                                                           ============        ============        ============        ============

(A) Includes consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $327,087 in fiscal 1998.

(B) As further explained in Notes 2 and 7 to the financial statements elsewhere herein, prior to the reverse acquisition on February 10, 1998, the Company had elected to be treated as an "S" Corporation. Therefore, it was not required to record any historical provisions or credits for Federal income taxes, although it was required to record provisions for state and local taxes at full or reduced rates, in periods prior to February 10, 1998. The unaudited pro forma provisions and credits for income taxes in fiscal 1998 and 1997 assume that the Company had not made the "S" Corporation elections during any portion of those fiscal years and reflect an effective rate of approximately 45% for each period. There were no provisions or credits for income taxes in fiscal 1999 due primarily to the utilization of a portion of the Company's net operating loss carryforwards and the inability of the Company to recognize benefits from the remainder as a result of the uncertainties related to the extent and timing of its future taxable income. The total provision for income taxes in fiscal 2000 was lower than expected based on statutory rates due primarily to the utilization of the remainder of the Company's net operating loss carryforwards.

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

      You are strongly encouraged to consider these factors when evaluating forward-looking statements in this annual report. We undertake no responsibility to update any forward-looking statements contained in this report.

Year Ended October 31, 2000 (fiscal 2000) Compared to Year Ended
October 31, 1999 (fiscal 1999)

      Net sales totaled $20,097,548 in fiscal 2000, a decrease of $2,992,044 or 13% from $23,089,592 in fiscal 1999. Coffee pounds sold were approximately 16 million pounds, unchanged from fiscal 1999.

      The Company experienced a significant loss in business from an important wholesale customer. This customer's purchases in fiscal 2000 were approximately one million pounds lower than its purchases in fiscal 1999 which negatively impacted net sales by approximately $1,000,000. Sales to this customer in fiscal 2001 are expected to be at a level similar to fiscal 2000. The number of the Company's customers in the gourmet green coffee area increased from approximately 150 to approximately 200 in fiscal 2000. These customers are predominately independent gourmet coffee shops. Sales to new customers in this area historically start slowly because many of these shops are start up ventures. The Company believes that its customer base and sales will grow in this area.

      The Company's selling prices decreased steadily throughout fiscal 2000. Beginning at the end of 1998, the purchase price of green coffee began a gradual decline that, with the exception of brief price surges, continued through to the end of fiscal 2000. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. The Company also experienced some pricing pressure in the private label area as some of the Company's larger competitors cut their prices in order to increase market share. The Company is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in fiscal 2000 was $16,673,790, or 83% of net sales, as compared to $19,796,476, or 86% of net sales in fiscal 1999. Cost of sales consists primarily of the cost of green coffee and packaging materials. The decrease in cost of sales was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, the Company is unable to predict the purchase price of green coffee in fiscal 2001.

      The Company's gross profit in fiscal 2000 was $3,423,758, an increase of $130,642 or 4% from $3,293,116 in fiscal 1999. Gross profit as a percentage of net sales increased by 3% to 17% in fiscal 2000 from 14% in fiscal 1999. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices.

      Selling and administrative expenses were $2,317,629 in fiscal 2000, an increase of $406,323 or 21% from $1,911,306 in fiscal 1999. As a percentage of net sales, this change represented a 4% increase from 8% in fiscal 1999 to 12% in fiscal 2000. The increase was primarily attributable to an increase in freight expenses, commissions, professional fees incurred in connection with the preparation of reports filed by the Company with the Securities and Exchange Commission and a one time settlement of litigation in the amount of $75,000. Freight expenses were approximately $130,000 higher in fiscal 2000 due in part to fuel surcharges by the carriers as a result of higher gasoline costs and shipping costs incurred as the Company shipped more products to the Western United States. Increased commission expenses of approximately $59,000 included amortization of pre-paid commissions in the amount of $28,000.

      Interest expense increased $20,353 or 5% from $386,506 in fiscal 1999 to $406,859 in fiscal 2000. The increase was attributable to higher interest rates on outstanding borrowings. Rates of interest on the Company's outstanding borrowings are tied to the prime rate. As the prime rate rose in fiscal 2000, the Company's rate of interest payable on its outstanding borrowings also rose.

      Other income (expense), which consisted of interest expense and interest income in fiscal 2000, was a net expense of $375,795. Other income (expense) in fiscal 1999 was a net expense of $382,906.

      The Company had income of $400,334 before income taxes in fiscal 2000 compared to income of $608,904 before income taxes in fiscal 1999. The decline was attributable primarily to the increase in selling and administrative expenses.

      The Company's provision for income taxes for the year ended October 31, 2000 totaled $119,000 whereas it had no provision or credit for income taxes for the year ended October 31, 1999. The difference between the tax provision computed based on the Company's pre-tax income and the applicable statutory income tax rate and the Company's provisions for Federal, state and local taxes for the year ended October 31, 2000 and 1999 are set forth below:

                                                             Year Ended
                                                             October 31
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Tax provision at statutory rate of 34%
  Adjustments for the effects of:                     $ 140,000       $ 207,000

    State income taxes, net of Federal
    benefit                                              45,000          67,000
    Net change in valuation allowance                   (66,000)       (274,000)
                                                      ---------       ---------
Provision for income taxes                            $ 119,000        $     --
                                                      =========       =========

      As further explained in Note 7 of the notes to the financial statements elsewhere herein, the Company had estimated net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company had offset the estimated deferred tax assets of approximately $89,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1999 by an equivalent allowance. The Company had pre-tax income of approximately $400,000 for the year ended October 31, 2000; however, it was only able to use net operating loss carryforwards of $145,000. As a result, the Company reversed the valuation allowance of $89,000 that it had established to offset the remaining deferred tax assets attributable to the estimated potential benefits from the net operating loss carryforwards as of October 31, 1999, of which $23,000 was attributable to the reduction in the estimate of net operating loss carryforwards and $66,000 was attributable to the reduction in the provision for income taxes that is shown in the table above for benefits actually realized from the net operating loss carryforwards.

      As further explained below, the Company did not record a provision or credit for income taxes in fiscal 1999 as a result of the utilization of a portion of its net operating loss carryforwards and the uncertainties as of October 31, 1999 as to its ability to generate taxable income and utilize the benefits from its remaining net operating loss carryforwards.

      As a result, the Company had net income of $281,334, or $.07 per share, in fiscal 2000 compared to net income of $608,904, or $.15 per share, in fiscal 1999.

Year Ended October 31, 1999 (fiscal 1999) Compared to Year Ended
October 31, 1998 (fiscal 1998)

      Net sales totaled $23,089,592 in fiscal 1999, a decrease of $2,764,199 or 11% from $25,853,791 in fiscal 1998. Although coffee sold increased by approximately 3 million pounds or 23% from 13 million pounds in fiscal 1998 to 16 million pounds in fiscal 1999, sales revenues decreased primarily due to lower prices for green coffee sold by the Company.

      Cost of sales in fiscal 1999 was $19,796,476, or 86% of net sales, as compared to $24,090,666, or 93% of net sales in fiscal 1998. Cost of sales consists primarily of the cost of green coffee and packaging materials. The decrease in cost of sales in fiscal 1999 was attributable to lower purchase prices for green coffee. Beginning around the end of fiscal 1998, the purchase price of coffee began to decline gradually and fiscal 1999 saw continuing decreases in the purchase price. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, the Company is unable to predict the purchase price of coffee in fiscal 2000 and beyond.

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

      As further explained in Notes 2 and 7 of the notes to the financial statements elsewhere herein, the Company was not required to record a provision for Federal income tax in fiscal 1998 because it had elected to be taxed as an "S" Corporation prior to the reverse acquisition on February 10, 1998 and it had a pre-tax loss for the period from February 11, 1998 to October 31, 1998. Although the Company had potential benefits of approximately $363,000 from the net operating loss carryforwards as of October 31, 1998, it did not record a credit for income taxes based on its pre-tax loss due to the uncertainties related to the extent and timing of its future taxable income. The Company did not record a provision for income taxes based on its pre-tax income in fiscal 1999 because it used a portion of the benefits available from the net operating loss carryforwards that were available as of October 31, 1998. Although the Company had estimated potential benefits of approximately $89,000 from the net operating loss carryforwards as of October 31,

1999, it did not record a credit for income taxes based on its net operating loss carryforwards due to the uncertainties related to the extent and timing of its future taxable income. Since the Company had no historical provisions or credits for income taxes in fiscal 1999 and 1998, it had historical net income of $608,904 in fiscal 1999 compared to a historical net loss of $1,102,029 in fiscal 1998.

      The statement of operations included in the financial statements elsewhere herein presents an unaudited pro forma credit for income taxes, net loss and related loss per share information for 1998 assuming the Company had not elected to be taxed as an "S" Corporation. The Company would have had a credit for income taxes of approximately $496,000 in fiscal 1998 assuming the "S" Corporation elections had not been made and it would have been able to carryback its net operating losses. The unaudited total pro forma credit for Federal, state and local income taxes reflects an effective rate of approximately 45% in fiscal 1998 based on the respective statutory rates. On an unaudited pro forma basis, the Company would have had a net loss of $606,029, or $.15 per share, in fiscal 1998 compared to the Company's historical net income of $608,904, or $.15 per share, in fiscal 1999.

Liquidity and Capital Resources

      As of October 31, 2000, the Company had working capital of approximately $1,062,000, which increased by approximately $560,000 from its working capital of approximately $502,000 as of October 31, 1999, and a total stockholders' equity of $225,000, which increased by $544,000 from its total stockholders' deficiency of $319,000 as of October 31, 1999. The Company's working capital increased primarily as a result of net income generated, additional borrowings under its credit facility and a capital contribution from a stockholder.

      As of November 29, 2000, the Company extended the maturity of its credit facility with Wells Fargo Business Credit from November 20, 2000 until November 20, 2002, and amended certain terms of the facility (see Note 5 of the notes to the financial statements). The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 9.5% at January 10, 2001). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 9.75% at January 10, 2001). Principal payments on the term loan are payable monthly at $7,276 and beginning January 1, 2001, are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of the Company, each have guaranteed borrowings under the credit facility up to $500,000.

      As of October 31, 2000, the line of credit had an outstanding balance of $2,618,000, which approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventory as of that date as compared to an outstanding balance of $2,445,000 at October 31, 1999. The outstanding balance under the term loan was $192,000 as at October 31, 2000, and was $600,000 as at November 29, 2000 as the Company borrowed the maximum amount of the term loan upon the amendment of the credit facility. The Company had on deposit $261,000 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the Company's October 31, 2000 balance sheet based on the amended terms of the credit facility whereby the Company may either defer payments until, or make installment payments, through November 20, 2002.

      The Company had loans payable to its stockholders, all of whom are members of the Gordon family, of $245,000 at October 31, 2000. The loans are due on demand and bear interest at 10%. The Company borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In fiscal 2000, the Company's operating activities provided net cash of $2,400 as compared to fiscal 1999 when net cash provided by operating activities was $704,000. The decrease principally reflects a decrease in net income of $328,000, and a decrease in accounts payable and accrued expenses of $1,038,000, partially offset by decreases in amounts due from broker of $143,000 and accounts receivable of $306,000.

      During fiscal 2000, the Company used $95,000 of its cash resources to purchase property and equipment. Capital expenditures were slightly below those made in fiscal 1999 and management does not believe that the Company's capital expenditures will be significant in fiscal 2001. Capital expenditures have decreased as compared to fiscal 1998 and fiscal 1997 when the Company purchased and installed new equipment and refurbished existing equipment to upgrade its production capabilities.

      The Company also used $689,000 of cash in fiscal 2000, which included $399,000 to make interest payments and pay administrative fees on its credit facility, $87,000 to reduce its term loan and $203,000 to reduce capital lease obligations. In addition, the Company deposited $261,000 in a cash collateral account to secure outstanding borrowings under its credit facility.

      During fiscal 2000, the Company received short term advances of $97,000 from related parties and a capital contribution of $263,000 from a stockholder which represented a return of a portion of a dividend paid during a period in which the Company was taxed as an "S" corporation.

      The Company anticipates, but cannot assure, that it will be able to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2001 through cash provided by operating activities and borrowings under its credit facility. This expectation assumes that the Company is able to generate a sufficient level of sales in order to increase net income and eligible accounts receivable. An increase in eligible accounts receivable and inventory would permit the Company to make additional borrowings under its line of credit. The Company also believes it could, if necessary, obtain additional loans by mortgaging its headquarters.

Year 2000

      The Year 2000 issue concerns the possible inability of information systems and non-information systems with embedded technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company did not experience any systems problems related to Year 2000 issues. The Company's information and non-information systems functioned normally. The Company's business with its suppliers and customers was not affected by Year 2000 issues, although the Company did experience some reduction in inventory purchases from its wholesale customers in November and December 1999 as the customers did not want to carry a large inventory ahead of the Year 2000. The Company does not presently anticipate making any expenditures in the fiscal year ending October 31, 2001 for Year 2000 items.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      The Company is subject to market risk from exposure to fluctuations in interest rates. At October 31, 2000, the Company's long-term debt, other than capitalized leases, consisted of approximately $245,000 of fixed rate debt and approximately $2,800,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at .5% above the prime rate, with a portion of the variable rate debt payable at
 .75% above the prime rate. The Company does not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2001, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond the Company's control. Historically, the Company has used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this Annual Report. In addition, during the latter half of fiscal 2000, the Company began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled the Company to mitigate the effect of changing prices although it generally remains exposed to loss when prices surge significantly in a short period of time. The Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

      At October 31, 2000, the Company held options covering an aggregate of 1,875,000 pounds of green coffee beans which are exercisable at $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $27,000 at October 31, 2000.

      At October 31, 2000, the Company held longer-term futures contracts for the purchase of 412,500 pounds of coffee at an average price of $1.04 per pound. The fair market price of coffee applicable to such contracts was $.744 per pound at that date. Generally, such contracts are marked to market on a daily basis, and realized gains and losses are included in cost of sales.

      The table below provides information about the Company's green coffee inventory and futures contracts that are sensitive to changes in commodity prices, specifically green coffee prices. For inventory, the table presents the carrying amount and fair value at October 31, 2000. For the future contracts, the table presents the notional amounts in pounds, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of green coffee to be exchanged under the futures contracts.

                                                           October 31, 2000
                                                         ---------------------
                                                         Carrying        Fair
                                                          Amount         Value
                                                         --------        -----
On balance sheet commodity position
and related derivatives
    Green coffee inventory                               $813,320       $813,320

                        Fair value

Related derivatives

Futures contracts (long):
    Contract volumes (412,500 pounds)
    Weighted average price (per pound)                                  $   1.04
    Contract amount                                                     $429,000

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

           Name           Age                   Position
           ----           ---                   --------
Andrew Gordon...........  [39]    Chief Executive Officer, President, Treasurer
                                  and Director
David Gordon............  [36]    Executive Vice President, Secretary and
                                  Director
Gerard DeCapua..........  [39]    Director
Daniel Dwyer............  [44]    Director
Matthew Phillips........  [46]    Director

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

      Gerard DeCapua has been a Director of Coffee Holding since 1997. He has had his own law practice in Rockville Centre, New York since 1985. Mr. DeCapua received his law degree from Pace University.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain compensation information for the Company's chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 2000.

                           Summary Compensation Table

                                                   Annual Compensation
                                         ---------------------------------------
Name and                                 Salary      Bonus       All Other
Principal Position      Fiscal Year       ($)        ($)(1)  Compensation ($)(2)
------------------      -----------      ------      ------  -------------------
Andrew Gordon              2000         155,000         -         13,671
Chief Executive            1999         160,000      50,000        8,896
Officer and President      1998         160,000         -         24,379

David Gordon               2000         125,000      40,000        6,919
Executive Vice             1999         160,000      50,000        6,970
President - Operations     1998         130,000         -          6,970

----------
(1)   Amounts shown as bonuses were earned in the fiscal year shown.

(2) The amounts set forth consist of amounts paid by the Company for the use of an automobile and automobile insurance.

      The Company has a stock option plan under which stock options to purchase shares of Company Common Stock may be granted to the Company's directors, officers and other key employees and consultants. The Company has reserved 2,000,000 shares of its Common Stock for issuance under the stock option plan. As of October 31, 2000, no options had been granted under the plan.

Compensation of Directors

      Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 12. SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding ownership of shares of the Company's common stock, as of October 31, 2000, by each person known to be the owner of 5% or more of the Company's common stock, by each person who is a director or executive officer and by all directors and executive officers as a group.

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

                                                              Common Stock
                                                        ------------------------
                                                        Number of     Percentage
                                                          Shares       of Class
                                                        ---------     ----------
Andrew Gordon(1)                                        1,970,378        49.3%
David Gordon(1)                                         1,970,378        49.3%
Gerard DeCapua                                                100           *
Daniel Dwyer                                                  100           *
Matt Phillips                                                 100           *
Rachelle Gordon(2)                                      1,740,000        43.5%
Rachelle Gordon Grantor
    Retained Annuity Trust                              1,350,878        30.8%
Sterling Gordon                                           199,600         5.0%
Judy Melnick                                              199,600         5.0%

All directors and executive
officers as a group (5 persons)(1)                      2,590,178        64.8%

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

      At October 31, 2000, the Company had loans payable to certain of its stockholders and directors and officers in the principal amounts as follows:

      Rachelle Gordon - $38,633
      Sterling Gordon - $47,884
      David Gordon    - $90,371
      Andrew Gordon   - $68,373

      The loans are unsecured, due on demand and bear interest at 10% per annum.

      Andrew Gordon and David Gordon have each guaranteed the payment of the Company's borrowings under its outstanding credit facilities from Wells Fargo Business Credit up to $500,000.

      Daniel Dwyer, a director of the Company, is a senior coffee trader for Rothfos Corporation. Mr. Dwyer is responsible for the Company's account. The Company paid Rothfos approximately $3,500,000 for green coffee purchases in fiscal 2000 and expects to pay it a similar amount in fiscal 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The financial statements and financial statement schedules listed below are filed as a part of this report. See Index to Financial Statements and Financial Statement Schedules beginning on Page F-1.

      1.    Financial Statements:

            -     Index to Financial Statements and Financial Statement
                  Schedules

            -     Report of Independent Public Accountants.

            -     Balance sheets as of October 31, 2000 and 1999

            - Statements of Operations for the Years Ended October 31, 2000, 1999 and 1998

            - Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended October 31, 2000, 1999 and 1998

            - Statements of Cash Flows for the Years Ended October 31, 2000, 1999 and 1998

            -     Notes to Financial Statements

      2.    Financial Statement Schedules:

      II. Valuation and Qualifying Accounts and Reserves for the Years Ended October 31, 2000, 1999 and 1998

            Other Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (b) No reports on Form 8-K were filed by the Company during the fourth quarter ended October 31, 2000.

      (c) Exhibits

Exhibit
Number     Exhibit Name
------     ------------

3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998)



3.3 The Company's By-Laws, as amended (incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.2 1998 Stock Option Plan (incorporated hereby reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.3* Loan and Security Agreement dated as of November 21, 1997 between the Company and NationsCredit Commercial Corporation.

10.4* First Amendment to Loan and Security Agreement dated as of May 22, 1998 between the Company and NationsCredit Commercial Corporation.


10.5* Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between the Company and Wells Fargo Business Credit, Inc., as assignee.

10.6* Term Note dated as of November 29, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc. in the principal amount of $600,000.

16.1 Letter from German W. Chacon (incorporated by reference to Exhibit 16(a) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18, 1998).

16.2       Letter from Ira D. Ganzfried & Company (incorporated by reference to
           Exhibit 16(b) to the Form 8-K of Transpacific International Group Corp. filed with the SEC on May 18, 1998).

27*        Financial Data Schedule.

----------
*   Filed herewith
**  To be filed by Amendment

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

                                          COFFEE HOLDING CO., INC.

                                          By: /s/ Andrew Gordon
                                              ---------------------------------
                                                  Andrew Gordon

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                                  Title
      ---------                                  -----

/s/ Andrew Gordon             Chief Executive Officer, President, Treasurer
----------------------        and Director (principal executive officer and
    Andrew Gordon             principal financial and accounting officer)

/s/ David Gordon              Executive Vice President--Operations, Secretary
----------------------        and Director
    David Gordon

/s/ Gerard DeCapua            Director
----------------------
    Gerard DeCapua

/s/ Dan Dwyer                 Director
----------------------
    Dan Dwyer

/s/ Matt Philips              Director
----------------------
    Matt Phillips

                            COFFEE HOLDING CO., INC.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE
                                                                          ----
(A) FINANCIAL STATEMENTS:

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

    BALANCE SHEETS OCTOBER 31, 2000 AND 1999                              F-3

    STATEMENTS OF OPERATIONS YEARS ENDED
      OCTOBER 31, 2000, 1999 AND 1998                                     F-4

    STATEMENTS OF CHANGES IN STOCKHOLDERS'
      EQUITY (DEFICIENCY) YEARS ENDED
      OCTOBER 31, 2000, 1999 AND 1998                                     F-5

    STATEMENTS OF CASH FLOWS YEARS ENDED
      OCTOBER 31, 2000, 1999 AND 1998                                     F-6

    NOTES TO FINANCIAL STATEMENTS                                      F-7/17

(B) FINANCIAL STATEMENT SCHEDULE:

    II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998                      S-1

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheets of COFFEE HOLDING CO., INC. as of October 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended October 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2000 and 1999, and its results of operations and cash flows for the years ended October 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedule II which presents fairly, in all material respects, when read in conjunction with the basic financial statements taken as a whole, the information required to be set forth therein.

                                                J. H. COHN LLP

Roseland, New Jersey
December 29, 2000

                            COFFEE HOLDING CO., INC.

                                 BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999

                       ASSETS                            2000            1999
                                                     -----------    -----------
Current assets:
  Cash                                               $   153,844    $   265,044
  Due from broker                                        138,555        281,064
  Accounts receivable, net of allowance for
    doubtful accounts of $200,510 and $227,210         2,066,964      2,416,700
  Inventories                                          1,466,050      1,478,485
  Prepaid expenses and other current assets               68,582         59,565
                                                     -----------    -----------
      Total current assets                             3,893,995      4,500,858
Property and equipment, at cost, net of
  accumulated depreciation of $2,161,398
  and $1,908,410                                       1,825,648      1,983,317
Cash equivalents restricted under credit
  facility                                               261,038
Deposits and other assets                                 16,796         27,423
                                                     -----------    -----------
      Totals                                         $ 5,997,477    $ 6,511,598
                                                     ===========    ===========

                 LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of term loan                       $   114,552    $    87,312
  Current portion of obligations under
    capital leases                                        46,161        202,743
  Accounts payable and accrued expenses                2,671,094      3,709,297
                                                     -----------    -----------
      Total current liabilities                        2,831,807      3,999,352
Term loan, net of current portion                         77,563        192,119
Line of credit borrowings                              2,617,702      2,445,130
Obligations under capital leases, net
  of current portion                                                     46,161
Loans from related parties                               245,261        148,014
                                                     -----------    -----------
      Total liabilities                                5,772,333      6,830,776
                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, par value $.001 per
    share; 10,000,000 shares
    authorized; none issued                                 --             --
  Common stock, par value $.001 per
    share; 30,000,000 shares
    authorized, 3,999,650 shares issued
    and outstanding                                        4,000          4,000
  Additional paid-in capital                             743,985        480,997
  Accumulated deficit                                   (522,841)      (804,175)
                                                     -----------    -----------
      Total stockholders' equity
        (deficiency)                                     225,144       (319,178)
                                                     -----------    -----------
      Totals                                         $ 5,997,477    $ 6,511,598
                                                     ===========    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                        2000            1999            1998
                                    ------------    ------------    -----------
Net sales                           $ 20,097,548    $ 23,089,592    $25,853,791
Cost of sales                         16,673,790      19,796,476     24,090,666
                                    ------------    ------------    -----------
Gross profit                           3,423,758       3,293,116      1,763,125
                                    ------------    ------------    -----------
Operating expenses:
  Selling and administrative           2,317,629       1,911,306      1,921,864
  Officers' salaries                     330,000         390,000        293,270
                                    ------------    ------------    -----------
        Totals                         2,647,629       2,301,306      2,215,134
                                    ------------    ------------    -----------
Income (loss) from operations            776,129         991,810       (452,009)
                                    ------------    ------------    -----------
Other income (expense):
  Interest income                         31,064           3,600         40,512
  Interest expense                      (406,859)       (386,506)      (363,445)
  Expenses incurred in connection
    with reverse acquisition                                           (327,087)
                                    ------------    ------------    -----------
        Totals                          (375,795)       (382,906)      (650,020)
                                    ------------    ------------    -----------

Income (loss) before income taxes        400,334         608,904     (1,102,029)
Provision for income taxes               119,000
                                    ------------    ------------    -----------
Net income (loss)                   $    281,334    $    608,904    $(1,102,029)
                                    ============    ============    ===========
Basic earnings per share            $        .07    $       .15
                                    ============    ===========
Basic weighted average common
  shares outstanding                   3,999,650       3,999,650
                                    ============    ===========
Unaudited:
  Historical loss before income
    taxes                                                           $(1,102,029)
  Pro forma:
    Credit for income taxes                                            (496,000)
                                                                    -----------
    Net loss                                                        $  (606,029)
                                                                    ===========
    Basic loss per share                                            $      (.15)
                                                                    ===========
    Basic weighted average
      common shares outstanding                                       3,999,650
                                                                    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                        Common Stock
                                 -------------------------------------------------------                   Retained
                                       No Par Value                $.001 Par Value                         Earnings
                                 --------------------------    -------------------------   Additional       (Accum-
                                  Number of                     Number of                   Paid-in         ulated
                                   Shares         Amount         Shares        Amount       Capital         Deficit)       Total
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, November 1, 1997                100    $   460,000                                              $   135,432    $   595,432

Effect of reverse acquisition
  and related transactions              (100)      (460,000)     3,999,650   $     4,000   $   480,997       (24,224)           773

Net loss                                                                                                  (1,102,029)    (1,102,029)

Dividends paid                                                                                              (422,258)      (422,258)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, October 31, 1998               --             --        3,999,650         4,000       480,997    (1,413,079)      (928,082)

Net income                                                                                                   608,904        608,904
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, October 31, 1999               --             --        3,999,650         4,000       480,997      (804,175)      (319,178)

Capital contribution                                                                           262,988                      262,988

Net income                                                                                                   281,334        281,334
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, October 31, 2000               --      $      --        3,999,650   $     4,000   $   743,985   $  (522,841)   $   225,144
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========

See Notes to Financial Statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                            2000         1999           1998
                                        -----------   -----------   -----------
Operating activities:
  Net income (loss)                     $   281,334   $   608,904   $(1,102,029)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization          252,988       252,925       239,687
     Bad debts                               44,091        12,210        53,391
     Write-off of deferred mortgage
      financing costs                                      55,063
     Changes in operating assets
      and liabilities:
       Due from broker                      142,509      (130,472)      273,307
       Accounts receivable                  305,645      (185,112)      561,012
       Inventories                           12,435      (118,531)       19,429
       Prepaid expenses and other
        current assets                       (9,017)       (2,367)      (30,132)
       Deposits and other assets             10,627        71,900       (42,132)
       Accounts payable and
        accrued expenses                 (1,038,203)      139,976     1,360,674
                                        -----------   -----------   -----------
        Net cash provided by
         operating activities                 2,409       704,496     1,333,207
                                        -----------   -----------   -----------
Investing activities - purchases
  of property and equipment                 (95,319)     (111,092)     (347,260)
                                        -----------   -----------   -----------
Financing activities:
  Principal payments on mortgage
    note payable                                         (600,000)      (50,000)
  (Increase) decrease in cash and
    cash equivalents restricted under
    credit facility and mortgage note      (261,038)      432,965      (366,895)
  Principal payments on term loan           (87,316)      (87,312)      (87,312)
  Net advances under bank line of credit    172,572       124,617       271,340
  Principal payments of obligations
    under capital leases                   (202,743)     (215,447)     (185,483)
  Advances from (repayments to)
    related parties                          97,247        16,817      (344,018)
  Dividends paid                                                       (422,258)
  Capital contribution                      262,988
                                        -----------   -----------   -----------
        Net cash used in financing
          activities                        (18,290)     (328,360)   (1,184,626)
                                        -----------   -----------   -----------
Net increase (decrease) in cash            (111,200)      265,044      (198,679)
Cash, beginning of year                     265,044          --         198,679
                                        -----------   -----------   -----------
Cash, end of year                       $   153,844   $   265,044   $      --
                                        ===========   ===========   ===========
Supplemental disclosure of
 cash flow data:
  Interest paid                         $   399,045   $   335,267   $   334,567
                                        ===========   ===========   ===========
  Income taxes paid                     $    12,519   $       904   $   104,664
                                        ===========   ===========   ===========

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

      The stockholders of Coffee also owned 540,040 shares of common stock of Transpacific prior to the Exchange and, accordingly, they owned a total of 3,540,400 or 88.5% of the outstanding shares of the Combined Company immediately after the Exchange. Therefore, the Merger was treated, effective as of February 10, 1998, as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Transpacific was the "legal acquirer" and Coffee was the "accounting acquirer." The carrying values of the assets and liabilities of Transpacific, which were immaterial, were recorded at their historical carrying values as of February 10, 1998. Accordingly, the historical financial statements included herein only reflect the operations of Coffee for the period prior to February 10, 1998. All references to numbers of shares of common stock as of the dates or for periods prior to the Exchange have been restated to reflect the number of common shares of Transpacific effectively exchanged for common shares of Coffee.

      Consulting and professional fees and other costs incurred in connection with the reverse acquisition totaling $327,087 were charged to expense in 1998.

      Information as to the unaudited pro forma results of operations of the Company assuming the Merger had been consummated as of, and the results of operations of Transpacific had been included from, November 1, 1997 has not been presented because such pro forma results would not differ materially from the historical results of operations for 1998 reflected in the accompanying historical statements of operations.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:

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

      Hedging:

            The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period.

            At October 31, 2000, the Company held options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $.725 per pound. At October 31, 1999, the Company held options covering an aggregate of 3,525,000 pounds of green coffee beans at prices ranging from $.85 to $1.05 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $27,000 and $271,000 at October 31, 2000 and 1999, respectively.

            The Company began to acquire futures contracts during the year ended October 31, 2000 with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2000, the Company held longer-term futures contracts for the purchase of 412,500 pounds of coffee at an average price of $1.04 per pound. The market price of coffee applicable to such contracts was $.744 per pound at that date.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

      Deferred financing costs:

            Costs   incurred  in  connection   with   obtaining   financing  are
            capitalized and amortized over the term of the related loan using a method that approximates the interest method.

      Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $70,108, $92,924 and $140,397 in 2000, 1999 and 1998, respectively.

      Income taxes:

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

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

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

      Earnings (loss) per share:

            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had no potentially dilutive securities outstanding in 2000 and 1999, only historical basic earnings per share amounts are presented in the accompanying statement of operations for those years.

            Since the Company had elected to be taxed as an "S" Corporation, it was not required to provide for Federal income taxes and it was only required to provide for state income taxes at a reduced rate prior to the date of the Exchange. SEC rules and regulations prohibit the presentation of earnings (loss) per common share amounts on a historical basis for the periods during which the "S" Corporation elections were in effect; instead, they require the presentation of basic and, if applicable, diluted unaudited pro forma earnings
            (loss) per common share amounts in the statements of operations for such periods assuming that the Company had been subject to Federal and state income taxes at statutory rates applicable to those companies that had not made "S" Corporation elections. Since the Company had elected to be taxed as an "S" Corporation for part of 1998 and it had no potentially dilutive securities outstanding in 1998, only the unaudited pro forma loss per share amount is presented in the accompanying statement of operations for that year.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

      Earnings (loss) per share (concluded):

            The weighted average common shares outstanding used in the computation of basic earnings per share in 2000 and 1999 was the 3,999,650 shares of common stock actually outstanding during those years. The weighted average common shares outstanding used in the computation of unaudited pro forma basic loss per share in 1998 was also 3,999,650 based on the assumption that the 3,999,650 shares effectively issued as of February 10, 1998, the date of the Exchange (see Note 1), had been outstanding from the beginning of that year.

      Recent accounting pronouncements:

            In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company will be required to implement SFAS 133 in the first quarter of its fiscal year ending October 31, 2001. Management does not believe that the adoption of SFAS 133 will have a significant impact on results of operations.

            The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of October 31, 2000 that will become effective in subsequent periods. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to implement SAB 101 no later than the fourth quarter of its fiscal year ending October 31, 2001. However, management of the Company does not believe that any of those other pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended October 31, 2000, 1999 and 1998 or that they will have a significant affect at the time they become effective.

      Reclassifications:

            Certain accounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.


Note 3 - Inventories:

      Inventories at October 31, 2000 and 1999 consisted of the following:

                                              2000           1999
                                           ----------     ----------
            Packed coffee                  $  280,764     $  211,620
            Green coffee                      813,320        892,344
            Packaging supplies                371,966        374,521
                                           ----------     ----------
               Totals                      $1,466,050     $1,478,485
                                           ==========     ==========

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Property and equipment:

      Property and equipment at October 31, 2000 and 1999 consisted of the following:

                                           Estimated
                                           Useful Life     2000          1999
                                           -----------  ----------    ----------
      Building and improvements             30 years    $1,244,285    $1,232,659
      Machinery and equipment                7 years     2,194,351     1,709,915
      Machinery and equipment under
         capital leases                      7 years       288,500       694,609
      Furniture and fixtures                 7 years       118,910       113,544
                                                        ----------    ----------
                                                         3,846,046     3,750,727
      Less accumulated depreciation
         (including $103,035 and $206,859
         arising from capital leases)                    2,161,398     1,908,410
                                                        ----------    ----------
                                                         1,684,648     1,842,317
      Land                                                 141,000       141,000
                                                        ----------    ----------
             Totals                                     $1,825,648    $1,983,317
                                                        ==========    ==========

      Depreciation  totaled  $252,988,  $251,204 and $234,525 in 2000,  1999 and
      1998, respectively.

      During 1998, the Company effectively acquired equipment at a cost of $288,500 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying 1998 statement of cash flows.

Note 5 - Credit facility and other borrowings:

      As of October 31, 2000, the Company was obligated for aggregate borrowings of $2,809,817 under a credit facility provided by Bank of America Commercial Finance Corporation ("BACFC"), formerly Nationscredit Commercial Corp., that was scheduled to expire on November 20, 2000. The credit facility consisted of a revolving line of credit and a term loan.

      The line of credit provided for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000. The outstanding balance of $2,617,702 and $2,445,130 at October 31, 2000 and 1999, respectively, approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories as of each date. Interest was payable monthly at the prime rate plus 1% (an effective rate of 10.5% at October 31, 2000).

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Credit facility and other borrowings (concluded):

      The term loan, which had an outstanding balance of $192,115 and $279,431 (including a current portion of $114,552 and $87,312) at October 31, 2000 and 1999, respectively, provided for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal was payable in monthly installments of $7,276 plus interest which was also at the prime rate plus 1%.

      Two of the Company's stockholders had each guaranteed outstanding borrowings under the credit facility of up to $100,000 at October 31, 2000, plus interest and other costs and expenses as defined, and the Company also had $261,038 in an interest bearing money market account that was deposited with BACFC during the year ended October 31, 2000 to secure outstanding borrowings under the credit facility.

      As a result of amendments to the agreements with Wells Fargo Business Credit, the assignee of BACFC, that became effective on November 29, 2000, interest on borrowings under the line of credit and the term loan will be payable monthly at .5% and .75% above the prime rate, respectively; the credit facility will not expire until November 20, 2002; the maximum amount of borrowings under the term loan increased from $500,000 to $600,000; term loan principal payments will increase from $7,276 to $10,000 per month commencing January 1, 2001; the amount of borrowings guaranteed by each of the two stockholders increased to $500,000; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. In addition, the outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the accompanying October 31, 2000 balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2002.

      The Company was obligated for variable rate borrowings under a $600,000 mortgage note until it was prepaid in March 1999. The Company wrote off deferred financing costs of approximately $55,000 in connection with the prepayment of the mortgage note in 1999, and it incurred costs of $113,000 in connection with the cancellation of a factoring agreement that were charged to interest expense in 1998. During 1998, the Company increased its obligations under the credit facility and decreased the balance payable to its factor through a direct transfer of $2,503,288 from the bank to the factor. This was a noncash transaction that is not reflected in the accompanying 1998 statement of cash flows.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Loans from related parties:

      The Company had loans payable to its stockholders of $245,261 and $148,014 at October 31, 2000 and 1999, respectively. The loans are due on demand and bear interest at 10%. Interest expense totaled approximately $34,000, $12,000 and $12,000 in 2000, 1999 and 1998, respectively.

Note 7 - Income taxes:

      The Company's historical provision for income taxes in 2000 consisted of the following:

                                                              2000
                                                            --------
            Federal                                         $ 72,000
            State and local                                   47,000
                                                            --------
                Total historical                            $119,000
                                                            ========

      The Company had no historical provision or credit for income taxes in 1999 and 1998.

      The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for 2000, 1999 and 1998 are set forth below:

                                                 2000        1999        1998
                                              ---------   ---------   ---------
      Tax provision (credit) at statutory
         rate of 34%                          $ 140,000   $ 207,000   $(374,000)
      Adjustments for effects of:
         State income taxes, net of Federal
             tax effect                          45,000      67,000
         "S" Corporation election and
             termination of "S" Corporation
             election                                                    11,000
         Net change in valuation allowance      (66,000)   (274,000)    363,000
                                              ---------   ---------   ---------
      Historical provision                    $ 119,000   $    --     $    --
                                              =========   =========   =========

      As explained in Note 2, prior to February 10, 1998, the date of the Exchange, the Company had elected to be taxed as an "S" Corporation and, accordingly, it was not required to provide for any Federal income tax on its historical income before income taxes of approximately $1,028,000 for the period from November 1, 1997 to February 10, 1998.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Income taxes (continued):

      Although the Company became subject to Federal, state and local income taxes at full statutory rates for periods subsequent to the date of the Exchange, it had a historical loss before income taxes of approximately $2,130,000 for the period from February 11, 1998 to October 31, 1998; as a result of that loss and certain other elections related to the termination of its "S" Corporation election, the Company had net operating loss carryforwards as of October 31, 1998 of approximately $800,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1998. Due to the uncertainties related to the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets of approximately $363,000 attributable to the potential benefits from the net operating loss carryforwards as of October 31, 1998 by an equivalent valuation allowance and, accordingly, it did not recognize any credits for income taxes for the period from February 11, 1998 to October 31, 1998. As a result of recording the valuation allowance of approximately $363,000 for the period after February 10, 1998, and the "S" Corporation election for the period through February 10, 1998, the Company did not recognize any provisions or credits for income taxes for the year ended October 31, 1998.

      Since the Company had pre-tax income of approximately $609,000 in 1999, it still had net operating loss carryforwards remaining as of October 31, 1999 of approximately $191,000 available to reduce future Federal, state and local taxable income. There were no other material temporary differences as of October 31, 1999. Due to the continuing uncertainties related to the extent and timing of the Company's future taxable income, the Company also offset the remaining deferred tax assets of approximately $89,000 attributable to the potential benefits from its net operating loss carryforwards as of October 31, 1999 by an equivalent valuation allowance. As a result of the reduction in the valuation allowance of $274,000 from $363,000 at October 31, 1998 to $89,000 at October 31, 1999, the Company did not recognize any provisions or credits for income taxes for the year ended October 31, 1999.

      The Company had pre-tax income of approximately $400,000 for the year ended October 31, 2000; however, it was only able to use net operating loss carryforwards of $145,000. As a result, the Company reversed the valuation allowance of $89,000 that it had established to offset the remaining deferred tax assets attributable to the estimated potential benefits from the net operating loss carryforwards as of October 31, 1999, of which $23,000 was attributable to the reduction in the estimate of net operating loss carryforwards and $66,000 was attributable to the reduction in the provision for income taxes for benefits actually realized from the net operating loss carryforwards.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Income taxes (concluded):

      The Company's "S" Corporation election was in effect for part of 1998. Unaudited pro forma historical credits for income taxes assuming the Exchange had occurred on November 1, 1997 and the Company was subject to Federal, state and local income taxes at full statutory rates for all of 1998 are set forth below:

                                                              1998
                                                            --------
            Federal                                         $310,000
            State and local                                  186,000
                                                            --------
                Total pro forma (unaudited)                 $496,000
                                                            ========

      The unaudited total pro forma credit for income taxes reflects an effective rate for Federal, state and local income taxes of approximately 45% for 1998.

Note 8 - Commitments and contingencies:

      Operating lease:

            The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $46,800 in 2000, 1999 and 1998. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 2000 totaled $85,800, of which $46,800 is payable in 2001 and $39,000 is payable in 2002.

      Capital leases:

            As of October 31, 2000, the Company remained obligated under one capital lease for machinery and equipment that expires in February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. Amortization of $99,300, $96,271 and $77,246 was charged to operations in 2000, 1999 and 1998, respectively. The future minimum lease payments under the remaining capital lease as of October 31, 2000 and the net present value of the future minimum lease payments through the expiration of the lease in 2001 were as follows:

            Total minimum lease payments                     $47,043
            Less amount representing interest                    882
                                                             -------
            Present value of net minimum lease payments      $46,161
                                                             =======

      Legal proceedings:

            The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's financial statements in subsequent years.

                            COFFEE HOLDING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Concentrations of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 2000, the Company had cash balances that exceeded Federal insurance limits by approximately $160,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 17%, 20% and 20% of the Company's sales were derived from one customer during 2000, 1999 and 1998, respectively. That customer also accounted for approximately $121,000 of the Company's accounts receivable balance at October 31, 2000. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

      Management does not believe that credit risk was significant at October 31, 2000.

Note 10- Stock option plan:

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

      As of October 31, 2000, no options had been granted under the Plan.

Note 11- Major vendors:

      During 2000, substantially all of the Company's purchases were from nine vendors. The nine vendors also accounted for substantially all of the Company's accounts payable at October 31, 2000. An employee of one of those vendors is a director of the Company. Purchases from that vendor totaled approximately $3,500,000, $4,400,000 and $4,500,000 in 2000, 1999
      and 1998, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

                                      * * *

                            COFFEE HOLDING CO., INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                              De-
                                 Balance at   Additions-   ductions     Balance
                                 Beginning     Charged       From       at End
                                  of Year     to Income    Reserves     of Year
                                 --------     --------     --------     --------
2000:
  Allowance for
  doubtful accounts              $227,210     $ 44,091     $ 70,791     $200,510
                                 ========     ========     ========     ========
1999:
  Allowance for
  doubtful accounts              $215,000     $ 12,210                  $227,210
                                 ========     ========                  ========
1998:
  Allowance for
  doubtful accounts              $254,317     $ 53,391     $ 92,708     $215,000
                                 ========     ========     ========     ========

                                INDEX TO EXHIBITS

10.4 First Amendment to Loan and Security Agreement dated as of May 22, 1998 between the Company and NationsCredit Commercial Corporation.

10.5 Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between the Company and Wells Fargo Business Credit, Inc., as assignee.

10.6 Term Note dated as of November 29, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc. in the principal amount of $600,000.

27    Financial Data Schedule