Form 10-K/A
period 2000-10-31
COFFEE HOLDING CO INC
filed 2001-02-01
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_.

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

                                Explanatory Note

      This amendment is filed for the sole purpose of filing Exhibit 3.4 and 10.3.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The financial statements and financial statement schedules listed below are filed as a part of this report. See Index to Financial Statements and Financial Statement Schedules beginning on Page F-1.

      1.    Financial Statements:
            -     Index  to  Financial   Statements   and  Financial   Statement
                  Schedules
            -     Report of Independent Public Accountants
            -     Balance sheets as of October 31, 2000 and 1999
            - Statements of Operations for the Years Ended October 31, 2000, 1999 and 1998
            - Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended October 31, 2000, 1999 and 1998
            - Statements of Cash Flows for the Years Ended October 31, 2000, 1999 and 1998
            -     Notes to Financial Statements

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

      (c) Exhibits

Exhibit
Number            Exhibit Name
-------           ------------

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

3.4*              Articles  of  Merger  of  Coffee   Holding   Co.,   Inc.   and
                  Transpacific International Group Corp.

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

10.3* Loan and Security Agreement dated as of November 21, 1997 between the Company and NationsCredit Commercial Corporation.

10.4* First Amendment to Loan and Security Agreement dated as of May 22, 1998 between the Company and NationsCredit Commercial Corporation.

10.5*             Second  Amendment  dated as of  November  29, 2000 to Loan and
                  Security   Agreement  between  the  Company  and  Wells  Fargo
                  Business Credit, as assignee.

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

27*               Financial Data Schedule.

----------
* Filed herewith

                                INDEX TO EXHIBITS

3.4               Articles  of  Merger  of  Coffee   Holding   Co.,   Inc.   and
                  Transpacific International Group Corp.

10.3 Loan and Security Agreement dated as of November 21, 1997 between the Company and NationsCredit Commercial Corporation.

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Coffee Holding Co., Inc.

                                   By:/s/ David Gordon
                                      -------------------------------------
                                      David Gordon, Executive Vice President

Dated: January 31, 2001