Form 10QSB
period 2001-01-31
COFFEE HOLDING CO INC
filed 2001-03-19
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the quarterly period ended January 31, 2001 OR

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of January 31, 2001, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

CONDENSED BALANCE SHEETS
     JANUARY 31, 2001 AND OCTOBER 31, 2000                                F-2

CONDENSED STATEMENTS OF INCOME
     THREE MONTHS ENDED JANUARY 31, 2001 AND 2000                         F-3

CONDENSED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED JANUARY 31, 2001 AND 2000                         F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS                                 F-5/6

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2001 AND OCTOBER 31, 2000

                                                      January        October
                                       ASSETS         31, 2001       31, 2000
                                       ------       ------------  -------------
                                                     (Unaudited)  (See Note 2)
Current assets:
   Cash                                             $  103,823     $  153,844
   Due from broker                                     123,819        138,555
    Accounts receivable, net of allowance for
      doubtful accounts of $200,510                  2,144,355      2,066,964
   Inventories                                       1,253,823      1,466,050
   Prepaid expenses and other current assets            80,974         68,582
                                                    ----------     ----------
         Total current assets                        3,706,794      3,893,995
Property and equipment, net                          1,765,148      1,825,648
Cash equivalents restricted under credit facility      261,038        261,038
Deposits and other assets                               16,796         16,796
                                                    ----------     ----------
           Totals                                   $5,749,776     $5,997,477
                                                    ==========     ==========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:
   Current portion of term loan                     $  120,000     $  114,552
   Obligations under capital leases                     19,173         46,161
   Accounts payable and accrued expenses             1,893,282      2,671,094
                                                    ----------     ----------
         Total current liabilities                   2,032,455      2,831,807
Term loan, net of current portion                      470,000         77,563
Line of credit borrowings                            2,462,420      2,617,702
Loans from related parties                             248,258        245,261
                                                    ----------     ----------
         Total liabilities                           5,213,133      5,772,333
                                                    ----------     ----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001 per share;
      10,000,000 shares authorized; none issued             --             --
   Common stock, par value $.001 per share;
      30,000,000 shares authorized, 3,999,650
      shares issued and outstanding                      4,000          4,000
   Additional paid-in capital                          743,985        743,985
   Accumulated deficit                                (211,342)      (522,841)
                                                    ----------     ----------
         Total stockholders' equity                    536,643        225,144
                                                    ----------     ----------

         Totals                                     $5,749,776     $5,997,477
                                                    ==========     ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (Unaudited)

                                                         2001           2000
                                                      ----------     ----------

Net sales                                             $5,534,028     $5,227,785
Cost of sales                                          4,152,043      4,359,514
                                                      ----------     ----------
Gross profit                                           1,381,985        868,271
                                                      ----------     ----------
Operating expenses:
     Selling and administrative                          613,702        514,157
     Officers' salaries                                   75,000         72,490
                                                      ----------     ----------
        Totals                                           688,702        586,647
                                                      ----------     ----------

Income from operations                                   693,283        281,624

Interest expense                                         116,784         76,480
                                                      ----------     ----------

Income before income taxes                               576,499        205,144

Provision for income taxes                               265,000         48,000
                                                      ----------     ----------

Net income                                            $  311,499     $  157,144
                                                      ==========     ==========

Basic earnings per share                              $      .08     $      .04
                                                      ==========     ==========

Basic weighted average common shares outstanding       3,999,650      3,999,650
                                                      ==========     ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (Unaudited)

                                                                  2001          2000
                                                               ---------     ----------
Operating activities:
   Net income                                                  $ 311,499     $  157,144
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation                                                63,000         57,946
      Changes in operating assets and liabilities:
         Due from broker                                          14,736        (90,430)
         Accounts receivable                                     (77,391)     1,049,785
         Inventories                                             212,227       (158,964)
         Prepaid expenses and other current assets               (12,392)        34,889
         Accounts payable and accrued expenses                  (777,812)      (673,833)
                                                               ---------     ----------
             Net cash provided by (used in)
              operating activities                              (266,133)       376,537
                                                               ---------     ----------
Investing activities - purchases of
  property and equipment                                          (2,500)       (26,348)
                                                               ---------     ----------
Financing activities:
   Proceeds from term loan                                       407,885
   Payments on term loan                                         (10,000)       (21,831)
   Net repayments under bank line of credit                     (155,282)      (668,033)
   Principal payments of obligations under capital leases        (26,988)       (56,452)
   Advances from related parties                                   2,997        287,239
   Capital contribution                                                         262,988
                                                               ---------     ----------
             Net cash provided by (used in)
              financing activities                               218,612       (196,089)
                                                               ---------     ----------
Net increase (decrease) in cash                                  (50,021)       154,100

Cash, beginning of period                                        153,844        265,044
                                                               ---------     ----------
Cash, end of period                                            $ 103,823     $  419,144
                                                               =========     ==========
Supplemental disclosure of cash flow data:
   Interest paid                                               $ 147,630     $   76,480
                                                               =========     ==========

     Income taxes paid                                         $  84,015
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

Note 2 - Basis of presentation:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2001, its results of operations and its cash flows for the three months ended January 31, 2001 and 2000. Information included in the balance sheet as of October 31, 2000 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-K.

            Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

Note 3 - Inventories:

            Inventories at January 31, 2001 and October 31, 2000 consisted of the following:

                                               January         October
                                               31, 2001        31, 2000
                                               --------        --------

            Packed coffee                     $  230,162     $  280,764
            Green coffee                         579,348        813,320
            Packaging supplies                   444,313        371,966
                                              ----------     ----------

            Totals                            $1,253,823     $1,466,050
                                              ==========     ==========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Hedging:
            The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period.

            At January 31, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,687,500 pounds of green coffee beans at prices ranging from $.65 to $.70 per pound. The fair market value of these options, which was obtained from a major financial institution, was $42,188 at January 31, 2001.

            The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2001, the Company held futures contracts for the purchase of 1,612,500 pounds of coffee at average prices of $.70 and $.74 per pound for the March 2001 and May 2001 contracts, respectively. The market price of coffee applicable to such contracts was $.64 and $.66 per pound at that date, respectively.

Note 5 - Earnings per share
            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".
            Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months ended January 31, 2001 and 2000.

Note 6 - Major customer:
            Approximately 11% and 21% of the Company's sales were derived from one customer during the three months ended January 31, 2001 and 2000, respectively.

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      The following are some of the factors that could cause actual results to differ materially from in our forward-looking statements:

      o the impact of rapid or persistent fluctuations in the price of coffee beans;
      o     fluctuations in the supply of coffee beans;
      o general economic conditions and conditions which affect the market for coffee;
      o     the effects of any loss of major customers;
      o the effects of competition from other coffee manufacturers and other beverage alternatives;
      o     changes in consumption of coffee; and
      o     other risks which we identify in filings with the SEC.

      You are strongly encouraged to consider these factors when evaluating forward looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

Three Months Ended January 31, 2001 ("First Quarter 2001") Compared to Three Months Ended January 31, 2000 ("First Quarter 2000")

      Net sales totaled $5,534,028 in the First Quarter 2001, an increase of $306,243 or 6% from $5,227,785 in the First Quarter 2000. Although selling prices in the First Quarter 2001 were lower than in the First Quarter 2000, the Company increased its sales of coffee as volume sold more than offset the lower selling prices. Retail and wholesale selling prices of coffee declined throughout the fiscal year ended October 31, 2000 in response to declining green coffee purchase prices. Because the Company was able to purchase green coffee at favorable prices, it held an inventory position that permitted it to increase promotions (e.g. price incentives for volume purchases) in the private label area which increased sales without a material impact on gross margins. In addition, one of the Company's wholesale customers increased its purchases significantly during the quarter. In the wholesale green coffee area, the Company benefited from increased sales to new customers.

      Cost of sales in the First Quarter 2001 was $4,152,043, or 75% of net sales, as compared to $4,359,514, or 83% of net sales in the First Quarter 2000. The decrease was primarily as a result of the decrease in green coffee purchase prices. The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contacts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period.

      At January 31, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,687,500 pounds of green coffee beans at prices ranging from $.65 to $.70 per pound. The fair market value of these options, which was obtained from a major financial institution, was $42,188 at January 31, 2001. The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2001, the Company held futures contracts for the purchase of 1,612,500 pounds of coffee at average prices of $.70 and $.74 per pound for the March 2001 and May 2001 contracts, respectively. The market price of coffee applicable to such contracts was $.64 and $.66 per pound at that date, respectively. For the First Quarter 2001, the Company recorded a net trading loss of $66,024 which was charged to cost of sales, as compared to a net trading loss of $306,039 for the First Quarter 2000.

      The Company's gross profit in the First Quarter 2001 was $1,381,985, an increase of $513,714 or 59% from $868,271 in the First

Quarter 2000. Gross profit as a percentage of net sales increased by 8% to 25% in the First Quarter 2001 from 17% in the First Quarter 2000. The increase of gross profit as a percentage of sales was primarily attributable to improved margins on green coffee sales. The Company's borrowings under its credit facility afforded it more flexibility in purchasing inventory. As green coffee purchase prices continued to decline in fiscal 2000, the Company was able to purchase inventory at favorable prices.

      Selling and administrative expenses were $613,702 in the First Quarter 2001, an increase of $99,545 or 19% from $514,157 in the First Quarter 2000. As a percentage of net sales, these expenses increased 1% from 10% in fiscal 1999 to 11% in fiscal 2000.

      Interest expense increased $40,304 or 53% from $76,480 in the First Quarter 2001 to $116,784 in the First Quarter 2000 due to increased borrowings on the Company's credit facility.

      Primarily as a result of the increase in sales and gross profit, the Company had income of $576,499 before income taxes in the First Quarter 2001 compared to $205,144 in the First Quarter 2000.

      The provision for income taxes in the First Quarter 2001 totaled $265,000, which represented a combined Federal, state and local income tax rate of 45%. The provision for income taxes in the First Quarter 2000 totaled $48,000 which represented a combined Federal, state and local income tax rate of 45% reduced by the effect of net operating loss carry-forwards available at that date.

      As a result, the Company had net income of $311,499, or $.08 per share, in the First Quarter 2001 compared to net income of $157,144, or $.04 per share, in the First Quarter 2000.


Liquidity and Capital Resources

      The Company had net income of $312,000 during the First Quarter 2001. As of January 31, 2001, the Company had total stockholders' equity of $537,000, which increased by $312,000 from its total stockholders' equity of $225,000 as of October 31, 2000, and a cash balance of $104,000, which decreased by $50,000 from its cash balance of $154,000 as of October 31, 2000. However, the Company had working capital of $1,674,000 as of January 31, 2001 compared to working capital of $1,062,000 as of October 31, 2000. The Company's working capital increased by $612,000 during the First Quarter 2001 primarily as a result of net income generated and additional borrowings under its term loan of approximately $400,000 as further explained below.

      As of November 29, 2000, the Company extended the maturity of its credit facility with Wells Fargo Business Credit until November 20, 2002, and amended certain terms of the facility (see Note 5 of the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000). The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 9.5% at January 31, 2001). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 9.75% at January 31, 2001). Principal payments on the term loan are payable monthly at $7,276 and beginning January 1, 2001, are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of the Company, each have guaranteed borrowings under the credit facility up to $500,000.

      As of January 31,2001, the line of credit had an outstanding balance of $2,462,000, which approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventory as of that date as compared to an outstanding balance of $2,618,000 at October 31, 2000. The outstanding balance under the term loan was $590,000 as at January 31, 2001, as the Company borrowed the maximum amount of the term loan upon the amendment of the credit facility. The Company has on deposit approximately $261,000 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the Company's January 31, 2001 balance sheet based on the amended terms of the credit facility whereby the Company may either defer principal payments until, or make installment payments though, November 20, 2002.

      The Company had loans payable to its stockholders, all of whom are members of the Gordon family, of $248,000 at January 31, 2001. The loans are due on demand and bear interest at 10%. The Company borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      During the First Quarter 2001, the Company's cash balance decreased by $50,000, primarily as a result of the net income of $312,000 generated during the period and the proceeds of $408,000 from the borrowings under the term loan which were offset by a decrease in accounts payable of $778,000.

      During the First Quarter 2001, the Company used $192,000 of its cash resources to make interest payments on its line of credit and reduce its term loan and capital lease obligations. Capital expenditures for property and equipment totaled $2,500 for the period. Management expects that capital expenditures for property and equipment will not be material in fiscal 2001.

      The Company anticipates, but cannot assure, that it will be able to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2001 through cash provided by operating activities and borrowings under its credit facility. This expectation assumes that the Company is able to generate a sufficient level of sales in order to increase net income and accounts receivable. An increase in eligible accounts receivable and inventory would permit the Company to make additional borrowings under its credit facility. The Company believes it could, if necessary, obtain additional loans by mortgaging its headquarters.

Year 2000

      The Year 2000 issue concerns the possible inability of information systems and non-information systems with embedded technology to properly recognize and process date sensitive information beyond December 31, 1999. The Company did not experience any systems problems related to Year 2000 issues. The Company's information and non-information systems functioned normally. The Company's business with its suppliers and customers was not affected by Year 2000 issues. The Company did experience some reduction in inventory purchases from its wholesale customers in November and December, 1999 as the customers did not want to carry a large inventory ahead of the Year 2000. The Company does not presently anticipate making any expenditures in the fiscal year ending October 31, 2001 for Year 2001 items.

                                    PART III

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None

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

COFFEE HOLDING CO., INC.


    Signature                    Title                                  Date
    ---------                    -----                                  ----

/s/Andrew Gordon  Chief Executive Officer, President             March 16, 2001
----------------  and Treasurer (principal executive officer
Andrew Gordon     and principal financial officer)