Form 10QSB
period 2001-04-30
COFFEE HOLDING CO INC
filed 2001-06-14
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2001

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

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

As of April 30, 2001 the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

CONDENSED BALANCE SHEETS
     APRIL 30, 2001 AND OCTOBER 31, 2000                                   F-2

CONDENSED STATEMENTS OF INCOME
     SIX AND THREE MONTHS ENDED APRIL 31, 2001 AND 2000                    F-3

CONDENSED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED APRIL 30, 2001 AND 2000                              F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS                                  F-5/6

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2001 AND OCTOBER 31, 2000

                                                         April        October
            ASSETS                                     30, 2001      31, 2000
            ------                                     --------      --------
                                                      (Unaudited)  (See Note 2)
Current assets:
     Cash                                             $  184,699    $  153,844
     Due from broker                                     447,451       138,555
     Accounts receivable, net of allowance for
        doubtful accounts of $200,510                  1,861,776     2,066,964
     Inventories                                       1,324,969     1,466,050
     Prepaid expenses and other current assets           167,729        68,582
                                                      ----------    ----------
           Total current assets                        3,986,624     3,893,995
Property and equipment, net                            1,744,945     1,825,648
Cash equivalents restricted under credit facility        261,038       261,038
Deposits and other assets                                  7,800        16,796
                                                      ----------    ----------
           Totals                                     $6,000,407    $5,997,477
                                                      ==========    ==========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:
     Current portion of term loan                     $   120,000   $   114,552
     Current portion of obligations under
       capital leases                                                    46,161
     Accounts payable and accrued expenses              2,191,984     2,671,094
                                                      -----------   -----------
           Total current liabilities                    2,311,984     2,831,807
Term loan, net of current portion                         440,000        77,563
Line of credit borrowings                               2,309,767     2,617,702
Loans from related parties                                220,333       245,261
                                                      -----------   -----------
           Total liabilities                            5,282,084     5,772,333
                                                      -----------   -----------
Commitments and contingencies

Stockholders' equity:

     Preferred stock, par value $.001 per share;
        10,000,000 shares authorized; none issued              --            --
     Common stock, par value $.001 per share;
        30,000,000 shares authorized, 3,999,650
        shares issued and outstanding                       4,000         4,000
     Additional paid-in capital                           743,985       743,985
     Accumulated deficit                                  (29,662)     (522,841)
                                                      -----------   -----------
           Total stockholders' equity                     718,323       225,144
                                                      -----------   -----------
           Totals                                     $ 6,000,407   $ 5,997,477
                                                      ===========   ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                         CONDENSED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)

                                       Six Months                Three Months
                                     Ended April 30,            Ended April 30,
                                     ---------------            ---------------
                                    2001          2000         2001         2000
                                    ----          ----         ----         ----
Net sales                        $10,700,498  $10,065,011  $ 5,166,470  $ 4,837,226
Cost of sales                      8,130,632    8,427,225    3,978,589    4,067,711
                                 -----------  -----------  -----------  -----------
Gross profit                       2,569,866    1,637,786    1,187,881      769,515
                                 -----------  -----------  -----------  -----------
Operating expenses:
     Selling and administrative    1,338,683      927,728      724,981      413,571
     Officers' salaries              157,500      139,413       82,500       66,923
                                 -----------  -----------  -----------  -----------
        Totals                     1,496,183    1,067,141      807,481      480,494
                                 -----------  -----------  -----------  -----------
Income from operations             1,073,683      570,645      380,400      289,021

Interest expense                     164,504      148,363       47,720       71,883
                                 -----------  -----------  -----------  -----------
Income before income taxes           909,179      422,282      332,680      217,138

Provision for income taxes           416,000      157,000      151,000      109,000
                                 -----------  -----------  -----------  -----------
Net income                       $   493,179  $   265,282  $   181,680  $   108,138
                                 ===========  ===========  ===========  ===========
Basic earnings per share               $ .12        $ .07        $ .05        $ .03
                                       =====        =====        =====        =====
Basic weighted average common
     shares outstanding            3,999,650    3,999,650    3,999,650    3,999,650
                                 ===========  ===========  ===========  ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)

                                                                        2001           2000
                                                                    ------------   ------------
Operating activities:
     Net income                                                     $    493,179   $    265,282
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    126,000        115,510
        Deferred income taxes                                            (92,000)
        Changes in operating assets and liabilities:
           Due from broker                                              (308,896)       144,817
           Accounts receivable                                           205,188        338,790
           Inventories                                                   141,081       (162,362)
           Other assets                                                    1,849         34,889
           Accounts payable and accrued expenses                        (479,110)    (1,184,564)
                                                                    ------------   ------------
               Net cash provided by (used in) operating activities        87,291       (447,638)
                                                                    ------------   ------------
Investing activities - purchases of property and equipment               (45,297)       (32,130)
                                                                    ------------   ------------
Financing activities:
     Proceeds from term loan                                             407,885
     Increase in cash equivalents restricted under credit facility                     (250,000)
     Principal payments on term loan                                     (40,000)       (43,659)
     Advances under bank line of credit                               11,617,542     11,749,757
     Repayments under bank line of credit                            (11,925,477)   (11,643,561)
     Principal payments of obligations under capital leases              (46,161)      (114,010)
     Advances from (repayments to) related parties                       (24,928)       278,861
     Capital contribution                                                               262,988
                                                                    ------------   ------------
               Net cash provided by (used in) financing activities       (11,139)       240,376
                                                                    ------------   ------------
Net increase (decrease) in cash                                           30,855       (239,392)

Cash, beginning of period                                                153,844        265,044
                                                                    ------------   ------------
Cash, end of period                                                 $    184,699   $     25,652
                                                                    ============   ============
Supplemental disclosure of cash flow data:
     Interest paid                                                  $    174,363   $    148,363
                                                                    ============   ============
     Income taxes paid                                              $     84,015
                                                                    ============

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

Note 2 - Basis of presentation:
      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2001, its results of operations for the six and three months ended April 30, 2001 and 2000 and its cash flows for the six months ended April 31, 2001 and 2000. Information included in the condensed balance sheet as of October 31, 2000 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 (the "Form 10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-K.

      Operating results for the six and three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

Note 3 - Inventories:
      Inventories at April 30, 2001 and October 31, 2000 consisted of the following:

                                             April              October
                                           30, 2001            31, 2000
                                          ----------          ----------
      Packed coffee                       $  335,512          $  280,764
      Green coffee                           536,776             813,320
      Packaging supplies                     452,681             371,966
                                          ----------          ----------
         Totals                           $1,324,969          $1,466,050
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

      At April 30, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at prices ranging from $.60 to $.62 per pound. The fair market value of these options, which was obtained from a major financial institution, was $69,150 at April 30, 2001.

      The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2001, the Company held a futures contract for the purchase of 2,062,500 pounds of coffee at an average price of $.62 per pound for the July 2001 contract. The market price of coffee applicable to such contracts was $.645 per pound at that date.

Note 5 - Earnings per share
      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the six and three months ended April 30, 2001 and 2000.

Note 6 - Major customer:
      Approximately 14% and 22% of the Company's sales were derived from one customer during the six months ended April 30, 2001 and 2000, respectively.

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Coffee Holding Co., Inc. (the "Company" or "Coffee"). Coffee and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission (the "SEC"). These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

Six Months Ended April 30, 2001 ("Six Months 2001") Compared to Six Months Ended April 30, 2000 ("Six Months 2000")

      Net sales totaled $10,700,498 in the Six Months 2001, an increase of $635,487 or 6% from $10,065,011 in the Six Months 2000. Although selling prices in the Six Months 2001 were lower than in the Six Months 2000, the Company increased its sales of coffee as volume sold more than offset the lower selling prices. Retail and wholesale selling prices of coffee declined throughout the fiscal year ended October 31, 2000 and beginning of fiscal 2001 as a result of price reductions by the large national brands in response to declining green coffee purchase prices. Because the Company was able to purchase green coffee at favorable prices, it held an inventory position that permitted it to increase promotional activity (e.g., price incentives for volume purchases) in the private label area, which enabled the Company to increase sales and retain its market share with its larger accounts without an adverse impact on margins. In addition, the Company had increased sales of gourmet green coffee to new and existing customers.

      Cost of sales in the Six Months 2001 was $8,130,632 or 76% of net sales, as compared to $8,427,225, or 84% of net sales in the Six Months 2000. The decrease as a percentage of sales was primarily as a result of the decrease in green coffee purchase prices.

      The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period. At April 30, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at prices ranging from $.60 to $.62 per pound. The fair market value of these options, which was obtained from a major financial institution, was $69,150 at April 30, 2001. The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2001, the Company held futures contracts for the purchase of 2,062,500 pounds of coffee at an average price of $.62 per pound for the July 2001 contract. The market price of coffee applicable to such contracts was $.645 per pound at that date. For the Six Months 2001, the Company recorded a net trading gain of $27,078 which was credited to cost of sales, as compared to a net trading gain of $18,560 for the Six Months 2000.

      The Company's gross profit in the Six Months 2001 was $2,569,866, an increase of $932,080 or 57% from $1,637,786 in the Six Months 2000. Gross profit as a percentage of net sales increased by 8% to 24% in the Six Months 2001 from 16% in the Six Months 2000. The increase of gross profit as a percentage of sales was primarily attributable to improved margins on gourmet green coffee sales. Selling prices of gourmet green coffee are less sensitive to changes in commodity prices. Gourmet green coffee, unlike other coffee, does not trade in direct relation to the actual daily price fluctuations on the commodity market. Instead, it tends to trade on a negotiated basis. As green coffee purchase prices declined, the Company's selling prices of gourmet green coffee remained relatively constant.

      Selling and administrative expenses were $1,338,683 in the Six Months 2001, an increase of $410,955 or 44% from $927,728 in the Six Months 2000. As a percentage of net sales, this change represented a 4% increase from 9% in the Six Months 2000 to 13% in the Six Months 2001. The increase was primarily attributable to increases in advertising and promotion expenses, utilities costs, commission expense and professional fees. Advertising and promotion expenses were higher by $110,000 as the Company increased its promotional activities. Utilities costs were approximately $68,000 higher in the period due to increased manufacturing activity as a result of the increased volume of coffee sold and higher electricity and heating costs generally. Commissions increased approximately $51,000. The Company pays commissions primarily on its sales of its private label and branded coffees. As the volume of coffee sold in these areas increased, the Company's commission expense increased.

      Interest expense increased $16,141 or 11% from $148,363 in the Six Months 2000 to $164,504 in the Six Months 2001 due to increased borrowings on the Company's credit facility. The increased borrowings were a result of the Company's borrowing the maximum amount on its term loan on November 29, 2000 in connection with the extension of its credit facility.

      Primarily as a result of the increase in sales and gross profit and the decrease in cost of sales as a percentage of net sales that exceeded the increase in operating expenses and interest expense in the Six Months 2001, the Company had income of $909,179 before income taxes in the Six Months 2001 compared to income of $422,282 before income taxes in the Six Months 2000.

      The provision for income taxes in the Six Months 2001 totaled $416,000, which represented a combined Federal, state and local income tax rate of 45%. The provision for income taxes in the Six Months 2000 totaled $157,000, which represented a combined Federal, state, and local income tax rate of 45% reduced by the effect of net operating loss carry-forwards available at that date.

      As a result, the Company had net income of $493,179, or $0.12 per share, in the Six Months 2001 compared to net income of $265,282, or $0.07 per share, in the Six Months 2000.

Three Months Ended April 30, 2001 ("Three Months 2001") Compared to Three Months Ended April 30, 2000 ("Three Months 2000")

      Net sales totaled $5,166,470 in the Three Months 2001, an increase of $329,244 or 7% from $4,837,226 in the Three Months 2000. Although selling prices in the Three Months 2001 were lower than in the Three Months 2000, the Company increased its sales of coffee as volume sold more than offset the lower selling prices. Retail and wholesale selling prices of coffee declined throughout the fiscal year ended October 31, 2000 and the beginning of fiscal 2001 as a result of price reductions by the large national brands in response to declining green coffee purchase prices. Because the Company was able to purchase green coffee at favorable prices, it held an inventory position that permitted it to increase promotional activity (e.g., price incentives for volume purchases) in the private label area which enabled the Company to increase sales and retain its market share with its larger accounts without an adverse impact on gross margins. In addition, the Company had increased sales of gourmet green coffee to new and existing customers.

      Cost of sales in the Three Months 2001 was $3,978,589, or 77% of net sales, as compared to $4,067,711, or 84% of net sales in the Three Months 2000. The decrease as a percentage of sales in the Three Months 2001 was primarily as a result of the decrease in green coffee purchase prices.

      The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered ledges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period. For the Three Months 2001, the Company recorded a net trading gain of $93,102 which was credited to cost of sales, as compared to a net trading gain of $320,598 for the Three Months 2000.

      The Company's gross profit in the Three Months 2001 was $1,187,881, an increase of $418,366 or 54% from $769,515 in the Three Months 2000. Gross profit as a percentage of net sales increased by 7% to 23% in the Three Months 2001 from 16% in the Three Months 2000. The increase of gross profit as a percentage of sales was primarily attributable to improved margins on gourmet green coffee sales. Selling prices of gourmet green coffee are less sensitive to changes in commodity prices. Gourmet green coffee, unlike other coffee, does not trade in direct relation to the actual daily price fluctuations on the commodity market. Instead, it tends to trade on a negotiated basis. As green coffee purchase prices declined, the Company's selling prices of gourmet green coffee remained relatively constant.

      Selling and administrative expenses were $724,981 in the Three Months 2001, an increase of $311,410 or 75% from $413,571 in the Three Months 2000. As a percentage of net sales, this change represented a 5% increase from 9% in the Three Months 2000 to 14% in the Three Months 2001. The increase was primarily attributable to an increase in advertising and promotion expenses, utilities costs, commissions and professional fees. Advertising and promotion expenses were higher by $100,000. Utilities costs were approximately $35,000 higher in the period due to increased manufacturing activity as a result of the increased volume of coffee sold and increased prices for heating and electricity generally. Commission expense increased approximately $30,000. The Company pays commissions primarily on its sales of its private label and branded coffees. As the volume of coffee sold in these areas increased, the Company's commission expense increased.

      Interest expense decreased $24,163 or 34% from $71,883 in the Three Months 2000 to $47,720 in the Three Months 2001 due to lower interest rates and a decrease in outstanding borrowings on its credit facilities.

      Primarily as a result of the increase in sales and gross profit and the decrease in cost of sales as a percentage of net sales and interest expense that exceeded the effects of the increase in operating expenses in the Three Months 2001, the Company had income of $332,680 before income taxes in the Three Months 2001 compared to income of $217,138 before income taxes in the Three Months 2000.

      The provision for income taxes in the Three Months 2001 totaled $151,000, which represented a combined Federal, state and local income tax rate of 45%. The provision for income taxes in the Three Months 2000 totaled $109,000, which represented a combined Federal, state, and local income tax rate of 50%.

      As a result, the Company had net income of $181,680, or $0.05 per share, in the Three Months 2001 compared to net income of $108,138, or $0.03 per share, in the Three Months 2000.


Liquidity and Capital Resources

      The Company had net income of approximately $493,000 during the Six Months 2001. As of April 30, 2001, the Company had total stockholders' equity of $718,000, which increased by $493,000 from its total stockholders' equity of $225,000 as of October 31, 2000, and a cash balance of $185,000 which increased by $31,000 from its cash balance of $154,000 as of October 31, 2000. The Company had working capital of approximately $1,675,000 as of April 30, 2001 compared to working capital of $1,062,000 as of October 31, 2000. The Company's working capital increased by $613,000 during the Six Months 2001 primarily as a result of net income generated and additional borrowings under its term loan of approximately $400,000 as further explained below.

      As of November 29, 2000, the Company extended the maturity of its credit facility with Wells Fargo Business Credit until November 20, 2002, and amended certain terms of the facility (see note 5 of the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000). The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 8.0% at April 30, 2001). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 8.25% at April 30, 2001). Principal payments on the term loan are payable monthly at $7,276 and beginning January 1, 2001, are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of the Company, each have guaranteed borrowings under the credit facility up to $500,000.

      As of April 30, 2001, the line of credit had an outstanding balance of $2,310,000, as compared to an outstanding balance of $2,618,000 at October 31, 2000. The outstanding balance under the term loan was $560,000 as of April 30, 2001, as compared to $192,000 as of October 31, 2000 as the Company borrowed the maximum amount of the term loan upon the amendment of the credit facility. The Company has on deposit approximately $261,000 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the Company's April 30, 2001 balance sheet based on the amended terms of the credit facility whereby the Company may either defer principal payments until, or make installment payments through, November 20, 2002.

      The Company had loans payable to its stockholders, all of whom are members of the Gordon family, of $220,000 at April 30, 2001. The loans are due on demand and bear interest at 10%. The Company borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      During the Six Months 2001, the Company's operating activities provided net cash of $31,000, primarily as a result of net income of $493,179 generated during the period, the proceeds of $408,000 from the borrowings under the term loan and decreases in accounts receivable of $205,000 and inventory of $141,000, which were offset by a decrease in accounts payable of $479,000 and an increase in amount due from broker of $309,000.

      During the Six Months 2001, the Company used $394,000 of its cash resources to make payments on its line of credit, its term loan and capital lease obligations. Capital expenditures for property and equipment totaled $45,000 for the period. Although management presently expects that capital expenditures for property and equipment will not be material in fiscal 2001, if the Company's sales volume increases significantly, the Company may need to acquire additional equipment.

      The Company anticipates that it will be able to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2001 through cash provided by operating activities and borrowings under its credit facility. The Company believes it could, if necessary, obtain additional loans by mortgaging its headquarters.

                                     PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Stockholders was held on May 24, 2001. At the Annual Meeting, six (6) nominees were elected as directors to serve for a term of one year and until their successors are duly elected and qualified. The elected directors and votes cast for and withheld were as follows:

           Name of Director             Votes For        Votes Withheld
           Gerard DeCapua               3,358,640              0
           Daniel Dwyer                 3,358,640              0
           Andrew Gordon                3,358,640              0
           David Gordon                 3,358,640              0
           Sterling Gordon              3,358,640              0
           Jorge Arbelaez, Sr.          3,358,640              0

      At the Annual Meeting, an amendment to the Company's Articles of Incorporation to include a provision to limit the personal liability of each director and each officer of the Company to the Company and /or its stockholders to the fullest extent permitted by the Nevada General Corporation Law was approved as follows:

                                 For         Against     Abstain
           Votes              3,358,640         0           0

      No other matters were voted on at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.5 Certificate of Amendment to Articles of Incorporation of Coffee Holding, Co., Inc.

(b) There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COFFEE HOLDING CO., INC.

       Signature                     Title                              Date
       ---------                     -----                              ----
/s/ Andrew Gordon      Chief Executive Officer, President          June 14, 2001
------------------     and Treasurer
Andrew Gordon          (principal executive officer and principal
                       financial officer)

                                INDEX TO EXHIBITS

3.5 Certificate of Amendment to Articles of Incorporation of Coffee Holding Co., Inc.