Form 10QSB
period 2001-07-31
COFFEE HOLDING CO INC
filed 2001-09-14
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2001

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

As of July 31, 2001, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                            COFFEE HOLDING CO., INC.

ITEM 1.    FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONDENSED BALANCE SHEETS
     JULY 31, 2001 AND OCTOBER 31, 2000                                    F-2

CONDENSED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED JULY 31, 2001 AND 2000                    F-3

CONDENSED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JULY 31, 2001 AND 2000                              F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS                                    F-5/6

                                      * * *

                            COFFEE HOLDING CO., INC.

                            CONDENSED BALANCE SHEETS
                       JULY 31, 2001 AND OCTOBER 31, 2000

                                                                   July        October
                                              ASSETS             31, 2001      31, 2000
                                                               -----------    -----------
                                                               (Unaudited)    (See Note 2)
Current assets:
     Cash                                                      $   243,159   $   153,844
     Due from broker                                               315,031       138,555
     Accounts receivable, net of allowance for
        doubtful accounts of $200,510                            1,700,618     2,066,964
     Inventories                                                 1,300,497     1,466,050
     Prepaid expenses and other current assets                     148,935        68,582
                                                               -----------   -----------
           Total current assets                                  3,708,240     3,893,995
Property and equipment, net                                      1,694,147     1,825,648
Cash equivalents restricted under credit facility                  275,226       261,038
Deposits and other assets                                            7,800        16,796
                                                               -----------   -----------
           Totals                                              $ 5,685,413   $ 5,997,477
                                                               ===========   ===========

                                       LIABILITIES AND
                                    STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of term loan                              $   120,000   $   114,552
     Current portion of obligations under capital leases                          46,161
     Accounts payable and accrued expenses                       1,950,213     2,671,094
                                                               -----------   -----------
           Total current liabilities                             2,070,213     2,831,807
Term loan, net of current portion                                  410,000        77,563
Borrowings under line of credit                                  2,346,213     2,617,702
Loans from related parties                                         152,989       245,261
                                                               -----------   -----------
           Total liabilities                                     4,979,415     5,772,333
                                                               -----------   -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.001 per share;
        10,000,000 shares authorized; none issued                       --            --
     Common stock, par value $.001 per share;
        30,000,000 shares authorized, 3,999,650
        shares issued and outstanding                                4,000         4,000
     Additional paid-in capital                                    620,083       620,083
     Retained earnings (accumulated deficit)                        81,915      (398,939)
                                                               -----------   -----------
           Total stockholders' equity                              705,998       225,144
                                                               -----------   -----------
           Totals                                              $ 5,685,413   $ 5,997,477
                                                               ===========   ===========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (Unaudited)

                                                Nine Months                   Three Months
                                               Ended July 31,                 Ended July 31,
                                      ----------------------------    ----------------------------
                                          2001            2000            2001             2000
                                      ------------    ------------    ------------    ------------
Net sales                              $15,465,450     $14,021,517      $4,764,952      $3,956,506
Cost of sales                           12,216,240      11,761,916       4,085,608       3,334,691
                                       -----------     -----------      ----------      ----------
Gross profit                             3,249,210       2,259,601         679,344         621,815
                                       -----------     -----------      ----------      ----------
Operating expenses:
     Selling and administrative          1,966,404       1,368,606         627,721         440,878
     Officers' salaries                    236,250         213,912          78,750          74,499
                                       -----------     -----------      ----------      ----------
        Totals                           2,202,654       1,582,518         706,471         515,377
                                       -----------     -----------      ----------      ----------
Income (loss) from operations            1,046,556         677,083         (27,127)        106,438
                                       -----------     -----------      ----------      ----------

Other income (expense):
     Interest expense, net                (203,702)       (226,915)        (39,198)        (78,552)
     Other income                           47,000                          47,000
                                       -----------     -----------      ----------      ----------
        Totals                            (156,702)       (226,915)          7,802         (78,552)
                                       -----------     -----------      ----------      ----------
Income (loss) before income taxes          889,854         450,168         (19,325)         27,886
Provision (credit) for income taxes        409,000         165,000          (7,000)          8,000
                                       -----------     -----------      ----------      ----------
Net income (loss)                      $   480,854     $   285,168      $  (12,325)     $   19,886
                                       ===========     ===========      ==========      ==========
Basic earnings per share               $       .12     $       .07      $       --      $       --
                                       ===========     ===========      ==========      ==========
Basic weighted average common
     shares outstanding                  3,999,650       3,999,650       3,999,650       3,999,650
                                       ===========     ===========      ==========      ==========

See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (Unaudited)

                                                                         2001            2000
                                                                     ------------    ------------
Operating activities:
     Net income                                                      $    480,854    $    285,168
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                     189,000         173,455
        Deferred income taxes                                             (92,000)
        Changes in operating assets and liabilities:
           Due from broker                                               (176,476)        181,462
           Accounts receivable                                            366,346       1,002,437
           Inventories                                                    165,553          19,659
           Prepaid expenses and other current assets                       11,647          34,889
           Deposits and other assets                                        8,996         (62,333)
           Accounts payable and accrued expenses                         (720,881)     (1,241,073)
                                                                     ------------    ------------
               Net cash provided by operating activities                  233,039         393,664
                                                                     ------------    ------------

Investing activities - purchases of property and equipment                (57,499)        (80,002)
                                                                     ------------    ------------
Financing activities:
     Proceeds from term loan                                              407,885
     Principal payments on term loan                                      (70,000)        (65,488)
     Increase in cash equivalents restricted under credit facility        (14,188)       (256,377)
     Advances under bank line of credit                                16,903,093      16,264,760
     Repayments under bank line of credit                             (17,174,582)    (16,684,352)
     Principal payments of obligations under capital leases               (46,161)       (171,994)
     Advances from (repayments to) related parties                        (92,272)        270,996
     Capital contribution                                                                 262,988
                                                                     ------------    ------------
               Net cash used in financing activities                      (86,225)       (379,467)
                                                                     ------------    ------------
Net increase (decrease) in cash                                            89,315         (65,805)
Cash, beginning of period                                                 153,844         265,044
                                                                     ------------    ------------

Cash, end of period                                                  $    243,159    $    199,239
                                                                     ============    ============
Supplemental disclosure of cash flow data:
     Interest paid                                                   $    208,159    $    222,968
                                                                     ============    ============
     Income taxes paid                                               $    131,811
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

Note 2 - Basis of presentation:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2001, its results of operations for the nine and three months ended July 31, 2001 and 2000 and its cash flows for the nine months ended July 31, 2001 and 2000. Information included in the condensed balance sheet as of October 31, 2000 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2000 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the nine and three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

Note 3 - Inventories:

      Inventories at July 31, 2001 and October 31, 2000 consisted of the following:

                                                 July             October
                                                31, 2001          31, 2000
                                               ----------       ----------
            Packed coffee                      $  336,689       $  280,764
            Green coffee                          538,684          813,320
            Packaging supplies                    425,124          371,966
                                               ----------       ----------
               Totals                          $1,300,497       $1,466,050
                                               ==========       ==========

                            COFFEE HOLDING CO., INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Hedging and trading:

      The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. During the quarter ended July 31, 2001, the Company increased its level of futures contracts in order to (i) secure an adequate supply of green coffee for its growing existing business and potential new business that management believed could be achieved and (ii) attempt to benefit from unusually low green coffee prices which management anticipated might increase from nine year lows. The Company's options and futures contracts may increase earnings volatility in any particular period.

      At July 31, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at prices ranging from $.5250 to $.5500 per pound. The fair value of these options, which was obtained from a major financial institution, was $14,544 at July 31, 2001.

      The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2001, the Company held a futures contract for the purchase of 5,362,500 pounds of coffee at an average price of $.5957 per pound for the September 2001 contract. The market price of coffee applicable to such contracts was $.5195 per pound at that date.

Note 5 - Earnings per share

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the nine and three months ended July 31, 2001 and 2000.

Note 6 - Major customer:

      Approximately  13% and 19% of the  Company's  sales were  derived from one
      customer   during  the  nine   months   ended  July  31,  2001  and  2000,
      respectively.

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

Nine Months Ended July 31, 2001 ("Nine Months 2001") Compared to Nine Months Ended July 31, 2000 ("Nine Months 2000")

      Net sales totaled $15,465,450 in the Nine Months 2001, an increase of $1,443,933 or 10% from $14,021,517 in the Nine Months 2000. Although selling prices in the Nine Months 2001 were lower than in the Nine Months 2000, the Company increased its sales of coffee as volume sold more than offset the lower selling prices. Retail and wholesale selling prices of coffee declined throughout the fiscal year ended October 31, 2000 and beginning of fiscal 2001 as a result of price reductions by the large national brands. Because the Company was able to purchase green coffee at favorable prices, it held an inventory position that permitted it to increase promotional activity (e.g., price incentives for volume purchases) in the private label area, which increased sales without an adverse impact on margins. In addition, the Company had increased sales of gourmet green coffee to new and existing customers.

      Cost of sales in the Nine Months 2001 was $12,216,240 or 79% of net sales, as compared to $11,761,916, or 84% of net sales in the Nine Months 2000. The decrease as a percentage of sales was primarily as a result of the decrease in green coffee purchase prices.

      The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period. At July 31, 2001, the Company held options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at prices ranging from $.5250 to $.5500 per pound. The fair market value of these options, which was obtained from a major financial institution, was $14,544 at July 31, 2001. The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2001, the Company held futures contracts for the purchase of 5,362,500 pounds of coffee at an average price of $.5957 per pound for the September 2001 contract. The market price of coffee applicable to such contracts was $.5195 per pound at that date. For the Nine

Months 2001, the Company recorded a net trading loss of $539,095 which was charged to cost of sales, as compared to a net trading loss of $28,149 for the Nine Months 2000.

      The Company's gross profit in the Nine Months 2001 was $3,249,210, an increase of $989,609 or 44% from $2,259,601 in the Nine Months 2000. Gross profit as a percentage of net sales increased by 5% to 21% in the Nine Months 2001 from 16% in the Nine Months 2000. The increase of gross profit as a percentage of sales was primarily attributable to improved margins on gourmet green coffee sales. Selling prices of gourmet green coffee are less sensitive to changes in commodity prices. Gourmet green coffee, unlike other coffee, does not trade in direct relation to the actual daily price fluctuations on the commodity market. Instead, it tends to trade on a negotiated basis. As green coffee purchase prices declined, the Company's selling prices of gourmet green coffee remained relatively constant.

      Selling and administrative expenses were $1,966,404 in the Nine Months 2001, an increase of $597,798 or 44% from $1,368,606 in the Nine Months 2000. As a percentage of net sales, this change represented a 3% increase from 10% in the Nine Months 2000 to 13% in the Nine Months 2001. The increase was primarily attributable to increases in advertising and promotion expenses, utilities costs, freight expenses and commission expense. Advertising and promotion expenses were higher by $133,000 as the Company increased its promotional activities. Utilities costs were approximately $101,000 higher in the period due to increased manufacturing activities as a result of the increased volume of coffee sold and higher electricity and heating costs generally. Freight expenses were $70,000 higher due to higher volumes of coffee shipped and costs incurred as the Company shipped more products to the western United States. Commissions increased approximately $81,000. The Company pays commissions primarily on its sales of its private label and branded coffees. As the volume of coffee sold in these areas increased, the Company's commission expense increased.

      Interest expense, net decreased $23,213 or 10% from $226,915 in the Nine Months 2001 to $203,702 in the Nine Months 2001 due to lower interest rates and a decrease in outstanding balances on its credit facilities.

      Primarily as a result of the increase in sales and gross profit and the decrease in cost of sales as a percentage of net sales that exceeded the increase in operating expenses in the Nine Months 2001, the Company had income of $889,854 before income taxes in the Nine Months 2001 compared to income of $450,168 before income taxes in the Nine Months 2000.

      The provision for income taxes in the Nine Months 2001 totaled $409,000, which represented a combined Federal, state and local income tax rate of 45%. The provision for income taxes in the Nine Months 2000 totaled $165,000, which represented a combined Federal, state, and local income tax rate of 45% reduced by utilization of previously reserved net operating loss carry-forwards.

      As a result, the Company had net income of $480,854, or $0.12 per share, in the Nine Months 2001 compared to net income of $285,168, or $0.07 per share, in the Nine Months 2000.

Three Months Ended July 31, 2001 ("Three Months 2001") Compared to Three Months Ended July 31, 2000 ("Three Months 2000")

      Net sales totaled $4,764,952 in the Three Months 2001, an increase of $808,446 or 20% from $3,956,506 in the Three Months 2000. Although selling prices in the Three Months 2001 were lower than in the Three Months 2000, the Company increased its sales of coffee as volume sold more than offset the lower selling prices. Retail and wholesale selling prices of coffee declined throughout the fiscal year ended October 31, 2000 and the beginning of fiscal 2001 as a result of price reductions by the large national brands in response to declining green coffee purchase prices. Because the Company was able to purchase green coffee at favorable prices, it held an inventory position that permitted it to increase promotional activity (e.g., price incentives for volume purchases) in the private label area which enabled the company to increase sales and return its market share with its larger accounts without an adverse impact on gross margins. In addition, the Company had increased sales of gourmet green coffee to new and existing customers.

      Cost of sales in the Three Months 2001 was $4,085,608 or 86% of net sales, as compared to $3,334,691, or 84% of net sales in the Three Months 2000. Lower costs due to decreases in green coffee purchase prices were more than offset by net trading losses as explained below.

      The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company's accounting for options and futures contracts may have the effect of increasing earnings volatility in any particular period. During the quarter ended July 31, 2001, the Company increased its level of futures contracts in order to (i) secure an adequate supply of green coffee for its growing existing business and potential new business that management believed could be achieved and (ii) attempt to benefit from unusually low green coffee prices which management anticipated might increase from nine year lows. The Company was aggressively bidding on new business and wanted to protect itself against the possibility of a significant upturn in green coffee prices. When not all such potential new business was achieved and the price of green coffee did not increase, management decided to close out some of its futures contracts and recorded the related losses currently, rather than converting all of its open positions to physical inventory. For the Three Months 2001, the Company recorded a net trading loss of $566,173 which was charged to cost of sales, as compared to a net trading loss of $49,063 for the Three Months 2000.

      The Company's gross profit in the Three Months 2001 was $679,344, an increase of $57,529 or 9% from $621,815 in the Three Months 2000. Gross profit as a percentage of net sales decreased by 2% to 14% in the Three Months 2001 from 16% in the Three Months 2000. The decrease of gross profit as a percentage of sales was primarily attributable to the net trading loss described above partially offset by improved margins on gourmet green coffee sales. Selling prices of gourmet green coffee are less sensitive to changes in commodity prices. Gourmet green coffee, unlike other coffee, does not trade in direct relation to the actual daily price fluctuations on the commodity market.
Instead, it tends to trade on a negotiated basis. As green coffee purchase prices declined, the Company's selling prices of gourmet green coffee remained relatively constant.

      Selling and administrative expenses were $627,721 in the Three Months 2001, an increase of $186,843 or 42% from $440,878 in the Three Months 2000. As a percentage of net sales, this change represented a 2% increase from 11% in the Three Months 2000 to 13% in the Three Months 2001. The increase was primarily attributable to an increase in advertising and promotion expenses, utilities costs, freight expenses and commissions. Advertising and promotion expenses were higher by $17,000. Utilities costs were approximately $33,000 higher in the period due to increased manufacturing activities as a result of the increased volume of coffee sold and higher electricity costs generally. Freight expenses were $44,000 higher due to higher volumes of coffee shipped and costs incurred as the Company shipped more products to the western United States. Commissions increased approximately $18,000. The Company pays commissions primarily on its sales of its private label and branded coffees. As the volume of coffee sold in these areas increased, the Company's commission expense increased.

      Interest expense, net decreased $39,354 or 50% from $78,552 in the Three Months 2000 to $39,198 in the Three Months 2001 due to lower interest rates and a decrease in outstanding balances on its credit facilities. This result also included approximately $20,000 in interest income.

      Primarily as a result of the increase in operating expenses that exceeded the effects of the increase in gross profit in the Three Months 2001, the Company had a loss of $19,325 before income taxes in the Three Months 2001 compared to income of $27,886 before income taxes in the Three Months 2000.

      The credit for income taxes in the Three Months 2001 totaled $7,000, which represented a combined Federal, state and local income tax rate of 36%. The provision for income taxes in the Three Months 2000 totaled $8,000, which represented a combined Federal, state, and local income tax rate of 29%.

      As a result, the Company had a net loss of $12,325, or less than $0.01 per share, in the Three Months 2001 compared to net income of $19,886 or less than $0.01 per share, in the Three Months 2000.

Liquidity and Capital Resources

      The Company had net income of approximately $481,000 during the Nine Months 2001. As of July 31, 2001, the Company had total stockholders' equity of $706,000, which increased by $481,000 from its total stockholders' equity of $225,000 as of October 31, 2000, and a cash balance of $243,000 which increased by $89,000 from its cash balance of $154,000 as of October 31, 2000. The Company had working capital of approximately $1,638,000 as of July 31, 2001 compared to working capital of $1,062,000 as of October 31, 2000. The Company's working capital increased by $576,000 during the Nine Months 2001 primarily as a result of net income generated and additional borrowings under its term loan of approximately $400,000 as further explained below.

      As of November 29, 2000, the Company extended the maturity of its credit facility with Wells Fargo Business Credit until November 20, 2002, and amended certain terms of the facility. The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 7.25% at July 31, 2001). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 7.50% at July 31, 2001).

Principal payments on the term loan are payable monthly at $7,276 and beginning January 1, 2001, are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of the Company, each have guaranteed borrowings under the credit facility up to $500,000.

      As of July 31, 2001, the line of credit had an outstanding balance of $2,346,000, as compared to an outstanding balance of $2,618,000 at October 31, 2000. The outstanding balance under the term loan was $530,000 as of July 31, 2001. The Company has on deposit approximately $275,000 in a cash collateral account to collateralize the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the Company's July 31, 2001 balance sheet based on the amended terms of the credit facility whereby the Company may either defer principal payments until, or make installment payments through, November 20, 2002.

      The Company had loans payable to its stockholders, all of whom are members of the Gordon family, of $153,000 at July 31, 2001. The loans are due on demand and bear interest at 10%. The Company borrows from its stockholders, from time-to-time, to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      During the Nine Months 2001, the Company's operating, investing and financing activities provided net cash of $89,000 , primarily as a result of net income of $481,000 generated during the period, the proceeds of $408,000 from the borrowings under the term loan and decreases in accounts receivable of $366,000 and inventory of $166,000 , which were offset by a decrease in accounts payable of $721,000 and an increase in amount due from broker of $176,000 and net repayments on the line of credit and other debt totaling $480,000.

      During the Nine Months 2001, the Company used $208,000 of its cash resources to make interest payments on its line of credit term loan and capital lease obligations. Capital expenditures for property and equipment totaled $57,000 for the period. Although management presently expects that capital expenditures for property and equipment will not be material in fiscal 2001, if the Company's sales volume increases significantly, the Company may need to acquire additional equipment.

      The Company anticipates that it will be able to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2001 through cash provided by operating activities and borrowings under its credit facility. The Company believes it could, if necessary, obtain additional loans by mortgaging its headquarters.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b) These were no reports on Form 8-K filed during the period covered by this report.

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

COFFEE HOLDING CO., INC.

            Signature                       Title                   Date
            ---------                       -----                   ----

/s/ Andrew Gordon                Chief Executive Officer,     September 14, 2001
----------------------------     President and Treasurer
Andrew Gordon                    (principal executive
                                 officer and principal
                                 financial officer)