Form 10KSB40
period 2001-10-31
COFFEE HOLDING CO INC
filed 2002-01-29
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________.

                        Commission file No. 333-00588-NY

                            COFFEE HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                 11-2238111
     (state or other jurisdiction of       (IRS employer identification number)
      incorporation or organization)

   4401 First Avenue, Brooklyn, New York               11232-0005
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

As of October 31, 2001, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                Table of Contents

                                                                            Page

PART I

      ITEM 1. DESCRIPTION OF BUSINESS........................................  1

      ITEM 2. PROPERTIES.....................................................  5

      ITEM 3. LEGAL PROCEEDINGS..............................................  6

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  6

PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................  6

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................  6

      ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 10

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................... 11

PART III

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF
              COFFEE HOLDING CO., INC........................................ 12

      ITEM 10. EXECUTIVE COMPENSATION........................................ 13

      ITEM 11. SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT......................................... 14

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 14

PART IV

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................. 15

SIGNATURES................................................................... 17

                                     PART I

                            COFFEE HOLDING CO., INC.

      This  document  contains  forward  looking  statements.   Forward  looking
statements are based on management's then current views and assumptions regarding future events and operating performance. These statements are subject to factors which could cause actual results to differ materially from those statements. For a more detailed discussion of forward looking statements and the factors which could cause actual results to differ, please refer to Item 6 herein.

ITEM 1. DESCRIPTION OF BUSINESS

      Coffee Holding Co., Inc. conducts wholesale coffee operations, including roasting, blending, packaging, marketing and distributing coffees for sale under private labels and under its own brands of specialty coffees. Coffee Holding also sells unprocessed green coffee to specialty gourmet roasters. Coffee Holding's sales are primarily to customers located throughout the United States.

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

      All descriptions of the business of Coffee Holding contained in this Form 10-KSB prior to the date of the merger describe the operations of the New York corporation named Coffee Holding Co., Inc. and, from the date of the merger, the operations of the Nevada corporation currently named Coffee Holding Co., Inc. Unless otherwise specifically stated herein, all descriptions of Coffee Holding and its operations contained herein are as of the date of this Form 10-KSB.

Products

      Coffee Holding's products can be divided into three categories:

      o     Private label coffee

      o     Branded coffee; and

      o     Wholesale green coffee

      Private label coffee. From its facility in Brooklyn, New York, Coffee Holding roasts, blends, packages and distributes coffee under private labels for companies throughout the United States and Canada. The coffee is distributed in cans and brick packs in a variety of sizes. As of October 31, 2001, Coffee Holding supplied coffee to approximately 35 different wholesale and retail companies, including three of the largest wholesalers in the United States. Coffee Holding produces private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.

      In the year ended October 31, 2001, approximately 50% of Coffee Holding's sales revenue came from private label coffee sales, compared to 48% of revenues in fiscal 2000.

      Branded Coffee. Coffee Holding roasts, grinds and blends coffee according to its own recipes and packages the coffee at its facility in Brooklyn, New York. Coffee Holding then sells the packaged coffee in its proprietary brand label to supermarkets, wholesalers and individually owned stores throughout the United States, shipping directly from its factory.

      Coffee Holding's name brands of coffee are: Cafe Caribe, Cafe Supremo, Don Manuel, Fifth Avenue and Via Roma. Coffee Holding has acquired trademark registration rights for each of Coffee Holding's name brands. For further information regarding these trademark registration rights, see "Business--Trademarks and Domain Names." Each of Coffee Holding's name brands is directed at a particular segment of the consumer coffee market.

      Cafe Caribe, Coffee Holding's leading name brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers, in particular, the Latin American consumer market. According to the SRC 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers consume up to four times as much coffee than other coffee drinkers and tend to be more brand loyal than other coffee drinkers.

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

      Fifth Avenue is a blended coffee which has become popular as an alternative for consumers who purchase private label or national branded coffee. Coffee Holding also markets this brand to wholesalers who do not wish to undertake the expense of developing a private label coffee program under their own name.

      Via Roma is an Italian style espresso targeted at the more traditional espresso drinker.

      In fiscal 2001, sales of Coffee Holding's branded coffees comprised approximately 8% of its sales revenues. In fiscal 2000, 9% of revenues came from those sales.

      Wholesale Green Coffee. Coffee Holding sells and brokers green coffee beans to small roasters and coffee shop operators located throughout the United States.

      Coffee Holding carries over 50 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from Coffee Holding's warehouse to the small roasters and gourmet coffee shop operators which then roast the beans themselves. In fiscal 2001, wholesales of green coffee beans accounted for approximately 42% of Coffee Holding's sales revenues. In fiscal 2000, approximately 43% of revenues came from such sales.

      Although the overall coffee market is mature, the green coffee market represents the fastest growing area of the industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. Coffee Holding currently has approximately 200 customers in this area, including coffee houses, single store operators, mall coffee stores and mail order sellers.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for coffee beans on the commodities market as of October 31, 2001, was $.44 per pound.

      Coffee Holding purchases its green coffee from dealers located primarily within the United States. The dealers supply Coffee Holding with coffee beans from many countries, including Columbia, Mexico, Kenya, Indonesia, Brazil and Ethiopia, among others. In fiscal 2001, substantially all of Coffee Holding's purchases were from approximately eight dealers. The eight vendors accounted for 72% of total product purchases. Two of these vendors, Rothfos Corporation and Volcafe, accounted for 19% and 13% of total purchases, respectively. These vendors accounted for approximately $69,000 and $16,000 of Coffee Holding's accounts payable at October 31, 2001. An employee of one of those vendors is a director of Coffee Holding. Purchases from that vendor totaled approximately $2,243,000 and $3,500,000 in 2001 and 2000, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on Coffee Holding's operations due to the availability of alternate suppliers.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond Coffee Holding's control. Supply and price can be affected by many factors such as weather, politics and economics in the exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to Coffee Holding's customers in the form of higher prices for coffee beans and processed coffee. However, there can be no assurance that Coffee Holding will be successful in passing coffee price increases to customers without losses in sales volume or margin. Drastic or prolonged increases in coffee prices could also adversely impact Coffee
Holding's business as it could lead to a decline in overall consumption of coffee. Similarly, rapid decreases in the cost of coffee beans could force Coffee Holding to lower its sales prices before realizing cost reductions in its purchases. In addition, a worldwide supply shortage of gourmet coffee beans could have an adverse impact on Coffee Holding.

      Gourmet green coffee, unlike most coffee, does not trade on the commodity market. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.

      Coffee Holding from time to time engages in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and to supplement its supply of coffee, if necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risks" herein.

Trademarks and Domain Names

      Coffee Holding holds trademarks, registered with the United States Office of Patent and Trademark for all five of its proprietary coffee brands. Trademark registrations are subject to periodic renewal and Coffee Holding anticipates maintaining its registrations. Coffee Holding believes that its brands are recognizable in the marketplace and that brand recognition is important to the success of its branded coffee business.

Customers

      Coffee Holding sells private label and its branded coffee to three of the leading wholesalers in the United States: Supervalu, Nash Finch and Shurfine International. For fiscal 2001, sales to these three companies accounted for approximately 31% of Coffee Holding's total sales. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 17% of Coffee Holding's total sales.

      Coffee Holding historically has had short term contracts with some of these customers (generally one to two years in duration). Although Coffee Holding believes that it has a strong mutually beneficial relationship with those companies, there can be no assurance that these relationships will continue. Coffee Holding currently has agreements with four of its wholesale customers (Supervalu, Shurfine International, Cub Foods and Sav-a-lot) in which Coffee Holding is the exclusive supplier at fixed prices for lines of private label ground coffee. The agreements, which contain generally only pricing terms, do not set any minimum purchase obligations. The loss of any one of these relationships would likely have a material adverse effect on Coffee Holding's business and results of operations.

Competition

      The coffee market is highly competitive. Coffee Holding competes on a regular basis in the northeastern United States with other suppliers and distributors of green coffee beans, whole bean coffee and roasted coffees. Coffee Holding's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets and a growing number of specialty coffee stores.

      Private Label Competition. There are approximately four major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Coffee Holding's main competitors in its market area are Kroger and the coffee division of Sara Lee. Both Kroger and Sara Lee are larger and have more financing and resources than Coffee Holding does and therefore are able to devote more resources to product development and marketing. However, because Kroger owns the stores in which it sells coffee and therefore competes directly with potential purchasers of its private label coffee, many customers will not purchase private label coffee from Kroger.

      Coffee Holding believes that it remains competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and delivering the coffee on time in the proper quantities. Coffee Holding also provides its private label customers with information on the coffee market on a regular basis. Private label coffee also competes with all of the branded coffee on the market. Sara Lee also produces branded coffees which compete directly with their private label products.

      Brand Competition. Coffee Holding's proprietary brand coffees compete with many other brand coffees which are sold in supermarkets and specialty stores, primarily in the northeastern United States. The branded coffee market is dominated by three large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Sara Lee, who also market gourmet coffee in addition to non-gourmet coffee. Coffee Holding's large competitors have greater access to capital than Coffee Holding and have a greater ability to conduct marketing and promotions. Coffee Holding believes that, while its competitors' brands may be more recognizable nationwide, its proprietary brands are well recognized in the northeastern United States and are distinguished by their distinctive flavors. Additionally, these competitors do not target the Hispanic consumer market, the fastest growing demographic in the United States. Coffee Holding believes it can successfully compete in the branded coffee market by targeting Hispanic consumers.

      Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than Coffee Holding. However, Coffee Holding believes that it has both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Because Coffee Holding is also a roaster as well as a seller of green coffee, it can provide its roasting experience as a value added service to its gourmet roaster customers. While other coffee merchants may be able to offer a lower price for coffee beans, Coffee Holding markets itself as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance Coffee Holding provides its customers includes training, coffee blending and market identification. Because the gourmet green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, Coffee Holding does not believe that its gourmet green coffee customers compete with its private label or branded coffee lines of business.

Marketing

      Coffee Holding markets its private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers. Coffee Holding also uses its web site (www.coffeeholding.com) as a method of marketing itself and its coffee products.

      For its private label and brand coffees, Coffee Holding will from time to time, in conjunction with retailers and with wholesalers, conduct in-store promotions (e.g. coupons, price reductions, two for one sales).

      Coffee Holding seeks to achieve conservative growth within its core business by developing and maintaining long term relationships with its customers. By this strategy, Coffee Holding hopes to establish and grow profitable business. Coffee Holding wants to capitalize on its commitment to quality and service and its personal contact with its customers. Coffee Holding does not intend to try to compete on price alone nor does it intend to try to grow sales at the expense of profitability.

      Coffee Holding evaluates opportunities for growth consistent with its core business. Coffee Holding recently established relationships with additional independent sales brokers to market Coffee Holding's products in the western United States, an area of the country where Coffee Holding has historically not marketed and sold its coffee. Coffee Holding is also considering the possibility of using web site auctions to market coffee. In addition, in the future, Coffee Holding may seek to grow by acquiring coffee companies or brands which would complement its core business.

Seasonality

      Historically, consumer coffee consumption is greater in the winter months as compared to the other seasons.

Employees

      Coffee Holding has 27 full-time employees, 20 of which are employed in the areas of coffee roasting, blending and packaging and seven of which are in administration and sales. None of its employees are represented by unions or collective bargaining agreements. Coffee Holding's management believes that Coffee Holding maintains a good working relationship with its employees. In order to supplement its internal sales staff, Coffee Holding sometimes uses independent national and regional sales brokers who work on a commission basis.

ITEM 2. PROPERTIES

      Coffee Holding is headquartered at 4401 First Avenue, Brooklyn, New York where it owns the land and an approximately 15,000 square foot building. The building houses Coffee Holding's executive offices as well as Coffee Holding's plant where it roasts, blends and packages its coffee. Coffee Holding believes its headquarters is in good condition.

      Coffee Holding also leases a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with Coffee Holding or any of its officers, directors or shareholders. Coffee Holding pays an annual rent of $46,800. The lease expires on August 31, 2002, unless renewed by Coffee Holding for an additional two years.

      Coffee Holding also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

      Coffee Holding's management believes that Coffee Holding's facilities are adequate for its current operations and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, Coffee Holding is a party to litigation involving its operations. Coffee Holding does not believe that the outcome of any current litigation will have a material adverse effect upon its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Coffee Holding's common stock is not quoted or listed on any quotation system or market. Coffee Holding does not know of any firm that makes a market for the common stock.

      The number of registered holders of Coffee Holding's common stock at October 31, 2001 and at January 23, 2002 was 472.

      In January 1998, prior to the date of the merger with Transpacific, Coffee Holding, while it was still a privately held "S" corporation, paid a distribution in the amount of $ 422,258 to its stockholders to pay personal income taxes. Since the January 1998 payment, Coffee Holding has never paid any cash dividends on its common stock and has no intention to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Coffee Holding. Coffee Holding and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the SEC. These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that Coffee Holding expects or anticipates will occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. Coffee Holding cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. Coffee Holding does not undertake to revise these statements to reflect subsequent developments.

      The following are some of the factors that could cause actual results to differ materially from forward-looking statements:

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

      You are strongly encouraged to consider these factors when evaluating forward-looking statements in this annual report. Coffee Holding undertakes no responsibility to update any forward-looking statements contained in this report.

Year Ended October 31, 2001 (fiscal 2001) Compared to Year Ended October 31, 2000 (fiscal 2000)

      Net sales totaled $20,326,720 in fiscal 2001, an increase of $229,172 or 1.1% from $20,097,548 in fiscal 2000. Although net sales increased only 1.1%, Coffee pounds sold increased by 2.5 million pounds, or 16%, to 18.5 million pounds in 2001 compared to approximately 16 million pounds in fiscal 2000.

      The number of Coffee Holding's customers in the gourmet green coffee area remained at approximately 200 in fiscal 2001. These customers are predominately independent gourmet coffee shops. Sales to new customers in this area historically start slowly because many of these shops are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase more higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's selling prices decreased steadily throughout fiscal 2001. Beginning at the end of 1998, the purchase price of green coffee began a gradual decline that, with the exception of brief price surges, continued through to the end of fiscal 2001. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as some of Coffee Holding's larger competitors cut their prices in order to increase market share. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in fiscal 2001 was $16,065,035, or 79% of net sales, as compared to $16,673,790, or 83% of net sales in fiscal 2000. Cost of sales consists primarily of the cost of green coffee and packaging materials. The decrease in cost of sales was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee in fiscal 2002.

      Coffee Holding's gross profit in fiscal 2001 was $4,261,685, an increase of $837,927 or 24% from $3,423,758 in fiscal 2000. Gross profit as a percentage of net sales increased by 4% to 21% in fiscal 2001 from 17% in fiscal 2000. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices.

      Total operating expenses increased $514,287, or 19%, to $3,161,916 in 2001 from $2,647,629 in 2000 due to increases in selling, general and administrative expenses and officer's salaries. Selling and administrative expenses were $2,791,916 in fiscal 2001, an increase of $474,287 or 20% from $2,317,629 in fiscal 2000. As a percentage of net sales, this change represented a 2% increase from 12% in fiscal 2000 to 14% in fiscal 2001. The increase was primarily attributable to an increase in shipping expenses, advertising and promotional expenses and commissions. Shipping expenses were approximately $100,000 higher in fiscal 2001 due in part to western shipping costs incurred as Coffee Holding shipped more products to the western United States. The $120,000 increase in advertising and promotional expenses was also due to increased market efforts in the western United States. Increased commission expenses of approximately $45,000 reflect increased sales in 2001. In addition, officer's salaries increased $40,000, or 12%, to $370,000 in 2001 from $330,000 in 2000.

      Interest expense decreased $59,551 or 15% from $406,859 in fiscal 2000 to $347,308 in fiscal 2001. The decrease was attributable to lower interest rates on outstanding borrowings. Rates of interest on Coffee Holding's outstanding borrowings are tied to the prime rate. As the prime rate declined in fiscal 2001, Coffee Holding's rate of interest payable on its outstanding borrowings also declined. The lower contractual rates on Coffee Holding's term loan and line of credit, each of which was amended in November 2000, also contributed to the decline. See "--Liquidity and Capital Resources."

      Other income (expense), was a net expense of $269,066. Other income (expense) in fiscal 2000 was a net expense of $375,795. The decrease in other expenses is attributed to the receipt of $47,000 on a litigation settlement and a reduction in interest expense.

      Coffee Holding had income of $830,703 before income taxes in fiscal 2001 compared to income of $400,334 before income taxes in fiscal 2000. The increase was attributable primarily to the increase in gross profit.

      Coffee Holding's provision for income taxes for the year ended October 31, 2001 totaled $312,825 compared to $119,000 for the year ended October 31, 2000. The difference between the tax provision computed based on Coffee Holding's pre-tax income and the applicable statutory income tax rate and Coffee Holding's provisions for Federal, state and local taxes for the year ended October 31, 2001 and 2000 are set forth below:

                                                             Year Ended
                                                             October 31
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Tax provision at statutory rate of 34%
     Adjustments for the effects of:...............  $   238,653    $   140,000

     State income taxes, net of Federal benefit....       74,172         45,000
     Net change in valuation allowance.............            -        (66,000)
                                                     -----------    -----------
Provision for income taxes                           $   312,825    $   119,000
                                                     ===========    ===========

      Coffee Holding had pre-tax income of approximately $400,000 for the year ended October 31, 2000; however, it was only able to use net operating loss carryforwards of $145,000. As a result, Coffee Holding reversed the valuation allowance of $89,000 that it had established to offset the remaining deferred tax assets attributable to the estimated potential benefits from the net operating loss carryforwards as of October 31, 1999, of which $23,000 was attributable to the reduction in the estimate of net operating loss carryforwards and $66,000 was attributable to the reduction in the provision for income taxes that is shown in the table above for benefits actually realized from the net operating loss carryforwards.

      As a result, Coffee Holding had net income of $517,878, or $.13 per share, in fiscal 2001 compared to net income of $281,334, or $.07 per share, in fiscal 2000.

Liquidity and Capital Resources

      As of October 31, 2001, Coffee Holding had working capital of approximately $1,678,000, which increased by $616,000 from its working capital of approximately $1,062,000 as of October 31, 2000, and a total stockholders' equity of $743,022, which increased by $517,878 from its total stockholders' equity of $225,144 as of October 31, 2000. Coffee Holding's working capital increased primarily as a result of net income generated.

      As of November 29, 2000, Coffee Holding extended the maturity of its credit facility with Wells Fargo Business Credit from November 20, 2000 until November 20, 2002, and amended certain terms of the facility (see Note 5 of the notes to the financial statements). The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of Coffee Holding's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 6.00% at October 31, 2001). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 6.25% at October 31, 2001). Principal payments on the term loan are payable monthly at $7,276 and beginning January 1, 2001, are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of Coffee Holding, each have guaranteed borrowings under the credit facility up to $500,000.

      As of October 31, 2001, the line of credit had an outstanding balance of approximately $2,339,000 as compared to an outstanding balance of $2,618,000 at October 31, 2000. The outstanding balance under the term loan was $500,000 as at October 31, 2001, and was $192,000 as at October 31, 2000. Coffee Holding had on deposit $261,000 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in Coffee Holding's October 31, 2001 and 2000 balance sheets based on the amended terms of the credit facility whereby Coffee Holding may either defer payments until, or make installment payments, through November 20, 2002. Coffee Holding was in compliance with the required financial covenants at October 31, 2001.

      Coffee Holding had loans payable to its stockholders, all of whom are members of the Gordon family, of $160,980 at October 31, 2001. The loans are due on demand and bear interest at 10%. Coffee Holding borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In fiscal 2001, Coffee Holding's operating activities provided net cash of approximately $250,000 as compared to fiscal 2000 when net cash provided by operating activities was $2,400. The improved cash flow from operations in 2001 was primarily due to the increase in net income from $281,334 in 2000 to $517,878 in 2001.

      During fiscal 2001, Coffee Holding used $85,000 of its cash resources to purchase property and equipment. These capital expenditures were slightly below those made in fiscal 2000 Coffee Holding will purchase a state-of-the-art double line brick pack machine at a cost of approximately $400,000 in fiscal 2002. The machine will allow Coffee Holding to increase its production capacity and diversify its product mix. Management does not expect to incur other significant capital expenditures in fiscal 2002.

      Coffee Holding also used approximately $120,000 of cash in financing activities in fiscal 2001, including $278,500 to reduce its bank line of credit, $46,000 to reduce capital lease obligations, $84,000 in the repayment of principal and interest on loans to related parties. In addition, Coffee Holding earned $18,480 in interest on the collateral account to secure outstanding borrowings under its credit facility. These uses were offset in part by additional advances of approximately $308,000 on the new credit facility.

      Coffee Holding expects to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2002 through cash provided by operating activities. Coffee Holding expects that it will generate sufficient cash to continue its business for the next twelve months. In additional, an increase in eligible accounts receivable and inventory would permit Coffee Holding to make additional borrowings under its line of credit. Coffee Holding also believes it could, if necessary, obtain additional loans by mortgaging its headquarters.

Market Risks

      Market risks relating to Coffee Holding's operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      Coffee Holding is subject to market risk from exposure to fluctuations in interest rates. At October 31, 2001, Coffee Holding's long-term debt, other than capitalized leases, consisted of approximately $161,000 of fixed rate debt and approximately $2,840,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at .5% above the prime rate, with a portion of the variable rate debt payable at
 .75% above the prime rate. Coffee Holding does not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2002, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond Coffee Holding's control.
Historically, Coffee Holding has used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this annual report. In addition, during the latter half of fiscal 2000, Coffee Holding began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled Coffee Holding to mitigate the effect of changing prices although it generally remains exposed to loss when prices surge significantly in a short period of time. Coffee Holding generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, Coffee Holding cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

      At October 31, 2001, Coffee Holding held options covering an aggregate of 6,187,500 pounds of green coffee beans which are exercisable at prices ranging from $.425 to $.450 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $46,000 at October 31, 2001.

      At October 31, 2001, Coffee Holding held longer-term futures contracts for the purchase of 1,950,000 pounds of coffee at an average price of $.525 per pound. The fair market price of coffee applicable to such contracts was $.439 per pound at that date. Generally, such contracts are marked to market on a daily basis, and realized gains and losses are included in cost of sales.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 23, 2001, the accounting firm of J.H. Cohn, LLP ("Cohn") resigned as independent accountants of Coffee Holding.

      For Coffee Holding's fiscal years ended October 31, 2000 and 1999, Cohn's report on the financial statements of Coffee Holding did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During Coffee Holding's two most recent fiscal years and the interim period preceding the resignation of Cohn, there were no disagreements between Coffee Holding and Cohn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      During Coffee Holding's two most recent fiscal years and the interim period preceding the resignation of Cohn, Cohn did not advise Coffee Holding of any of the following:

      (i) Internal controls necessary for Coffee Holding to develop reliable financial statements did not exist;

      (ii) Information had come to Cohn's attention that led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

      (iii) The need to expand significantly the scope of its audit or that information had come to its attention that if further investigated may: (1) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (2) cause it to be unwilling to rely on management's representations or be associated with Coffee Holding's financial statements, or

      (iv) Information had come to its attention that it had concluded materially impacted the fairness or reliability of either: (1) a previously issued audit report or the underlying financial statements or (2) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

      On October 25, 2001, Coffee Holding's Board Directors approved the engagement of Lazar Levine & Felix, LLP ("Lazar") as Coffee Holding's principal accountant to audit Coffee Holding's financial statements. Neither Coffee Holding nor anyone acting on its behalf consulted with Lazar prior to its engagement regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Coffee Holding's financial statements for which disclosure would be required by Item 304(a)(2) of Regulation S-K or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(i)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(i)(v) of Regulation S-K).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF COFFEE HOLDING CO., INC.

      Set forth below is information concerning Coffee Holding's directors and executive officers. Coffee Holding's board of directors currently consists of five directors. Directors are elected by a plurality of the votes cast at Coffee Holding's annual meeting of stockholders. Once elected, each director serves until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. Officers are appointed by the directors, and, once appointed, each officer serves until his or her successor is duly appointed, or until his or her earlier death, resignation or removal.

                 Name                Age                 Position
-----------------------------------  ---   -------------------------------------
Andrew Gordon......................  40    Chief Executive Officer, President,
                                             Treasurer and Director
David Gordon.......................  37    Executive Vice President, Secretary
                                             and Director
Gerard DeCapua.....................  40    Director
Daniel Dwyer.......................  45    Director
Jorge Arbelaez.....................  58    Director
Sterling Gordon....................  69    Director

      Andrew Gordon is Chief Executive Officer, President, Treasurer and a Director of Coffee Holding. He was previously a Vice President from 1981 to 1997. He has been a Director of Coffee Holding since 1981. Mr. Gordon received his B.B.A. degree from Emory University. He is the brother of David Gordon.

      David Gordon is Executive Vice President - Operations, Secretary and a Director of Coffee Holding. He was previously a Vice President and Operating Manager from 1983 to 1997. He has been a Director of Coffee Holding since 1983. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon.

      Gerard DeCapua has been a Director of Coffee Holding since 1997. He has had his own law practice in Rockville Centre, New York since 1985. Mr. DeCapua received his law degree from Pace University.

      Daniel Dwyer has been a Director of Coffee Holding since 1998. Mr. Dwyer has been a senior coffee trader at Rothfos Corporation since 1995.

      Jorge Arbelaez has been the National Branded Sales Manager of Coffee Holding since 1985.

      Sterling Gordon is the Founder of Coffee Holding and has been an employee of Coffee Holding since its inception in 1971. Mr. Gordon has over 40 years of experience in the coffee business, during which time he has developed significant expertise in coffee quality. Sterling Gordon is the Father of Andrew Gordon and David Gordon.

      Coffee Holding currently does not have any standing committees.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain compensation information for Coffee Holding's chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 2001.

                           Summary Compensation Table

                                                    Annual Compensation
                                             -----------------------------------
Name and                              Fiscal  Salary   Bonus      All Other
Principal Position                     Year    ($)    ($)(1)  Compensation($)(2)
------------------------------------- -----   ------  ------  ------------------
Andrew Gordon                          2001  175,000  30,000      19,838
Chief Executive Officer and President  2000  155,000      --      13,671
                                       1999  160,000  50,000       8,896

David Gordon                           2001  140,000  25,000       7,311
Executive Vice President - Operations  2000  125,000  40,000       6,919
                                       1999  160,000  50,000       6,970

----------
(1) Amounts shown as bonuses were earned in the fiscal year shown.
(2) The amounts set forth consist of amounts paid by Coffee Holding for the use of an automobile and automobile insurance.

      Coffee Holding's Board of Directors does not have a compensation committee. Salaries and bonuses are determined by the Board of Directors. Andrew Gordon's base salary for fiscal 2002 is $196,000. David Gordon's base salary for fiscal 2002 is $160,000.

      No employee has an employment agreement with Coffee Holding.

Stock Option Plan

      Coffee Holding has a stock option plan, the Coffee Holding Co., Inc. 1998 Stock Option Plan, under which non-qualified and incentive stock options to purchase shares of common stock may be granted to Coffee Holding's directors, officers and other key employees and consultants. The plan was adopted by the board of directors on February 10, 1998. Coffee Holding has reserved 2,000,000 shares of its Common Stock for issuance under the plan, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments. The plan is administered by the board of directors of Coffee Holding which may delegate its powers to a committee of the board. No options may be granted after February 10, 2008. The board of directors determines, at the time of grant, the purchase price of shares issuable pursuant to exercise of stock options; provided that the purchase price of a share of common stock under incentive stock options shall not be less than the fair market value of a share on the date the option is granted. Unless earlier terminated due to termination of employment or death or disability of the optionee, each stock option shall terminate no later than ten years from the date on which it is granted. Options are transferable only by will or the laws of descent and distribution. No options have been granted under the plan.

Compensation of Directors

      Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 11. SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding ownership of shares of Coffee Holding's common stock, as of January 25, 2002, by each person known to be the owner of 5% or more of Coffee Holding's common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after January 25, 2002. As used in this annual report, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

                                                               Common Stock
                                                          ----------------------
                                                           Number of  Percentage
                                                            Shares     of Class
                                                          ---------   ----------
Andrew Gordon ........................................      619,500     15.5%
David Gordon .........................................      619,500     15.5%
Gerard DeCapua .......................................          100        *
Daniel Dwyer .........................................          100        *
Jorge Arbelaez .......................................           --        *
Rachelle Gordon(1) ...................................    1,939,600     48.5%
Sterling Gordon(2) ...................................    1,939,600     48.5%
Judy Melnick .........................................      199,600      5.0%

All directors and executive
officers as a group(2) (5 persons) ...................    3,178,800     79.5%

----------
* Less than 1%.
(1) Includes 199,600 shares of common stock owned by Rochelle Gordon's husband, Sterling Gordon. Mrs. Gordon is the mother of Andrew Gordon and David Gordon.
(2) Includes 1,740,000 shares of common stock owned by Sterling Gordon's wife, Rochelle Gordon. Mr. Gordon is the father of Andrew Gordon and David Gordon.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, certain of Coffee Holding's stockholders and directors and officers make loans to Coffee Holding for working capital purposes.

      At October 31, 2001, Coffee Holding had loans payable to certain of its stockholders and directors and officers in the principal amounts as follows:

      Rachelle  and Sterling Gordon   -   $ 62,881
      David Gordon                    -   $ 93,109
      Andrew Gordon                   -   $  4,990

      The loans are unsecured, due on demand and bear interest at 10% per annum.

      Andrew Gordon and David Gordon have each guaranteed the payment of Coffee Holding's borrowings under its outstanding credit facilities from Wells Fargo Business Credit up to $500,000.

      Daniel Dwyer, a director of Coffee Holding, is a senior coffee trader for Rothfos Corporation, a Coffee trading company. Mr. Dwyer is responsible for Coffee Holding's account. Coffee Holding paid Rothfos approximately $2,243,236 for green coffee purchases in fiscal 2001 and expects to pay it a similar amount in fiscal 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

      1. Financial Statements:

          -    Index to Financial Statements

          -    Report of Independent Certified Public Accountants.

          -    Report of Independent Public Accountants - Predecessor.

          -    Balance sheet as of October 31, 2001

          -    Statements of Operations for the Years Ended October 31, 2001 and
               2000

          - Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended October 31, 2001, 2000


          -    Statements of Cash Flows for the Years Ended October 31, 2001 and
               2000

          -    Notes to Financial Statements

      (b) Coffee Holding filed a Current Report on Form 8-K with the SEC on October 29, 2001 reporting a change in Coffee Holding's independent public accountants.

      (c)   Exhibits

Exhibit
Number      Exhibit Name
-------     ------------
 3.1        Articles   of   Incorporation   of  Coffee   Holding,   as   amended
            (incorporated  herein by reference  to Exhibit 3.1 to the  Company's
            Form 10-Q for the quarter ended April 30, 1998).

 3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 3.2 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

 3.3        Coffee  Holding's  By-Laws,  as  amended   (incorporated  herein  by
            reference to Exhibit 3.3 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.2        1998 Stock Option Plan (incorporated  herein by reference to Exhibit
            10.2 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

10.3 Loan and Security Agreement dated as of November 21, 1997 between Coffee Holding and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4 First Amendment to Loan and Security Agreement dated as of May 22, 1998 between Coffee Holding and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5 Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between Coffee Holding and Wells Fargo Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.6 Term Note dated as of November 29, 2000 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc. in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

16.3 Letter from J. H. Cohn LLP (incorporated by reference to Exhibit 16(a) to the Form 8-K of Coffee Holding filed with the SEC on October 29, 2001).

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

                                                 COFFEE HOLDING CO., INC.

                                                 By: /s/ Andrew Gordon
                                                     ---------------------------
                                                     Andrew Gordon

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                                Title
----------------------  --------------------------------------------------------

   /s/ Andrew Gordon    Chief  Executive  Officer,   President,   Treasurer  and
----------------------  Director  (principal  executive  officer  and  principal
     Andrew Gordon      financial and accounting officer)

   /s/ David Gordon     Executive  Vice  President -- Operations, Secretary  and
----------------------  Director
     David Gordon

  /s/ Gerard DeCapua    Director
----------------------
    Gerard DeCapua

     /s/ Dan Dwyer      Director
----------------------
       Dan Dwyer

  /s/ Jorge Arbelaez    Director
----------------------
    Jorge Arbelaez

  /s/ Sterling Gordon   Director
----------------------
    Sterling Gordon

                            COFFEE HOLDING CO., INC.
                        INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

(A) FINANCIAL STATEMENTS:

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

    REPORT OF INDEPENDENT ACCOUNTANTS - PREDECESSOR                         F-3

    BALANCE SHEET OCTOBER 31, 2001                                          F-4

    STATEMENTS OF OPERATIONS YEARS ENDED
         OCTOBER 31, 2001 AND 2000                                          F-5

    STATEMENTS OF CHANGES IN STOCKHOLDERS'
         EQUITY (DEFICIENCY) YEARS ENDED
         OCTOBER 31, 2001 AND 2000                                          F-6

    STATEMENTS OF CASH FLOWS YEARS ENDED
         OCTOBER 31, 2001 AND 2000                                          F-7

    NOTES TO FINANCIAL STATEMENTS                                         F-8/16

                                      * * *

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheet of Coffee Holding Co., Inc. as of October 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2001 and its results of operations and cash flows for the year then ended in conformity accounting principles generally accepted in the United States of America.

                                                 /s/ LAZAR LEVINE & FELIX, LLP
                                                 -------------------------------
                                                     LAZAR LEVINE & FELIX, LLP

New York, New York
December 21, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the statements of operations, changes in stockholders' equity (deficiency) and cash flows of Coffee Holding Co., Inc. for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coffee Holding Co., Inc. for the year ended October, 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ J. H. COHN LLP
                                                     ---------------------------
                                                         J. H. COHN LLP

Roseland, New Jersey
December 29, 2000

                            COFFEE HOLDING CO., INC.

                                  BALANCE SHEET
                                OCTOBER 31, 2001

                                                         ASSETS
Current assets:
     Cash                                                                                            $   199,434
     Due from broker                                                                                     274,565
     Accounts receivable, net of allowance for doubtful accounts of $200,510                           1,901,749
     Inventories                                                                                       1,351,150
     Prepaid expenses and other current assets                                                            40,889
                                                                                                     -----------
         Total current assets                                                                          3,767,787
Property and equipment, at cost, net of accumulated depreciation of $2,423,403                         1,648,798
Cash equivalents restricted under credit facility                                                        279,518
Deposits and other assets                                                                                 16,796
                                                                                                     -----------
                                                                                                     $ 5,712,899
                                                                                                     ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of term loan                                                                    $   120,000
     Accounts payable and accrued expenses                                                             1,747,366
     Income taxes payable                                                                                222,315
                                                                                                     -----------
         Total current liabilities                                                                     2,089,681
Term loan, net of current portion                                                                        380,000
Line of credit borrowings                                                                              2,339,216
Loans from related parties                                                                               160,980
                                                                                                     -----------
         Total liabilities                                                                             4,969,877

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
       none issued                                                                  $        --
     Common stock, par value $.001 per share; 30,000,000 shares authorized,
       3,999,650 shares issued and outstanding                                             4,000
     Additional paid-in capital                                                          743,985
     Accumulated deficit                                                                  (4,963)
                                                                                     -----------
         Total stockholders' equity                                                                      743,022
                                                                                                     -----------
                                                                                                     $ 5,712,899
                                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                           2001               2000
                                                                       ------------       ------------
Net sales                                                              $ 20,326,720       $ 20,097,548

Cost of sales                                                            16,065,035         16,673,790
                                                                       ------------       ------------

Gross profit                                                              4,261,685          3,423,758
                                                                       ------------       ------------

Operating expenses:
     Selling, general and administrative                                  2,791,916          2,317,629
     Officers' salaries                                                     370,000            330,000
                                                                       ------------       ------------
         Totals                                                           3,161,916          2,647,629
                                                                       ------------       ------------

Income from operations                                                    1,099,769            776,129
                                                                       ------------       ------------

Other income (expense):
     Interest income                                                         31,242             31,064
     Litigation settlement                                                   47,000                 --
     Interest expense                                                      (347,308)          (406,859)
                                                                       ------------       ------------
         Totals                                                            (269,066)          (375,795)
                                                                       ------------       ------------

Income before income taxes                                                  830,703            400,334

Provision for income taxes                                                  312,825            119,000
                                                                       ------------       ------------

Net income                                                             $    517,878       $    281,334
                                                                       ============       ============

Basic earnings per share                                               $        .13       $        .07
                                                                       ============       ============

Basic weighted average common shares outstanding                          3,999,650          3,999,650
                                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                                             Retained
                                                                          Additional         Earnings
                                                                           Paid - in       (Accumulated
                                                 Common Stock               Capital           Deficit)           Total
                                         ---------------------------      ----------        -----------        ---------
                                               $.001 Par Value
                                         ---------------------------
                                         Number of
                                           Shares            Amount
                                          ---------        ---------
Balance, November 1, 1999                 3,999,650        $   4,000        $ 480,997        $(804,175)        $(319,178)

Capital contribution                             --               --          262,988               --           262,988

Net income                                       --               --               --          281,334           281,334
                                          ---------        ---------        ---------        ---------         ---------

Balance, October 31, 2000                 3,999,650            4,000          743,985         (522,841)          225,144

Net income                                       --               --               --          517,878           517,878
                                          ---------        ---------        ---------        ---------         ---------

Balance, October 31, 2001                 3,999,650        $   4,000        $ 743,985        $  (4,963)        $ 743,022
                                          =========        =========        =========        =========         =========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                                    2001                    2000
                                                                                -----------            -----------
Operating activities:
     Net income                                                                 $   517,878            $   281,334
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                            262,004                252,988
           Bad debts                                                                 34,822                 44,091
         Changes in operating assets and liabilities:
           Due (to) from broker                                                    (136,010)               142,509
           Accounts receivable                                                      130,393                305,645
           Inventories                                                              114,900                 12,435
           Increase (decrease) in prepaid expenses and other
              current assets                                                         27,693                 (9,017)
           Deposits and other assets                                                     --                 10,627
           (Decrease) in accounts payable and accrued expenses                     (817,236)            (1,144,695)
           Income taxes payable                                                     115,823                106,492
                                                                                -----------            -----------
              Net cash provided by operating activities                             250,267                  2,409
                                                                                -----------            -----------

Investing activities:
  Purchases of property and equipment                                               (85,154)               (95,319)
                                                                                -----------            -----------

Financing activities:
   (Increase) in cash and cash equivalents restricted under credit
     facility and mortgage note                                                     (18,480)              (261,038)
   Net advances (principal payments) on term loan                                   307,885                (87,316)
   (Principal payment) net advances under bank line of credit                      (278,486)               172,572
   Principal payments of obligations under capital leases                           (46,161)              (202,743)
   (Repayments to) advances from related parties                                    (84,281)                97,247
   Capital contribution                                                                  --                262,988
                                                                                -----------            -----------
              Net cash (used) in financing activities                              (119,523)               (18,290)
                                                                                -----------            -----------
Net increase (decrease) in cash                                                      45,590               (111,200)
Cash, beginning of year                                                             153,844                265,044
                                                                                -----------            -----------
Cash, end of year                                                               $   199,434            $   153,844
                                                                                ===========            ===========
Supplemental disclosure of cash flow data:
    Interest paid                                                               $   309,463            $   399,045
                                                                                ===========            ===========
    Income taxes paid                                                           $   194,931            $    12,519
                                                                                ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

      The stockholders of Coffee also owned 540,040 shares of common stock of Transpacific prior to the Exchange and, accordingly, they owned a total of 3,540,400 or 88.5% of the outstanding shares of the Combined Company immediately after the Exchange. Therefore, the Merger was treated, effective as of February 10, 1998, as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Transpacific was the "legal acquirer" and Coffee was the "accounting acquirer." Accordingly, the historical financial statements only reflect the operations of Coffee for the period prior to February 10,1998. All references to numbers of shares of common stock as of the dates or for periods prior to the Exchange have been restated to reflect the number of common shares of Transpacific effectively exchanged for common shares of Coffee.

Note 2 - Summary of significant accounting policies:

      Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Cash equivalents:

      Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 2 - Summary of significant accounting policies (Continued):

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

      At October 31, 2001, the Company held options covering an aggregate of 6,187,500 pounds of green coffee beans at prices ranging from $.425 to $.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $46,000 at October 31, 2001.

      At October 31, 2000, the Company held options covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $27,000 at October 31, 2000.

      The  Company  began to  acquire  futures  contracts  during the year ended
      October 31, 2000 with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2001 and 2000, the Company held longer-term futures contracts for the purchase of 1,950,000 and 412,500 pounds of coffee at an average price of $.525 and $1.04 per pound. The market price of coffee applicable to such contracts was $.439 and $.744 per pound at October 31, 2001 and 2000, respectively.

      Advertising:

      The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $193,791 and $70,108 in 2001 and 2000 respectively.

      Income taxes:

      The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

      Earnings (loss) per share:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial
      Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had no potentially dilutive securities outstanding in 2001 and 2000, only historical basic earnings per share amounts are presented in the accompanying statement of operations for those years.

      The weighted average common shares outstanding used in the computation of basic earnings per share in 2001 and 2000 was the 3,999,650 shares of common stock actually outstanding during those years.

      Fair value of financial instruments

      The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Recent accounting pronouncements:

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company was required to implement SFAS 133 in the first quarter of its fiscal year ending October 31, 2001. The adoption of SFAS 133 did not have a significant impact on results of operations.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 2 - Summary of significant accounting policies (Continued):

      Recent accounting pronouncements (Continued):

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes". Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of the provisions of SAB 101 in 2001 had no effect on the Company's financial statements.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board ("APB") Opinion No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. This standard does not have an impact on the Company's operating results and financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. This new standard does not have any impact on the Company's operating results and financial position.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This new standard does not have any impact on the Company's operating results and financial position.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 2 - Summary of significant accounting policies (Continued):

      Reclassifications:

      Certain accounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3 - Inventories:

      Inventories at October 31, 2001 consisted of the following:

                    Packed coffee                 $  364,861
                    Green coffee                     566,873
                    Packaging supplies               419,416
                                                  ----------
                    Totals                        $1,351,150
                                                  ==========

Note 4 - Property and equipment:

      Property and equipment at October 31, 2001 of the following:

                                                        Estimated
                                                       Useful Life
                                                       -----------
Building and improvements                                 30 years   $1,250,350
Machinery and equipment                                    7 years    2,264,544
Machinery and equipment under capital leases               7 years      288,500
Furniture and fixtures                                     7 years      127,807
                                                                     ----------
                                                                      3,931,201
Less accumulated depreciation (including $144,250
  arising from capital leases)                                        2,423,403
                                                                     ----------
                                                                      1,507,798
Land                                                                    141,000
                                                                     ----------
Totals                                                               $1,648,798
                                                                     ==========

      Depreciation expense totaled $262,004 and $252,988 in 2001 and 2000, respectively.

Note 5 - Credit facility and other borrowings:

      Prior Credit Facility:

      As of October 31, 2000, the Company was obligated for aggregate borrowings of $2,809,817 under a credit facility provided by BACFC, formerly Nationscredit Commercial Corp. that was scheduled to expire on November 20, 2000. The credit facility consisted of a revolving line of credit and a term loan.

      The line of credit provided for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000. The outstanding balance of $2,617,702 at October 31, 2000 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories. Interest was payable monthly at the prime rate plus 1% (an effective rate of 10.5% at October 31, 2000).

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 5 - Credit facility and other borrowings (Continued):

      Prior Credit Facility (Continued):

      The term loan, which had an outstanding balance of $192,115 (including a current portion of $114,552 at October 31, 2000, provided for borrowings of up to the greater of 80% of the cost of eligible equipment or $500,000. Principal was payable in monthly installments of $7,276 plus interest which was also at the prime rate plus 1%.

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

      Current Credit Facility:

      As a result of amendments to the agreements with Wells Fargo Business Credit, the assignee of BACFC, that became effective on November 29, 2000, interest on borrowings under the line of credit and the term loan will be payable monthly at .5% and .75% above the prime rate, respectively; the credit facility will not expire until November 20, 2002; the maximum amount of borrowings under the term loan increased from $500,000 to $600,000; term loan principal payments increase from $7,276 to $10,000 per month commencing January 1, 2001; the amount of borrowings guaranteed by each of the two stockholders increased to $500,000; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. In addition, the outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the accompanying October 31, 2001 balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2002. The term loan, has an outstanding balance of $500,000 (including a current portion of $120,000) and aggregate borrowings of $2,339,216 were outstanding under its credit line facility at October 31, 2001. The Company was in compliance with the required financial covenants at October 31, 2001

Note 6 - Loans from related parties:

      The Company had loans payable to its stockholders aggregating $160,980 at October 31, 2001. The loans are due on demand but payments are not expected to be required in the next twelve months. These loans bear interest at 10% per annum. Interest expense totaled approximately $22,000 and $34,000 in 2001 and 2000 respectively.

Note 7 - Income taxes:

      The Company's provision for income taxes in 2001 and 2000 consisted of the following:

                                                 2001            2000
                                               --------       --------
          Federal                              $238,653       $ 74,000
          State and local                        74,172         45,000
                                               --------       --------
          Total                                $312,825       $119,000
                                               ========       ========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 7 - Income taxes (Continued):

      The differences between the tax provision or credit computed based on the Company's historical pre-tax income or loss and the applicable statutory income tax rate and the Company's historical provisions and credits for Federal, state and local income taxes for 2001and 2000 are set forth below:

                                                             2001        2000
                                                          ---------   ---------
          Tax provision at statutory rate of 34%          $ 238,653   $ 140,000
          Adjustments for effects of:
          State income taxes, net of Federal tax effect      74,172      45,000
          Net change in valuation allowance                      --     (66,000)
                                                          ---------   ---------
          Provision                                       $ 312,825   $ 119,000
                                                          =========   =========

      The Company had pre-tax income of approximately $400,000 for the year ended October 31, 2000; however, it was able to use net operating loss carryforwards of $145,000. As a result, the Company reversed the valuation allowance of $89,000 that it had established to offset the remaining deferred tax assets attributable to the estimated potential benefits from the net operating loss carryforwards as of October 31, 1999, of which $23,000 was attributable to the reduction in the estimate of net operating loss carryforwards and $66,000 was attributable to the reduction in the provision for income taxes for benefits actually realized from the net operating loss carryforwards.

Note 8 - Commitments and contingencies:

      Operating lease:

      The Company occupies warehouse facilities under an operating lease which expires on August 31, 2002 unless renewed at the option of the Company for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $46,800 in each of 2001 and 2000. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 2001 totaled $39,000 which is payable in 2002.

      Capital Lease:

      As of October 31, 2000, the Company remained obligated under one capital lease for machinery and equipment that expired in February 2001. Assets under capital leases are amortized over their estimated useful lives of seven years. The future minimum lease payments under the remaining capital lease as of October 31, 2000 and the net present value of the future minimum lease payments through the expiration of the lease in 2000 were as follows:

      Total minimum lease payments                  $47,043
      Less amount representing interest                 882
                                                    -------
      Present value of net minimum lease payments   $46,161
                                                    =======

      Amortization of $41,404 and $99,300, was charged to operations in 2001 and 2000. As of October 31, 2001, the Company no longer has an obligation under this lease.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 8 - Commitments and contingencies (Continued):

      Legal proceedings:

      The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's financial statements in subsequent years.

      During the year 2001, the Company settled a lawsuit in which it originally sought approximately $100,000 against a third party for breach of contract. The 2001 statement of income reflects a $47,000 settlement of this litigation.

Note 9 - Concentrations of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 2001, the Company had cash balances that exceeded Federal insurance limits by approximately $280,000. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 20% and 17% of the Company's sales were derived from one customer during 2001 and 2000 respectively. That customer also accounted for approximately $249,575 of the Company's accounts receivable balance at October 31, 2001. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

      Management does not believe that credit risk was significant at October 31, 2001.

Note 10 - Stock option plan:

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

      As of October 31, 2001, no options had been granted under the Plan.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Note 11 - Major vendors:

      During fiscal 2001, substantially all of the Company's purchases were from eight vendors. The eight vendors accounted for 72% of total product purchases. Two of these vendors accounted for 19% and 13% of total purchases. These vendors accounted for approximately $69,000 and $16,000 of the Company's accounts payable at October 31, 2001. An employee of one of those vendors is a director of the Company. Purchases from that vendor totaled approximately $2,243,000 and $3,500,000 in 2001 and 2000, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

                                      * * *