Form 10QSB
period 2002-01-31
COFFEE HOLDING CO INC
filed 2002-03-18
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------

                                   FORM 10-QSB
       (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                       Commission file number 333-00588-NY

                            Coffee Holding Co., Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                           11-2238111
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                4401 First Avenue, Brooklyn, New York 11232-0005
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (718) 832-0800
               (Registrant's telephone number including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|    No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Outstanding at
              Class                                 March 1, 2002
   ----------------------------            --------------------------------
   Common Stock, par value $.01                       3,999,650

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

  Condensed Balance Sheets January 31, 2002 (unaudited)
     and October 31, 2001.....................................................1
  Unaudited Condensed Statements of Income For The Three Months
     Ended January 31, 2002 and 2001..........................................2
  Unaudited Condensed Statements of Cash Flows For The Three Months
     Ended January 31, 2002 and 2001..........................................3
  Notes to Unaudited Financial Statements ....................................4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................6

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ...................................................11

Item 2. Changes in Securities and Use of Proceeds ...........................11

Item 3. Defaults upon Senior Securities .....................................11

Item 4. Submission of Matters to a Vote of Security Holders .................11

Item 5. Other Information ...................................................11

Item 6. Exhibits and Reports on Form 8-K ....................................11

Signatures...................................................................12

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001

                                                      January 31,   October 31,
                                                         2002           2001
                                                      ----------    -----------
                                                      (unaudited)
                                   - ASSETS -
Current assets:
     Cash                                             $  221,262    $   199,434
     Due from broker                                     242,428        274,565
     Accounts receivable, net of allowance
       for doubtful accounts of $200,510
       for each period                                 1,714,387      1,901,749
     Inventories                                       1,370,102      1,351,150
     Prepaid expenses and other current assets            41,202         40,889
                                                      ----------    -----------
         Total current assets                          3,589,381      3,767,787

Property and equipment, at cost, net of
   accumulated depreciation of $2,491,349
   and $2,423,403                                      1,587,618      1,648,798
Cash equivalents restricted under
   credit facility                                       279,518        279,518
Deposits and other assets                                 16,796         16,796
                                                      ----------    -----------
                                                      $5,473,313    $ 5,712,899
                                                      ----------    -----------

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
Current liabilities:
     Current portion of term loan                     $  120,000    $   120,000
     Line of credit borrowings                         2,256,863             --
     Accounts payable and accrued expenses             1,487,968      1,747,366
     Income taxes payable                                140,100        222,315
     Loans from related parties                          148,099        160,980
                                                      ----------    -----------
         Total current liabilities                     4,153,030      2,250,661

Term loan, net of current portion                        350,000        380,000
     Line of credit borrowings                                --      2,339,216
                                                      ----------    -----------
         Total liabilities                             4,503,030      4,969,877
                                                      ----------    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per
       share; 10,000,000 shares authorized;
       none issued                                            --             --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 3,999,650
       shares issued and outstanding                       4,000          4,000
     Additional paid-in capital                          743,985        743,985
     Retained earnings (Accumulated deficit)             222,298         (4,963)
                                                      ----------    -----------
         Total stockholders' equity                      970,283        743,022
                                                      ----------    -----------
                                                      $5,473,313    $ 5,712,899
                                                      ----------    -----------

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (Unaudited)

                                                        2002             2001
                                                     ----------       ----------
Net sales                                            $4,497,042       $5,534,028

Cost of sales                                         3,254,713        4,152,043
                                                     ----------       ----------
Gross profit                                          1,242,329        1,381,985
                                                     ----------       ----------

Operating expenses:
     Selling and administrative                         746,927          613,702
     Officers' salaries                                  85,654           75,000
                                                     ----------       ----------
         Totals                                         832,581          688,702
                                                     ----------       ----------

Income from operations                                  409,748          693,283

   Interest expense - net                                37,387          116,784
                                                     ----------       ----------

Income before income taxes                              372,361          576,499

   Provision for income taxes                           145,100          265,000
                                                     ----------       ----------

Net income                                           $  227,261       $  311,499
                                                     ----------       ----------

Basic earnings per share                             $       06       $       08
                                                     ----------       ----------

Basic weighted average common
   shares outstanding                                 3,999,650        3,999,650
                                                     ----------       ----------

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002         2001
                                                         ---------    ---------
Operating activities:
     Net income                                          $ 227,261    $ 311,499
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Depreciation                                     67,945       63,000
         Changes in operating assets and liabilities:
           Due from broker                                  32,137       14,736
           Accounts receivable                             187,362      (77,391)
           Inventories                                     (18,952)     212,227
           Prepaid expenses and other current assets          (313)     (12,392)
           Accounts payable and accrued expenses          (259,398)    (777,812)
           Income taxes payable                            (82,215)          --
                                                         ---------    ---------
              Net cash provided by (used in)
                operating activities                       153,827     (266,133)
                                                         ---------    ---------

Investing activities:
  Purchases of property and equipment                       (6,765)      (2,500)
                                                         ---------    ---------

Financing activities:
   Proceeds from term loan                                      --      407,885
   Payments on term loan                                   (30,000)     (10,000)
   Net repayments under bank line of credit                (82,353)    (155,282)
   Principal payments of obligations under
     capital leases                                             --      (26,988)
   Advances from (payments to) related parties             (12,881)       2,997
                                                         ---------    ---------
              Net cash (used) provided by
                financing activities                      (125,234)     218,612
                                                         ---------    ---------
Net increase (decrease) in cash                             21,828      (50,021)

Cash, beginning of period                                  199,434      153,844
                                                         ---------    ---------

Cash, end of period                                      $ 221,262    $ 103,823
                                                         ---------    ---------
Supplemental disclosure of cash flow data:
    Interest paid                                        $  38,376    $ 147,630
                                                         ---------    ---------
    Income taxes paid                                    $ 227,315    $  84,015
                                                         ---------    ---------

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001
                                   (Unaudited)

Note 1 - Business activities:

      Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

Note 2 - Basis of presentation:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2002, its results of operations and its cash flows for the three months ended January 31, 2002 and 2001. Information included in the balance sheet as of October 31, 2001 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

Note 3 - Inventories:

      Inventories at January 31, 2002 and October 31, 2001 consisted of the following:

                                              January 31,       October 31,
                                                 2002              2001
                                              ----------        ----------
      Packed coffee                           $  580,409        $  364,861
      Green coffee                               429,073           566,873
      Packaging supplies                         360,620           419,416
                                              ----------        ----------
      Totals                                  $1,370,102        $1,351,150
                                              ----------        ----------

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

      At January 31, 2002, the Company held options (generally with terms of two months or less) covering an aggregate of 750,000 pounds of green coffee beans at a price of $0.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was $6,375 at January 31, 2002.

      The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2002, the Company held futures contracts for the purchase of 7,725,000 pounds of coffee at average prices of $.46, $.51 and $.58 per pound for the March 2002, May 2002 and December 2002 contracts, respectively. The market price of coffee applicable to such contracts was $.45, $.4765 and $.5475 per pound at that date, respectively.

Note 5 - Line of credit:

      The outstanding balance under a line of credit agreement with a bank was $2,256,863 at January 31, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity.

Note 6 - Earnings per share:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months ended January 31, 2002 and 2001.

Note 7 - Major customer:

      Approximately 24% and 11% of the Company's sales were derived from one customer during the three months ended January 31, 2002 and 2001, respectively.

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

      o     changes in consumption of coffee; and

      o     other risks which we may identify in future filings with the SEC.

      You are strongly encouraged to consider these factors when evaluating forward-looking statements in this quarterly report. Coffee Holding undertakes no responsibility to update any forward-looking statements contained in this report.

Three Months Ended January 31, 2002 Compared to the Three Months Ended January 31, 2001

      Net sales totaled $4,497,042 for the three months ended January 31, 2002, a decrease of $1,036,986 or 18.7% from $5,534,028 in the three months ended January 31, 2002. The decrease in net sales reflects the significant decline in the price of coffee over the prior period and the effect of the economic downturn in the United States in general.

      The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 8% to 220 during the three months ended January 31, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures.

Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's selling prices decreased steadily throughout fiscal 2001 due to the decline in the price of green coffee. Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of the first quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as some of Coffee Holding's larger competitors cut their prices in order to increase market share. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in the three months ended January 31, 2002 was $3,254,713, or 72% of net sales, as compared to $4,152,043, or 75% of net sales in the three months ended January 31, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee in the remainder of fiscal 2002. The low price of coffee allowed Coffee Holding to increase its inventory position, locking in additional margins on previously contracted business. Coffee Holdings believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Coffee Holding's gross profit in the first quarter of fiscal 2002 was $1,242,329, a decrease of $139,656, or 10%, from $1,381,985 in the three months ended January 31, 2001. However, gross profit as a percentage of net sales increased by 3% to 28% in the first quarter of fiscal 2002 from 25% in fiscal 2001. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Total operating expenses increased $143,879, or 21%, to $832,581 in the first quarter of fiscal 2002 from $688,702 in the first quarter of fiscal 2001 due to increases in selling, general and administrative expenses and officer's salaries. Selling and administrative expenses were $746,927 in the first quarter of fiscal 2002, an increase of $133,225, or 22%, from $613,702 in the first quarter of 2001. As a percentage of net sales, this change represented a 6% increase from 11% in the three months ended January 31, 2001 to 17% in the three months ended January 31, 2002. The increase was primarily attributable to increased slotting fees and increased promotional activity on branded and private label coffee. Advertising and promotional expenses are expected to continue to increase as Coffee Holding participates in national and regional shows to promote its brands and its private label products. Operating expenses also increased due to a $10,654, or 14%, increase in officer's salaries to $85,654 in the three months ended January 31, 2002 from $75,000 in the three months ended January 31, 2001.

      Interest expense decreased $79,397, or 68%, from $116,784 in the three months ended January 31, 2001 to $37,387 in the three months ended January 31, 2002. The decrease was attributable to a $205,557 decrease in the outstanding balance on its outstanding line of credit with Wells Fargo Business Credit, a $120,000 decrease in the outstanding balance of the term loan and a $19,173 reduction in capital lease obligations. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on Coffee Holding's outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, Coffee Holding's rate of interest payable on its outstanding borrowings also declined. The lower contractual rates on Coffee Holding's term loan and line of credit, each of which was amended in November 2000, also contributed to the decline. See "--Liquidity and Capital Resources."

      Coffee Holding had income of $372,361 before income taxes in the first quarter of fiscal 2002 compared to income of $576,499 before income taxes in the first quarter of fiscal 2001. The decrease was attributable primarily to the decrease in gross profit and the increase in operating expenses.

      Coffee Holding's provision for income taxes for the three months ended January 31, 2002 totaled $145,100 compared to $265,000 for the three months ended January 31, 2001. As a result, Coffee Holding had net income of $227,261, or $.06 per share, in the first quarter of fiscal 2002 compared to net income of $311,499, or $.08 per share, in the first quarter of fiscal 2001.

Liquidity and Capital Resources

      As of January 31, 2002, Coffee Holding had a working capital deficit of approximately $564,000, which decreased by $2,081,000 from its working capital of approximately $1,517,000 as of October 31, 2001, and a total stockholders' equity of $970,283, which increased by $227,261 from its total stockholders' equity of $743,022 as of October 31, 2001. Coffee Holding's working capital decreased primarily as a result of the reclassification of the line of credit borrowing as a short term obligation. If extended pursuant to the terms of the line of credit this obligation would be reclassified as a long-term obligation.

      As of November 29, 2000, Coffee Holding extended the maturity of its credit facility with Wells Fargo Business Credit from November 20, 2000 until November 20, 2002, and amended certain terms of the facility (see Note 5 of the notes to the financial statements). The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of Coffee Holding's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus 5% (an effective rate of 5.25% at January 31, 2002). Interest on the term loan is payable monthly at the prime rate plus 75% (an effective rate of 5.50% at January 31, 2002). Principal payments on the term loan are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of Coffee
Holding, each have guaranteed borrowings under the credit facility up to $500,000.

      As of January 31, 2002, the line of credit had an outstanding balance of $2,256,863 as compared to an outstanding balance of $2,339,216 at October 31, 2001. The outstanding balance under the term loan was $470,000 as of January 31, 2002, and was $500,000 at October 31, 2001. Coffee Holding had on deposit $279,518 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as short-term liabilities in Coffee Holding's January 31, 2002 balance sheet based on the amended terms of the credit facility whereby Coffee Holding may either defer payments until, or make installment payments, through November 20, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity. Coffee Holding was in compliance with all required financial covenants at January 31, 2002.

      Coffee Holding had loans payable to its stockholders, all of whom are members of the Gordon family, of $148,099 at January 31, 2002. The loans are due on demand and bear interest at 10% per annum. Coffee Holding borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In the first quarter of fiscal 2002, Coffee Holding's operating activities provided net cash of approximately $154,000 as compared to the first quarter of fiscal 2001 when net cash used in operating activities was approximately $266,000. The improved cash flow from operations in the first quarter of fiscal 2002 was primarily due to the fact that only $259,398 was used to pay down accounts payable and accrued expenses in the first quarter of 2002 as compared to a $777,812 outlay of cash for these items in the first quarter of 2001.

      During fiscal 2002, Coffee Holding used $6,765 of its cash resources to purchase property and equipment. Coffee Holding will purchase a state-of-the-art double line brick pack machine at a cost of approximately $400,000 in fiscal 2002. The machine will allow Coffee Holding to increase its production capacity and diversify its product mix. Management does not expect to incur other significant capital expenditures in fiscal 2002.

      Coffee Holding also used $125,234 of cash in financing activities in the three months ended January 31, 2002, including $82,353 to reduce its bank line of credit, $30,000 in payments on the term loan and $12,881 in the repayment of principal and interest on loans to related parties.

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

Interest Rate Risks

      Coffee Holding is subject to market risk from exposure to fluctuations in interest rates. At January 31, 2002, Coffee Holding's debt consisted of approximately $148,000 of fixed rate debt and approximately $2,727,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 5% above the prime rate, with a portion of the variable rate debt payable at 75% above the prime rate. Coffee Holding does not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2002, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond Coffee Holding's control.
Historically, Coffee Holding has used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 4 of the notes to financial statements in this quarterly report. In addition, during the latter half of fiscal 2000, Coffee Holding began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled Coffee Holding to mitigate the effect of changing prices although it generally remains exposed to loss when prices decline significantly in a short period of time. Coffee Holding generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross profits. However, Coffee Holding cannot predict whether it will be able to pass inventory price increases through to its customers in the future.

      At January 31, 2002, Coffee Holding held options (generally with terms of two months or less) covering an aggregate of 750,000 pounds of green coffee beans at a price of $.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was $6,375 at January 31, 2002.

      Coffee Holding also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2002, Coffee Holding held futures contracts for the purchase of 7,725,000 pounds of coffee at average prices of $.46, $.51 and $.58 per pound for the March 2002, May 2002 and December 2002 contracts, respectively. The market price of coffee applicable to such contracts was $.45, $.4765 and $.5475 per pound at that date, respectively.

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   None

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Coffee Holding Co., Inc.
                                  ----------------------------------------------
                                  (Registrant)

                                  By: /s/ Andrew Gordon
                                      ------------------------------------------
                                      Andrew Gordon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)

March 15, 2002