Form 10QSB
period 2002-04-30
COFFEE HOLDING CO INC
filed 2002-06-14
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 30, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                       Commission file number 333-00588-NY

                            Coffee Holding Co., Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             11-2238111
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                4401 First Avenue, Brooklyn, New York 11232-0005
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (718) 832-0800
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding at
              Class                              April 30, 2002
         --------------                          --------------
         Common Stock,
         par value $.01                            3,999,650

                                     PART I

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS...................................................1

Condensed Balance Sheets
   April 30, 2002 (unaudited) and October 31, 2001.............................1

Condensed Statements of Income
   Three and Six Months Ended April 30, 2002 and 2001 (unaudited)..............2

Condensed Statements of Cash Flows
   Six Months Ended April 30, 2002 and 2001 (unaudited)........................3

Notes To Condensed Financial Statements........................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..............................................7

                                     PART II

ITEM 1. LEGAL PROCEEDINGS ....................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................14

ITEM 5. OTHER INFORMATION ....................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................14

Signatures....................................................................15

Part I
Item I. Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2002 AND OCTOBER 31, 2001

                                                       April 30,     October 31,
                                                         2002          2001
                                                     --------------  -----------
                                                      (unaudited)
                                   - ASSETS -
Current assets:
   Cash                                                $   67,831    $  199,434
   Due from broker                                        498,738       274,565
   Accounts receivable, net of allowance for
     doubtful accounts of $200,510 for each period      1,521,439     1,901,749
   Inventories                                          1,401,454     1,351,150
   Prepaid expenses and other current assets               35,510        40,889
                                                       ----------    ----------
       Total current assets                             3,524,972     3,767,787

Property and equipment, at cost, net of accumulated
  depreciation of $2,557,141 and $2,423,403             1,522,022     1,648,798
Cash equivalents restricted under credit facility         285,874       279,518
Deposits and other assets                                  16,796        16,796
                                                       ----------    ----------
                                                       $5,349,664    $5,712,899
                                                       ----------    ----------

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
Current liabilities:
   Current portion of term loan                        $  120,000    $  120,000
   Line of credit borrowings                            2,130,954            --
   Accounts payable and accrued expenses                1,423,098     1,747,366
   Income taxes payable                                   128,719       222,315
   Loans from related parties                             130,352       160,980
                                                       ----------    ----------
       Total current liabilities                        3,933,123     2,250,661

Term loan, net of current portion                         320,000       380,000
Line of credit borrowings                                      --     2,339,216
                                                       ----------    ----------
       Total liabilities                                4,253,123     4,969,877
                                                       ----------    ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001 per share;
     10,000,000 shares authorized; none issued                 --            --
   Common stock, par value $.001 per share;
     30,000,000 shares authorized, 3,999,650
     shares issued and outstanding                          4,000         4,000
   Additional paid-in capital                             743,985       743,985
   Retained earnings (Accumulated deficit)                348,556        (4,963)
                                                      -----------   -----------
       Total stockholders' equity                       1,096,541       743,022
                                                      -----------   -----------
                                                      $ 5,349,664   $ 5,712,899
                                                      -----------   -----------

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (Unaudited)

                                       Six Months Ended           Three Months Ended
                                           April 30,                   April 30,
                                  -------------------------   -------------------------
                                     2002          2001          2002          2001
                                  -----------   -----------   -----------   -----------
Net sales                         $ 8,534,845   $10,700,498   $ 4,037,803   $ 5,166,470

Cost of sales                       6,366,749     8,130,632     3,112,036     3,978,589
                                  -----------   -----------   -----------   -----------

Gross profit                        2,168,096     2,569,866       925,767     1,187,881
                                  -----------   -----------   -----------   -----------

Operating expenses:
     Selling and administrative     1,316,045     1,338,683       569,119       724,981
     Officers' salaries               156,871       157,500        71,217        82,500
                                  -----------   -----------   -----------   -----------
         Totals                     1,472,916     1,496,183       640,336       807,481
                                  -----------   -----------   -----------   -----------

Income from operations                695,180     1,073,683       285,431       380,400

   Interest expense - net              83,661       164,504        46,274        47,720
                                  -----------   -----------   -----------   -----------

Income before income taxes            611,519       909,179       239,157       332,680

   Provision for income taxes         258,000       416,000       112,900       151,000
                                  -----------   -----------   -----------   -----------

Net income                        $   353,519   $   493,179   $   126,257   $   181,680
                                  -----------   -----------   -----------   -----------

Basic earnings per share          $       .09   $       .12   $       .03   $       .05
                                  -----------   -----------   -----------   -----------

Basic weighted average common
  shares outstanding                3,999,650     3,999,650     3,999,650     3,999,650
                                  -----------   -----------   -----------   -----------

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (Unaudited)

                                                           2002          2001
                                                         ---------    ---------
Operating activities:
   Net income                                            $ 353,519    $ 493,179
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                     133,738      126,000
         Deferred income taxes                                  --      (92,000)
       Changes in operating assets and liabilities:
         Due from broker                                  (224,173)    (308,896)
         Accounts receivable                               380,310      205,188
         Inventories                                       (50,304)     141,081
         Other assets                                        5,379        1,849
         Income taxes payable                              (93,596)          --
         Accounts payable and accrued expenses            (324,268)    (479,110)
                                                         ---------    ---------

            Net cash provided by operating activities      180,605       87,291
                                                         ---------    ---------

Investing activities:
  Purchases of property and equipment                       (6,962)     (45,297)
                                                         ---------    ---------

Financing activities:
  Proceeds from term loan                                       --      407,885
  Increase in cash equivalents restricted under
    credit facility                                         (6,356)          --
  Principal payments on term loan                          (60,000)     (40,000)
  Net repayments under bank line of credit                (208,262)    (307,935)
  Principal payments of obligations under
    capital leases                                              --      (46,161)
  Advances from (repayments to) related parties            (30,628)     (24,928)
                                                         ---------    ---------

            Net cash (used by) financing activities       (305,246)     (11,139)
                                                         ---------    ---------

Net (decrease) increase in cash                           (131,603)      30,855

Cash, beginning of period                                  199,434      153,844
                                                         ---------    ---------

Cash, end of period                                      $  67,831    $ 184,699
                                                         ---------    ---------

Supplemental disclosure of cash flow data:
  Interest paid                                          $  81,867    $ 174,363
                                                         ---------    ---------
  Income taxes paid                                      $ 351,596    $  84,015
                                                         ---------    ---------

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (Unaudited)

Note 1 - Business activities:

         Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

Note 2 - Basis of presentation:

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2002, its results of operations and its cash flows for the six months ended April 30, 2002 and 2001. Information included in the balance sheet as of October 31, 2001 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

         Operating results for the three and six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

Note 3 - Inventories:

         Inventories at April 30, 2002 and October 31, 2001 consisted of the following:

                                              April 30,       October 31,
                                                2002             2001
                                             ----------       ----------
         Packed coffee                       $  448,641       $  364,861
         Green coffee                           566,366          566,873
         Packaging supplies                     386,447          419,416
                                             ----------       ----------
         Totals                              $1,401,454       $1,351,150
                                             ----------       ----------

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (Unaudited)

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

         At April 30, 2002, the Company held options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $0.55 per pound. The fair market value of these options, which was obtained from a major financial institution, was $75,938 at April 30, 2002.

         The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2002, the futures contracts held by the Company were immaterial.

Note 5 - Line of credit:

         The outstanding balance under a line of credit agreement with a bank was $2,130,954 at April 30, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity.

Note 6 - Earnings per share:

         The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the six months ended April 30, 2002 and 2001.

Note 7 - Major customer:

         For the six months ended April 30, 2002, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $ 1,890,000 and $ 1,400,000 and the corresponding accounts receivable at April 30, 2002 from these customers were approximately $163,400 and $207,300 respectively.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             April 30, 2002 AND 2001
                                   (Unaudited)

Note 8 - Major suppliers:

         During the six months ended April 30, 2002, purchases from one supplier was in excess of 10% of the Company's total purchases and aggregated approximately $1,795,000. At April 30, 2002, the approximate amounts due to these suppliers included in accounts payable were $53,100.

Note 9 - Additional Capital (Finder's fee agreement):

         On February 20, 2002, the Company entered into an agreement with Richmond Hillcrest & Co., Inc. (RHCI) whereas the Company utilizes the services of RHCI to assist in the identification of possible additional investors. The Company will compensate RHCI, if either directly or indirectly, an investment is made by any introduced parties. The Company agrees to pay RHCI (a) Three percent of the proceeds (or value) so invested in the Company, and (b) a warrant to purchase 17,500 shares of the Company's common stock at an exercise price of $4.00 per share per every $1,000,000 invested in the Company. The warrant shall be for a period of five years and contain a provision for cashless exercise.

         In the event that an investor invests additionally in the Company after the initial investment is made, the Company will pay RHCI an additional fee of two percent of any such additional funds (or value) later invested. These compensation provisions as to subsequent fundings of the Company shall last for a period of six months from the date of termination.

         This agreement has a term of ninety days from the contract date unless the Company accepts additional investments from an investor. In this case the Company will compensate RHCI for a period of six months from the date of the termination of the agreement.

         To date no funds have been raised under this agreement.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

      Coffee Holding believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Condensed Financial
Statements:

      o Coffee Holding recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. Coffee Holding generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

      o The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

      o Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

Six Months Ended April 30, 2002 Compared to the Six Months Ended April 30, 2001

      Net sales totaled $8,534,845 for the six months ended April 30, 2002, a decrease of $2,165,653 or 20.2% from $10,700,498 in the six months ended April 30, 2001. The decrease in net sales reflects the significant decline in the price of coffee over the prior period and the effect of the economic downturn in the United States in general.

      The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 14.0% to 233 during the six months ended April 30, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's selling prices decreased steadily throughout fiscal 2001 due to the decline in the price of green coffee. Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of the second quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as some of Coffee Holding's larger competitors cut their prices in order to increase market share. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in the six months ended April 30, 2002 was $6,366,749, or 74.6% of net sales, as compared to $8,130,632, or 76.0% of net sales in the six months ended April 30, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee in the remainder of fiscal 2002. The low price of coffee allowed Coffee Holding to increase its inventory position, locking in additional margins on previously contracted business. Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Coffee Holding's gross profit in the first six months of fiscal 2002 was $2,168,096, a decrease of $401,770, or 15.6%, from $2,569,866 in the six months ended April 30, 2001. However, gross profit as a percentage of net sales increased by 1.4% to 25.4% in the first six months of fiscal 2002 from 24% in fiscal 2001. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Total operating expenses decreased $23,267, or 1.6%, to $1,472,916 in the first six months of fiscal 2002 from $1,496,183 in the first six months of fiscal 2001 due primarily to a corresponding decrease in selling, general and administrative expenses. Selling and administrative expenses were $1,316,045 in the first six months of fiscal 2002, a decrease of $22,638, or 1.7%, from $1,338,683 in the first six months of 2001. The decrease was primarily attributable to decreases in advertising and promotional expenses which were unusually high in the 2001 period and sales commissions. Coffee Holding expects advertising and promotional expenses to increase in the future as Coffee Holding participates in national and regional shows to promote its brands and its private label products. As a percentage of net sales, total operating expenses increased 3.4% from 14.0% in the six months ended April 30, 2001 to 17.4% in the six months ended April 30, 2002. This change reflects the fact that many components of selling, general and administrative expenses, including shipping costs, remained flat as the dollar value of sales decreased.

      Interest expense, net of interest income, decreased $80,843, or 49.1%, from $164,504 in the six months ended April 30, 2001 to $83,661 in the six months ended April 30, 2002. The decrease was attributable to a decline in the average borrowings outstanding on its line of credit with Wells Fargo Business Credit and on the term loan. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on Coffee Holding's outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, Coffee Holding's rate of interest payable on its outstanding borrowings also declined. The lower contractual rates on Coffee Holding's term loan and line of credit, each of which was amended in November 2000, also contributed to the decline. See "--Liquidity and Capital Resources."

      Coffee Holding had income before taxes of $611,519 in the first six months of fiscal 2002 compared to income before taxes of $1,073,683 in the first six months of fiscal 2001. The decrease was attributable primarily to the decrease in gross profit.

      Coffee Holding's provision for income taxes for the six months ended April 30, 2002 totaled $258,000 compared to $416,000 for the six months ended April 30, 2001. As a result, Coffee Holding had net income of $353,519, or $.09 per share, in the first six months of fiscal 2002 compared to net income of $493,179, or $.12 per share, in the first six months of fiscal 2001.

Three Months Ended April 30, 2002 Compared to the Three Months Ended April 30, 2001

      Net sales totaled $4,037,803 for the three months ended April 30, 2002, a decrease of $1,128,667 or 21.8% from $5,166,470 in the three months ended April 30, 2001. The decrease in net sales reflects the significant decline in the price of coffee over the prior period and the effect of the economic downturn in the United States in general.

      The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 6.0% to 233 during the three months ended April 30, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's selling prices decreased steadily throughout fiscal 2001 due to the decline in the price of green coffee. Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of the second quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as some of Coffee Holding's larger competitors cut their prices in order to increase market share. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in the three months ended April 30, 2002 was $3,112,036, or 77.1% of net sales, as compared to $3,978,589, or 77.0% of net sales in the three months ended April 30, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee in the remainder of fiscal 2002. The low price of coffee allowed Coffee Holding to increase its inventory position, locking in additional margins on previously contracted business. Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Coffee Holding's gross profit in the second quarter of fiscal 2002 was $925,767, a decrease of $262,114, or 22.1%, from $1,187,881 in the three months ended April 30, 2001. Gross profit as a percentage of net sales was 22.9% in the second quarter of fiscal 2002 compared to 23.0% for the same period in fiscal 2001. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      Total operating expenses decreased $167,145, or 20.7%, to $640,336 in the second quarter of fiscal 2002 from $807,481 in the second quarter of fiscal 2001 due primarily to a corresponding decrease in selling, general and administrative expenses. Selling and administrative expenses were $569,119 in the second quarter of fiscal 2002, a decrease of $155,882, or 21.5%, from $724,981 in the second quarter of 2001. The decrease was primarily attributable to decreases in advertising and promotional expenses which were unusually high in the 2001 period and sales commissions. Coffee Holding expects advertising and promotional expenses to increase in the future as Coffee Holding participates in national and regional shows to promote its brands and its private label products. As a percentage of net sales, total operating expenses remained flat, increasing from 15.6% in the three months ended April 30, 2001 to 15.9% in the three months ended April 30, 2002. This change reflects the fact that many components of selling, general and administrative expenses, including shipping costs, remained flat as the dollar value of sales decreased.

      Coffee Holding had income before taxes of $239,157 in the second quarter of fiscal 2002 compared to income before taxes of $332,680 in the second quarter of fiscal 2001. The decrease was attributable primarily to the decrease in gross profit.

      Coffee Holding's provision for income taxes for the three months ended April 30, 2002 totaled $112,900 compared to $151,000 for the three months ended April 30, 2001. As a result, Coffee Holding had net income of $126,257, or $.03 per share, in the second quarter of fiscal 2002 compared to net income of $181,680, or $.05 per share, in the second quarter of fiscal 2001.

Liquidity and Capital Resources

      As of April 30, 2002, Coffee Holding had a working capital deficit of approximately $408,000, which represented a $1,925,000 decrease from its working capital of approximately $1,517,000 as of October 31, 2001, and a total stockholders' equity of $1,096,541, which increased by $353,519 from its total stockholders' equity of $743,022 as of October 31, 2001. Coffee Holding's working capital decreased primarily as a result of the reclassification of the line of credit borrowing to a short term obligation. If extended pursuant to the terms of the line of credit this obligation would be reclassified as a long-term obligation in future periods.

      As of November 29, 2000, Coffee Holding extended the maturity of its credit facility with Wells Fargo Business Credit from November 20, 2000 until November 20, 2002, and amended certain terms of the facility. The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of Coffee Holding's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 5.25% at April 30, 2002). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 5.50% at April 30, 2002). Principal payments on the term loan are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of Coffee Holding, each have guaranteed borrowings under the credit facility up to $500,000.

      As of April 30, 2002, the line of credit had an outstanding balance of $2,130,954 as compared to an outstanding balance of $2,339,216 at October 31, 2001. The outstanding balance under the term loan was $440,000 as of April 30, 2002, and was $500,000 at October 31, 2001. Coffee Holding had on deposit $285,874 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as short-term liabilities in Coffee Holding's April 30, 2002 balance sheet based on the amended terms of the credit facility whereby Coffee Holding may either defer payments until, or make installment payments, through November 20, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity. Coffee Holding was in compliance with all required financial covenants at April 30, 2002.

      Coffee Holding had loans payable to its stockholders, all of whom are members of the Gordon family, of $130,352 at April 30, 2002. The loans are due on demand and bear interest at 10% per annum. Coffee Holding borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In the first six months of fiscal 2002, Coffee Holding's operating activities provided net cash of approximately $181,000 as compared to the first six months of fiscal 2001 when net cash provided by operating activities was approximately $87,000. The improved cash flow from operations in the first six months of fiscal 2002 was primarily due to the fact that only $324,268 was used to pay down accounts payable and accrued expenses in the first six months of 2002 as compared to a $479,110 outlay of cash for these items in the first six months of 2001 and an increase in the collection of accounts receivable of approximately $175,000 to $380,310 for the six months ended April 30, 2002 from $205,188 for the six months ended April 30, 2001, partially offset by a $191,385 increase in cash used on purchasing inventory. Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      During the six months ended April 30, 2002, Coffee Holding used $6,962 of its cash resources to purchase property and equipment. Coffee Holding will purchase a state-of-the-art double line brick pack machine at a cost of approximately $400,000 in fiscal 2002. The machine will allow Coffee Holding to increase its production capacity and diversify its product mix. Management does not expect to incur other significant capital expenditures in fiscal 2002.

      Coffee Holding also used $305,246 of cash in financing activities in the six months ended April 30, 2002, including $208,262 to reduce its bank line of credit, $60,000 in payments on the term loan and $30,628 in the repayment of principal and interest on loans to related parties.

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

Interest Rate Risks

      Coffee Holding is subject to market risk from exposure to fluctuations in interest rates. At April 30, 2002, Coffee Holding's debt consisted of approximately $130,000 of fixed rate debt and approximately $2,571,000 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at .5% above the prime rate, with a portion of the variable rate debt payable at .75% above the prime rate. Coffee Holding does not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2002, although there can be no assurance that interest rates will not significantly change.

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

      At April 30, 2002, Coffee Holding held options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $.55 per pound. The fair market value of these options, which was obtained from a major financial institution, was $75,938 at April 30, 2002.

      Coffee Holding also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2002, the futures contracts held by Coffee Holding were immaterial.

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Coffee Holding Co., Inc.
                                      ------------------------------------------
                                      (Registrant)

                                      By: /s/ Andrew Gordon
                                          --------------------------------------
                                          Andrew Gordon
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Accounting Officer)

June 14, 2002