Form 10QSB
period 2002-07-31
COFFEE HOLDING CO INC
filed 2002-09-16
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to                .
                                        --------------     --------------

                        Commission file No. 333-00588-NY

                            COFFEE HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                             11-2238111
(state or other jurisdiction of                               (IRS employer
 incorporation or organization)                           identification number)

  4401 First Avenue, Brooklyn, New York                         11232-0005
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

As of September 13, 2002, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS..................................................1

Condensed balance sheets
  July 31, 2002 (unaudited) and October 31, 2001..............................1

Condensed Statements Of Income
  Three And Nine Months Ended July 31, 2002 And 2001 (unaudited)..............2

Condensed Statements Of Cash Flows
  Nine Months Ended July 31, 2002 And 2001 (unaudited)........................3

Notes To Condensed Financial Statements.......................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.................................................8

                                     PART II

ITEM 1. LEGAL PROCEEDINGS....................................................15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

ITEM 5. OTHER INFORMATION....................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

Signatures...................................................................17

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       JULY 31, 2002 AND OCTOBER 31, 2001

                                   - ASSETS -
                                                       July 31,     October 31,
                                                         2002          2001
                                                     -----------    -----------
                                                     (unaudited)
Current assets:
     Cash                                            $   97,510    $  199,434
     Due from broker                                    296,644       274,565
     Accounts receivable, net of allowance
       for doubtful accounts of $200,510
       for each period                                1,539,527     1,901,749
     Inventories                                      1,446,392     1,351,150
     Prepaid expenses and other
       current assets                                    85,901        40,889
                                                     ----------    ----------
         Total current assets                         3,465,974     3,767,787

Property and equipment, net                           1,750,221     1,648,798
Cash equivalents restricted under
  credit facility                                       290,010       279,518
Deposits and other assets                                22,905        16,796
                                                     ----------    ----------
                                                     $5,529,110    $5,712,899
                                                     ==========    ==========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

Current liabilities:
     Current portion of term loans                   $  120,000    $  120,000
     Current portion of obligations
       under capital leases                             119,180            --
     Line of credit borrowings                        1,844,040            --
     Accounts payable and accrued expenses            1,292,338     1,747,366
     Income taxes payable                               158,208       222,315
     Loans from related parties                         120,893       160,980
                                                     ----------    ----------
         Total current liabilities                    3,654,659     2,250,661

Term loans, net of current portion                      290,000       380,000
Capital leases, net of current portions                 252,813            --
Line of credit borrowings                                    --     2,339,216
                                                     ----------    ----------
         Total liabilities                            4,197,472     4,969,877
                                                     ----------    ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per
       share; 10,000,000 shares
       authorized; none issued                               --            --
     Common stock, par value $.001 per
       share; 30,000,000 shares authorized,
       3,999,650 shares issued and
       outstanding                                        4,000         4,000
     Additional paid-in capital                         743,985       743,985
     Retained earnings
       (accumulated deficit)                            583,653        (4,963)
                                                     ----------    ----------
         Total stockholders' equity                   1,331,638       743,022
                                                     ----------    ----------
                                                     $5,529,110    $5,712,899
                                                     ==========    ==========

                  See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (Unaudited)

                                         Three Months Ended July 31,        Nine Months Ended July 31,
                                         ---------------------------      ----------------------------
                                            2002             2001             2002            2001
                                         ----------       ----------      -----------     ------------
Net sales                                $4,235,939       $4,764,952      $12,770,784     $15,465,450

Cost of sales                             3,035,075        4,085,608        9,401,824      12,216,240
                                         ----------       ----------      -----------     -----------

Gross profit                              1,200,864          679,344        3,368,960       3,249,210
                                         ----------       ----------      -----------     -----------
Operating expenses:
     Selling and administrative             677,232          627,721        1,975,554       1,966,404
     Officers' salaries                      98,536           78,750          273,131         236,250
                                         ----------       ----------      -----------     -----------
         Totals                             775,768          706,471        2,248,685       2,202,654
                                         ----------       ----------      -----------     -----------

Income (loss) from operations               425,096          (27,127)       1,120,275       1,046,556
                                         ----------       ----------      -----------     -----------
Other income (expense):
     Interest expense, net                  (38,509)         (39,198)        (122,170)       (203,702)
     Other income                                --           47,000               --          47,000
                                         ----------       ----------      -----------     -----------
         Totals                             (38,509)           7,802         (122,170)       (156,702)
                                         ----------       ----------      -----------     -----------

Income (loss) before income taxes           386,587          (19,325)         998,105         889,854

Provision (credit) for income taxes         151,488           (7,000)         409,489         409,000
                                         ----------       ----------      -----------     -----------

Net income (loss)                        $  235,099       $  (12,325)     $   588,616     $   480,854
                                         ==========       ==========      ===========     ===========

Basic earnings per share                 $      .06       $       --      $       .15     $       .12
                                         ----------       ----------      -----------     -----------
Basic weighted average common
  shares outstanding                      3,999,650        3,999,650        3,999,650       3,999,650
                                         ----------       ----------      -----------     -----------

                  See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002          2001
                                                        ---------     ---------
Operating activities:
     Net income                                         $ 588,616     $ 480,854
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
         Depreciation and amortization                    204,618       189,000
         Deferred income taxes                                 --       (92,000)
       Changes in operating assets
         and liabilities:
         Due from broker                                  (22,079)     (176,476)
         Accounts receivable                              362,222       366,346
         Inventories                                      (95,242)      165,553
         Prepaid expenses and other
           current assets                                 (45,012)       11,647
         Deposits and other assets                         (6,109)        8,996
         Income taxes payable                             (64,107)           --
         Accounts payable and
           accrued expenses                              (455,028)     (720,881)
                                                        ---------     ---------
              Net cash provided by
                operating activities                      467,879       233,039
                                                        ---------     ---------
Investing activities - purchases of
  property and equipment                                 (306,041)      (57,499)
                                                        ---------     ---------
Financing activities:
  Proceeds from term loan                                      --       407,885
  Principal payments on term loan                         (90,000)      (70,000)
  Increase in cash equivalents
    restricted under credit facility                      (10,492)      (14,188)
  Net repayments under bank line of credit               (495,176)     (271,489)
  Funding for capital lease obligation                    383,764            --
  Principal payments of obligations
    under capital leases                                  (11,771)      (46,161)
  Advances from (repayments to)
    related parties                                       (40,087)      (92,272)
                                                        ---------     ---------
             Net cash used in financing activities       (263,762)      (86,225)
                                                        ---------     ---------

Net increase (decrease) in cash                          (101,924)       89,315

Cash, beginning of period                                 199,434       153,844
                                                        ---------     ---------

Cash, end of period                                     $  97,510     $ 243,159
                                                        =========     =========
Supplemental disclosure of cash flow data:
    Interest paid                                       $ 125,644     $ 208,159
                                                        ---------     ---------
    Income taxes paid                                   $ 249,190     $ 131,811
                                                        ---------     ---------

                  See Notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

      Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2002 and its results of operations and its cash flows for the nine and three months ended July 31, 2002, and 2001. Information included in the balance sheet as of October 31, 2001 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the three and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

NOTE 3 - INVENTORIES:

      Inventories at July 31, 2002 and October 31, 2001 consisted of the following:

                                               July 31,         October 31,
                                                 2002              2001
                                              ----------        -----------
      Packed coffee                           $  397,013        $  364,861
      Green coffee                               661,292           566,873
      Packaging supplies                         388,087           419,416
                                              ----------        ----------
      Totals                                  $1,446,392        $1,351,150
                                              ==========        ==========

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (Unaudited)

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

      At July 31, 2002, the Company held options (generally with terms of two months or less) covering an aggregate of 3,375,000 pounds of green coffee beans at a price of $.50 to $.53 per pound. The fair market value of these options, which value was obtained from a major financial institution, was $20,663 at July 31, 2002.

      The Company also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2002, the Company held futures contracts for the purchase of 3,300,000 pounds of coffee at an average price of $.49 per pound for various September 2002 contracts. The market price of coffee applicable to such contracts was $.47, per pound at that date.

NOTE 5 - LINE OF CREDIT:

      The outstanding balance under a line of credit agreement with a bank was $1,844,040 at July 31, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity.

NOTE 6 - OBLIGATION UNDER CAPITAL LEASES:

      The Company is a lessee of machinery and equipment under a capital lease which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $2,538 for the quarter ended July 31, 2002.

      At July 31, 2002, assets held under capital lease are as follows:


      Machinery and equipment                                 $426,404
      Less: accumulated depreciation                            (2,538)
                                                              --------
                                                              $423,866
                                                              ========

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (Unaudited)

NOTE 6 - OBLIGATION UNDER CAPITAL LEASE (continued):

      Minimum annual future lease payments under the capital lease as of July 31, 2002 and for each of the next four years and in the aggregate are:

              Year ended October 31,
                        2002                                   $ 35,312
                        2003                                    141,249
                        2004                                    141,249
                        2005                                     94,165
                                                               --------
             Total minimum lease payments                       411,975
             Less:  amount representing interest                (39,982)
                                                               --------
             Present value of minimum lease payments            371,993
             Less:  current portion                            (119,180)
                                                               --------
             Long-term portion                                 $252,813
                                                               ========

      The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

NOTE 7 - EARNINGS PER SHARE:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the nine months ended July 31, 2002 and 2001.

NOTE 8 - MAJOR CUSTOMERS:

      For the nine months ended July 31, 2002, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $2,475,000 and $2,101,000 and the corresponding accounts receivable at July 31, 2002 from these customers were approximately $170,000 and $101,000 respectively.

NOTE 9 - MAJOR SUPPLIERS:

      During the nine months ended July 31, 2002, purchases from one supplier was in excess of 10% of the Company's total purchases and aggregated approximately $2,634,400. At July 31, 2002, the approximate amount due to this supplier included in accounts payable was $70,400.

NOTE 10 - ADDITIONAL CAPITAL (FINDER'S FEE AGREEMENT):

      On July 26, 2002, the Company entered into an agreement with Richmond Hillcrest & Co., Inc. and Ladenburg Thalmann & Co. Inc. (collectively "Managing Underwriters") for the Managing Underwriters to serve as the Company's exclusive financial advisors and Managing Underwriters for 12 months. The main function of the Managing Underwriters is to facilitate a public offering of the Company's common stock and raise between $5 - $10 million. The Managing Underwriters will have the right to purchase for a period of forty-five days following the public offering up to an additional fifteen percent of the number of shares of common stock offered to the public by the Company, at the public offering price less the underwriting discount (ten percent) to cover overallotments. The Company will pay an upfront fee of $35,000 to defray some of the due diligence expenses related to the public offering. The Company also agrees to sell to the Managing Underwriters for an aggregate of $100, warrants to purchase up to ten percent of the shares being offered at 120% of the offering price. The warrant shall be exercisable for a period of five years and contain provisions for cashless exercise, antidilution and piggyback registration rights.

      If the public offering is successfully completed, the Company shall pay to the Managing Underwriters a non-accountable expense allowance equal to three percent of the gross proceeds derived form the public offering including any proceeds derived from the over-allotment.

      This agreement supercedes the prior letter of intent entered into by the Company with Richmond Hillcrest & Co.

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

      o     our success in implementing our business strategy;

      o     our ability to attract and retain customers;

      o our success in expanding our market presence in new geographic regions;

      o the effects of competition from other coffee manufacturers and other beverage alternatives;

      o     changes in tastes and preferences for or the consumption of coffee;

      o     our ability to obtain additional financing; and

      o     other risks which we identify in future filings with the SEC.

      You are strongly encouraged to consider these factors when evaluating forward-looking statements in this quarterly report. Coffee Holding undertakes no responsibility to update any forward-looking statements contained in this report.

Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

Nine Months Ended July 31, 2002 Compared to the Nine Months Ended July 31, 2001

      Net sales totaled $12,770,784 for the nine months ended July 31, 2002, a decrease of $2,694,666 or 17.4% from $15,465,450 in the nine months ended July 31, 2001. The decrease in net sales reflects the significant decline in the price of coffee over the prior period and the effect of the economic downturn in the United States in general.

      The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 12.5% to 225 during the nine months ended July 31, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start-up ventures. Since management believes that the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will expand in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's sales prices decreased steadily throughout fiscal 2001 due to the decline in the price of green coffee. Commencing in late 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of the third quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Sales prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee sales prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as national brands cut their prices in order to increase market share. The decrease in national brand prices made private label coffee less attractive to consumers compared to these national brands. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in the nine months ended July 31, 2002 was $9,401,824, or 73.6% of net sales, as compared to $12,216,240, or 79.0% of net sales in the nine months ended July 31, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee for the remainder of fiscal 2002 and for fiscal 2003. The historically low price of coffee allowed Coffee Holding to replace its existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. Coffee Holding believes that its more favorable inventory position will allow it to increase its sales and margins if coffee prices begin to rise.

      Coffee Holding's gross profit in the first nine months of fiscal 2002 was $3,368,960, an increase of $119,750, or 3.7%, from $3,249,210 in the nine months ended July 31, 2001. Gross profit as a percentage of net sales increased by 5.4% to 26.4% in the first nine months of fiscal 2002 from 21.0% in fiscal 2001. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, Coffee Holding believes that its increased inventory position will allow it to increase its sales and margins if coffee prices begin to rise.

      Total operating expenses increased 46,031, or 2.1%, to $2,248,685 in the first nine months of fiscal 2002 from $2,202,654 in the first nine months of fiscal 2001 due primarily to an increase in officers' salaries. Officers' salaries were $273,131 in the first nine months of fiscal 2002, an increase of $36,881 from $236,250 for in the nine months ended July 31, 2001. Selling and administrative expense also increased $9,150 during the period. Coffee Holding expects advertising and promotional expenses to increase in the future as Coffee Holding participates in national and regional shows to promote its brands and its private label products. As a percentage of net sales, total operating expenses increased 3.4% from 14.2% in the nine months ended July 31, 2001 to 17.6% in the nine months ended July 31, 2002. This change reflects the fact that many components of selling and administrative expenses, including shipping costs, remained flat as the dollar value of sales decreased.

      Interest expense, net of interest income, decreased $81,532, or 40.0%, from $203,702 in the nine months ended July 31, 2001 to $122,170 in the nine months ended July 31, 2002. The decrease was attributable to a decline in the average borrowings outstanding on its line of credit with Wells Fargo Business Credit and on the term loan. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on Coffee Holding's outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, Coffee Holding's rate of interest payable on its outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      Coffee Holding had income before taxes of $998,105 in the first nine months of fiscal 2002 compared to income before taxes of $889,854 in the first nine months of fiscal 2001. The increase was attributable primarily to the increase in gross profit.

      Coffee Holding's provision for income taxes for the nine months ended July 31, 2002 totaled $409,489 compared to $409,000 for the nine months ended July 31, 2001. As a result, Coffee Holding had net income of $558,616, or $.15 per share, in the first nine months of fiscal 2002 compared to net income of $480,854, or $.12 per share, in the first nine months of fiscal 2001.

Three  Months  Ended July 31, 2002  Compared to the Three  Months Ended July 31,
2001

      Net sales totaled $4,235,939 for the three months ended July 31, 2002, a decrease of $529,013 or 11.1% from $4,764,952 in the three months ended July 31, 2001. The decrease in net sales reflects the significant decline in the price of coffee over the prior period and the effect of the economic downturn in the United States in general. However, although the price of coffee remains at historically low levels, declines in the price of coffee have slowed in recent months. Coffee Holding believes that its net sales will increase as coffee prices begin to rise.

      The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 4.7% to 225 during the three months ended July 31, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start-up ventures. Since management believes that the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will expand in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's sales prices decreased steadily throughout fiscal 2001 due to the decline in the price of green coffee. Commencing in late 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of the third quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Sales prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee sales prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. Coffee Holding also experienced some pricing pressure in the private label area as national brands cut their prices in order to increase market share. Coffee Holding is unable to predict how long and to what extent pricing pressure in the private label area will continue.

      Cost of sales in the three months ended July 31, 2002 was $3,035,075, or 71.7% of net sales, as compared to $4,085,608, or 85.7% of net sales in the three months ended July 31, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, Coffee Holding is unable to predict the purchase price of green coffee for the remainder of fiscal 2002 and for fiscal 2003. The historically low price of coffee allowed Coffee Holding to replace its existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. Coffee Holding believes that its more favorable inventory position will allow it to increase its sales and margins if coffee prices begin to rise.

      Coffee Holding's gross profit in the third quarter of fiscal 2002 was $1,200,864, an increase of $521,520, or 76.8%, from $679,344 in the three months ended July 31, 2001. Gross profit as a percentage of net sales was 28.3% in the third quarter of fiscal 2002 compared to 14.3% for the same period in fiscal 2001. Margins were particularly favorable in gourmet green coffee sales and private label coffee sales as pricing in these areas decreased more slowly relative to the decrease in coffee purchase prices. Coffee Holding also believes that continued growth in coffee sales to food service businesses, which typically have higher gross profit margins than other lines of business, will result in additional increases in overall gross profit margins. As discussed above, Coffee Holding believes that its more favorable inventory position will allow it to increase its sales and margins if coffee prices begin to rise.

      Total operating expenses increased $69,297, or 9.8%, to $775,768 in the third quarter of fiscal 2002 from $706,471 in the second quarter of fiscal 2001 due primarily to increases in selling and administrative expenses and officers' salaries. Selling and administrative expenses were $677,232 in the third quarter of fiscal 2002, an increase of $49,511, or 7.9%, from $627,721 in the third quarter of 2001. Coffee Holding expects advertising and promotional expenses to increase in the future as Coffee Holding participates in national and regional shows to promote its brands and its private label products. As a percentage of net sales, total operating expenses increased from 14.8% in the three months ended July 31, 2001 to 18.3% in the three months ended July 31, 2002. This increase reflects the fact that many components of selling and administrative expenses, including shipping costs, increased as the dollar value of sales decreased. Officers' salaries increased $19,786, or 25.1%, from the prior period due to salary increases.

      Coffee Holding had income before taxes of $386,587 in the third quarter of fiscal 2002 compared to a net loss before taxes of $19,325 in the third quarter of fiscal 2001. The increase was attributable primarily to the increase in gross profit.

      Coffee Holding's provision for income taxes for the three months ended July 31, 2002 totaled $151,488 compared to a credit of $7,000 for the three months ended July 31, 2001. As a result, Coffee Holding had net income of $235,099, or $.06 per share, in the third quarter of fiscal 2002 compared to a net loss of $12,325, or $.03 per share, in the third quarter of fiscal 2001.

Liquidity and Capital Resources

      As of July 31, 2002, Coffee Holding had a working capital deficit of approximately $189,000, which represented a $1,706,000 decrease from its working capital of approximately $1,517,000 as of October 31, 2001, and a total stockholders' equity of $1,331,638, which increased by $588,616 from its total stockholders' equity of $743,022 as of October 31, 2001. Coffee Holding's working capital decreased primarily as a result of the reclassification of the line of credit borrowing to a short term obligation. If extended pursuant to the terms of the line of credit this obligation would be reclassified as a long-term obligation in future periods.

      As of November 29, 2000, Coffee Holding extended the maturity of its credit facility with Wells Fargo Business Credit from November 20, 2000 until November 20, 2002, and amended certain terms of the facility. The credit facility, as amended, provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of Coffee Holding's eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .5% (an effective rate of 5.25% at July 31, 2002). Interest on the term loan is payable monthly at the prime rate plus .75% (an effective rate of 5.50% at July 31, 2002). Principal payments on the term loan are payable monthly at $10,000. Andrew Gordon and David Gordon, directors and officers of Coffee Holding, each have guaranteed borrowings under the credit facility up to $500,000.

      As of July 31, 2002, the line of credit had an outstanding balance of $1,844,040 as compared to an outstanding balance of $2,339,216 at October 31, 2001. The outstanding balance under the term loan was $410,000 as of July 31, 2002, and was $500,000 at October 31, 2001. Coffee Holding had on deposit $290,010 in a cash collateral account to secure the outstanding borrowings under the credit facility. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as short-term liabilities in Coffee Holding's July 31, 2002 balance sheet based on the amended terms of the credit facility whereby Coffee Holding may either defer payments until, or make installment payments, through November 20, 2002. This amount is being reflected as short term since the agreement expires in November of 2002. The agreement does however call for automatic two year extension privileges if written cancellation notice has not been received within sixty days prior to maturity. Coffee Holding was in compliance with all required financial covenants at July 31, 2002.

      Coffee Holding had loans payable to its stockholders, all of whom are members of the Gordon family, of $120,893 at July 31, 2002. The loans are due on demand and currently bear interest at 10% per annum. Coffee Holding borrows from its stockholders, from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In the first nine months of fiscal 2002, Coffee Holding's operating activities provided net cash of approximately $467,879 as compared to the first nine months of fiscal 2001 when net cash provided by operating activities was approximately $233,039. The improved cash flow from operations in the first nine months of fiscal 2002 was primarily due to the fact that only $455,028 was used to pay down accounts payable and accrued expenses in the first nine months of 2002 as compared to a $720,881 outlay of cash for these items in the first nine months of 2001 and that the $154,397 decrease in cash payable to commodities brokers for the nine months ended July 31, 2002 from $205,188 for the nine months ended July 31, 2001. This was partially offset by a $260,795 increase in cash used on purchasing inventory. The historically low price of coffee allowed Coffee Holding to replace its existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. Coffee Holding believes that its more favorable inventory position will allow it to increase its sales and margins in the event that coffee prices begin to rise.

      During the nine months ended July 31, 2002, Coffee Holding used $306,041 of its cash resources to purchase property and equipment. Coffee Holding purchased a state-of-the-art double line brick pack machine at a cost of approximately $400,000 in fiscal 2002. The machine will allow Coffee Holding to increase its production capacity and diversify its product mix. In addition, Coffee Holding leases machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8 1/3% per annum. Under the terms of the capital lease, Coffee Holding's minimum annual future lease payments are $35,312, $141,249, $141,249 and $94,165 for the three months ended October 31, 2002 and for the years ended October 31, 2003, 2004 and 2005, respectively. Management does not expect to incur other significant capital expenditures in fiscal 2002.

      Coffee Holding also used $263,762 of cash in financing activities in the nine months ended July 31, 2002, including $495,176 to reduce its bank line of credit, $90,000 in payments on the term loan and $40,087 in the repayment of principal and interest on loans to related parties.

      Coffee Holding expects to fund its operations, including paying its liabilities, funding capital expenditures and making required payments on its debts, in fiscal 2003 through cash provided by operating activities. Coffee Holding expects that it will generate sufficient cash to continue its business for the next twelve months. In addition, an increase in eligible accounts receivable and inventory would permit Coffee Holding to make additional borrowings under its line of credit. Coffee Holding also believes it could, if necessary, obtain additional loans by mortgaging its headquarters and is considering raising additional capital.

      Coffee Holding has signed a letter of intent with Ladenburg Thalmann & Co. Inc. and Richmond Hillcrest & Co., Inc. (the "Co-Managing Underwriters") to offer shares of its common stock in a firm commitment public offering to be underwritten by the Co-Managing Underwriters. The proposed public offering is expected to raise between $5.0 million and $10.0 million in gross proceeds for Coffee Holding. Although Coffee Holding expects that it will generate sufficient cash to continue its business for the next twelve months without raising additional capital, it believes that the proceeds of the public offering would allow it to expand its business by pursuing strategic opportunities, expanding its geographic presence, adding niche products and developing its food service business. Coffee Holding cannot assure you that the public offering will be completed under terms acceptable to it, or at all.

Market Risks

      Market risks relating to Coffee Holding's operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      Coffee Holding is subject to market risk from exposure to fluctuations in interest rates. At July 31, 2002, Coffee Holding's debt consisted of approximately $121,000 of fixed rate debt and approximately $2,254,040 of variable rate debt under its revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 5.25% (or .5% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 5.50% (or .75% above the prime rate) above the prime rate. Coffee Holding does not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2002, although there can be no assurance that interest rates will not significantly change.

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

      At July 31, 2002, Coffee Holding held options (generally with terms of two months or less) covering an aggregate of 3,375,000 pounds of green coffee beans at a price of $.50 to $5.25 per pound. The fair market value of these options, which was obtained from a major financial institution, was $20,663 at July 31, 2002.

      Coffee Holding also holds futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2002, Coffee Holding held futures contracts for the purchase of 3,300,000 pounds of coffee at an average price of $.49 per pound for various September 2002 contracts. The market price of coffee applicable to such contracts was $.47, per pound at that date.

                          Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      In the ordinary course of its business, Coffee Holding is a party to litigation involving its operations. Coffee Holding does not believe that the outcome of any current litigation will have a material adverse effect upon its business, financial condition or results of operations.

      On July 1, 2002, Juemin Chu, Rose-Marie Fox, and Joel Schonfeld, Esq., shareholders of Coffee Holding, filed a complaint against Andrew Gordon, President, Chief Executive Officer, Treasurer and a director of the Company, David Gordon, Executive Vice President, Secretary and a director of the Company and Gerard Decapua, a director of the Company in the Supreme Court of the State of New York, Kings County, styled JUEMIN CHU, ROSE-MARIE FOX AND JOEL SCHONFELD, ESQ. v. ANDREW GORDON, DAVID GORDON AND GERARD DECAPUA. The plaintiffs, who invested an aggregate of approximately $1,500 in Coffee Holding's predecessor company, Transpacific International Group Corp., allege unreasonable restrictions on the transfer of shares, breach of contract and fraud relating to the defendants' refusal to register Coffee Holding under the Securities Exchange Act of 1934, as amended, and to establish a public market for Coffee Holding common stock. The lawsuit seeks to compel the defendants to register Coffee Holding under the Securities Exchange Act of 1934, as amended, and establish a public market for Coffee Holding common stock and money damages in the amount of $750,000 together with unspecified interest, costs and disbursements. The defendants filed a motion to dismiss the lawsuit on July 29, 2002. The motion to dismiss was argued on September 13, 2002 but no decision on the motion has been yet been made. Coffee Holding and the defendants believe that the lawsuit is meritless and will continue to vigorously defend themselves against the allegations.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Coffee Holding's President and Chief Executive Officer (and principal accounting officer) has furnished statements relating to its Form 10-QSB for the periods ended July 31, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          99.1 Section 906 of the Sarbanes-Oxley Act of 2002 - CEO Certification

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Coffee Holding Co., Inc.
                                       ------------------------------------
                                       (Registrant)

                                       By: /s/ Andrew Gordon
                                           ------------------------------------
                                           Andrew Gordon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)

September 13, 2002

                                 CERTIFICATIONS

      I, Andrew Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coffee Holding Co, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002         /s/ Andrew Gordon
                                  ------------------------------------
                                  Andrew Gordon
                                  President and Chief Executive Officer
                                  (Principal Executive Officer and Principal
                                  Accounting Officer)