Form 10KSB
period 2002-10-31
COFFEE HOLDING CO INC
filed 2003-02-13
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant cannot be determined as the common stock is not quoted or listed on any quotation system or market.

As of October 31, 2002, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS

                                                                            Page

PART I

       ITEM 1.  DESCRIPTION OF BUSINESS........................................1

       ITEM 2.  PROPERTIES....................................................10

       ITEM 3.  LEGAL PROCEEDINGS.............................................11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

PART II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................11

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................12

       ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................17

       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................17

PART III

       ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF COFFEE HOLDING CO., INC...17

       ITEM 10. EXECUTIVE COMPENSATION........................................20

       ITEM 11. SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.........................................21

       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................21

PART IV

       ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................22

SIGNATURES....................................................................24

CERTIFICATIONS................................................................25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      We are a leading integrated wholesale coffee roaster and dealer on the East Coast. We are the one of the few coffee companies that offers a broad array of branded and private label roasted ground coffees and wholesale green coffee across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are uniquely positioned to profitably grow and endure potential coffee price volatility throughout all cycles of the coffee market and all economic conditions.

      Our products can be divided into three categories:

      o     Branded Coffee;

      o     Private Label Coffee; and

      o     Wholesale Green Coffee.

      We conduct wholesale coffee operations in accordance with strict freshness and quality standards. Our primary business is roasting, blending, packaging and distributing coffee for sale under private labels for companies throughout the United States and Canada. We also sell unprocessed green coffee to specialty gourmet roasters throughout the United States. We sell over 50 types of coffee from all over the world at various price points to wholesale customers primarily located throughout the United States and Canada, including supermarket, wholesaler and individually owned and multi-unit retail store customers.

      We have been a family owned and operated business for three generations. Throughout this time, we have remained committed to the purchase of high quality coffee beans, which we deep roast for full flavor using a slow roasting process and ship to most of our wholesale customers within 72 hours of roasting to ensure freshness. With our rich offering of coffee blends, we believe that we have developed a loyal customer base.

      We were originally incorporated in New York in 1971. Pursuant to an Agreement and Plan of Merger between us and Transpacific International Group Corp., we merged with and into Transpacific International Group Corp. in February, 1998, with Transpacific being the surviving corporation. After the merger, Transpacific changed its name to The Coffee Holding Co., Inc.

      Our address is 4401 First Avenue, Brooklyn, New York 11232-0005. Our telephone number is 718-832-0800. You can also reach us at www.coffeeholding.com.

Industry Overview

      Almost 52% of adult-aged Americans drink some type of coffee and on average they drink 3.2 cups per day, according to the National Coffee Association's 2001 study. The United States coffee market consists of two distinct product categories:

      o     commercial ground roast, mass-merchandised coffee; and

      o specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

      Specialty coffee, or what is sometimes called gourmet coffee, is coffee roasted using mainly high quality Arabica beans. The Arabica bean is widely considered in the industry to be superior to its counterpart, the Robusta bean, which is used mainly in non-specialty coffee. High quality Arabica beans usually grow at high elevations, absorb little moisture and mature slowly. These factors result in beans with a mild aroma and a bright, pleasing flavor that is suitable for specialty coffee.

      Based on estimates supplied by the Specialty Coffee Association of America, sales of brewed, whole bean and ground specialty coffee totaled approximately $10.7 billion in 2001 as compared to $7.5 billion in 1999. Aiding this growth has been the increase in the number of specialty coffee retail outlets, which grew from 1,650 units in 1991 to over 13,500 in 2001, as reported by the Specialty Coffee Association of America.

      We believe that several factors have contributed to the increase in demand for gourmet coffee including:

      o greater consumer awareness of gourmet coffee as a result of its increasing availability;

      o increased quality differentiation over commercial grade coffees by consumers;

      o increasing demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

      o the overall low price of Arabica coffee beans, which has allowed consumers to afford higher end specialty 100% Arabica coffees; and

      o ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

      Although the overall coffee industry is mature, the specialty green coffee market represents the fastest growing segment of the coffee industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. According to the Specialty Coffee Association of America, the number of gourmet coffee houses has grown from 1,650 in 1991 to approximately 13,500 in 2001 and is projected to increase to 18,000 by 2015.

Our Competitive Strengths

      Our objective is to become a leading wholesaler of branded and private label coffee across multiple price points as well as a leading seller of unprocessed green coffees. To achieve the objective, we intend to leverage the following competitive strengths:

      Profitability Across All Price Levels and Economic Conditions. We are the only wholesale coffee company which offers a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points. Since we sell several of our branded and private label roasted ground coffees at each of the premium, mainstream and value price levels, our profitability does not depend on sales to any one small segment of coffee market, such as premium specialty coffee and is less sensitive to economic conditions and potential volatility in the price of coffee. As a result, we believe we are uniquely positioned to profitably grow and endure potential coffee price volatility throughout all cycles of the coffee market and economic conditions.

      Portfolio of Differentiated Branded Coffees. We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually-owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian style espresso, 100% Colombian coffee and blended coffee. Cafe Caribe, our leading name brand by revenue, is a specialty espresso coffee targeting the Latin American consumer market, which we believe is the fastest growing demographic in the coffee market. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers in the United States consume up to four times more coffee than other non-Hispanic coffee drinkers and tend to be more brand loyal than other coffee drinkers. We have signed a letter of intent to license the marketing rights to four United States retail coffee brands (Martinson, Savarin, Brown Gold, and Beech-Nut) and all existing slotting allowances, trade names, trademarks, service marks, recipes and customer lists associated with these brands. Currently, our highest net profit margin is on our branded coffees. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

      Wholesale Green Coffee Market Presence. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As the largest roaster/dealer of green coffee on the East Coast, we are favorably positioned to increase our specialty coffee sales. We are a charter member of the Specialty Coffee Association of America and the largest distributor of Swiss water processed decaffeinated coffees along the Eastern seaboard. We also have a 10-year relationship with our largest wholesale green coffee customer, Green Mountain Coffee Roasters (Nasdaq: GMCR). We believe that our relationships with various wholesale green coffee customers, including Green Mountain, and our focus on selling green coffee on a wholesale basis has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive specialty retail coffee environment. We currently have relationships with approximately 225 wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers.

      Capacity For Growth. We have made capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products. At present, we are operating at approximately 70% of our annual roasting capacity. In addition, we believe we have ample resources to increase green coffee sales without any significant additional infrastructure investment. We also have the ability to use independent coffee brokers to enhance our sales of branded and green coffee. We believe that additional facilities, increased investment in equipment and increased worker shifts could further increase production capacity.

      Strong Company Culture. We have been a family owned and operated business for three generations. Throughout this time, we have remained profitable through all cycles in the coffee industry and the economy. Our management team and many of our key employees have been working with us for over ten years. Our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

      Track Record of Successful Geographic Expansion. Until 1991, we sold our coffee products primarily in the northeastern United States. Since that time, through our commitment to quality and customer service, management expertise and the use of a network of independent coffee brokers, we have successfully expanded our sales westward throughout the United States to customers based in Illinois, Minnesota and Missouri, amongst others, especially in private label coffee and wholesale green coffee sales. Using the same commitment to quality and customer service, we plan to expand our sales of branded coffee products throughout the United States.

Our Growth Strategy

      We believe that significant growth opportunities exist for us by expanding into new geographical markets, increasing penetration with existing customers by adding new products, brands and distribution channels and pursuing selective acquisition, licensing and other strategic alliances. We intend to accomplish our strategy by:

      Selectively pursuing strategic opportunities. We seek to grow by acquiring coffee companies, acquiring or licensing brands or seeking other strategic alliances which would complement our business objectives.

      Developing our food service business. To date, we have had limited presence in the food service market. We plan to expand into the food service business to develop a new distribution channel for our products. Since 2001, we have hired two new full-time salespersons to market our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers.

      Adding niche products. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-brick, filter packs, instant cappuccinos and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

      Expanding our geographical presence. We intend to expand the market presence of our branded products outside our primary northeastern United States market by building upon our existing network of brokers and independent distributorships and through acquisitions, licensing agreements and other strategic alliances. We recently established relationships with additional independent sales brokers to market our products on a national scale. In addition, we are warehousing specialty green coffee in New Orleans, Louisiana to expand our United States presence in the South, Southwest and West. We believe that our presence in New Orleans will allow us to capture additional customers in areas where potential customers are reluctant to pay the higher freight costs associated with shipping our products from New York City.

      Enhancing and developing customer relationships. We believe that our product mix will enable us to profitably grow and endure commodity price volatility inherent in the coffee futures market. We seek to achieve conservative growth by enhancing and developing long-term relationships with our customers and by expanding our product lines to satisfy changing consumer tastes and preferences. By this strategy, we hope to establish and grow profitable business and capitalize on our commitment to quality and service and our personal contact with our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability. We will continue to evaluate opportunities for growth consistent with our business objectives.

Products

      Our products can be divided into three categories:

      o     Branded Coffee;

      o     Private Label Coffee; and

      o     Wholesale Green Coffee.

      Branded Coffee. We roast, grind and blend coffee according to our own recipes and package the coffee at our facility in Brooklyn, New York. We then sell the packaged coffee under our proprietary brand labels to supermarkets, wholesalers and individually owned stores throughout the United States, shipping directly from our factory or our bonded warehouses.

      Each of our name brands is directed at a particular segment of the consumer coffee market. Our branded coffees are: Cafe Caribe, Cafe Supremo, Don Manuel, Fifth Avenue and Via Roma. We have acquired trademark registration rights for each of our name brands. For further information regarding these trademark registration rights, see "Business--Trademarks and Domain Names."

      Cafe Caribe, our leading name brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers, in particular, the Latin American consumer market. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers consume up to four times more coffee than other coffee drinkers and tend to be more brand loyal than other coffee drinkers.

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

      Fifth Avenue is a blended coffee which has become popular as an alternative for consumers who purchase private label or national branded coffee. We also market this brand to wholesalers which do not wish to undertake the expense of developing a private label coffee program under their own name.

      Via Roma is an Italian-style espresso targeted at the more traditional espresso drinker.

      In fiscal 2002, sales of our branded coffees comprised approximately 9% of our sales revenues, compared to 8% in fiscal 2001.

      Private label coffee. From our facility in Brooklyn, New York, we roast, blend, package and distribute coffee under private labels for companies throughout the United States and Canada. Our private label coffee is distributed in cans and brick packs in a variety of sizes. As of October 31, 2002, we supplied coffee to approximately 35 different wholesale and retail companies, including two of the largest wholesalers in North America based on total sales according to Private Label magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.

      In the year ended October 31, 2002, approximately 42% of our sales revenue came from private label coffee sales, compared to 48% of revenues in fiscal 2001.

      Wholesale Green Coffee. Although the overall coffee market is mature, the specialty green coffee market represents the fastest growing area of the industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As the largest roaster/dealer of green coffee on the East Coast, we are favorably positioned to increase our specialty coffee sales. We are a charter member of the Specialty Coffee Association of America and the largest distributor of Swiss water processed decaffeinated coffees along the Eastern seaboard. We have a 10-year relationship with our largest wholesale green coffee customer, Green Mountain Coffee Roasters (Nasdaq: GMCR). We believe that these relationships and our focus on selling green coffee on a wholesale basis has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive specialty retail coffee environment.

      We currently have relationships with approximately 225 wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States. We carry over 50 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from warehouses to the small roasters and gourmet coffee shop operators which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) depending on the size and needs of the customer. We believe that we can increase sales in the wholesale green coffee segment of the coffee market without venturing into the already competitive retail specialty coffee environment. We believe that we can be as profitable or more profitable than other major specialty roasters by selling coffee "one bag at a time" rather than "one cup at a time."

      In fiscal 2002, wholesales of green coffee beans accounted for approximately 49% of our sales revenues compared to approximately 50% of revenues came from such sales in fiscal 2001.

      We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-brick, filter packs and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for coffee beans on the commodities market as of October 31, 2002 was $.66 per pound.

      We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda, among others. In fiscal 2002, substantially all of our purchases were from approximately ten dealers. The ten vendors accounted for 89% of total product purchases. One of these vendors, Rothfos Corporation, accounted for 33% of total purchases. This vendor accounted for approximately $128,700 of our accounts payable at October 31, 2002. An employee of this vendor is one of our directors. Purchases from that vendor totaled approximately $3,415,200 and $2,243,000 in 2002 and 2001, respectively. We do not believe that the loss of any one vendor would have a material adverse effect on our operations due to the availability of alternate suppliers.

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Supply and price can be affected by many factors such as weather, politics and economics in the coffee exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. However, there can be no assurance that we will be successful in passing coffee price increases to customers without losses in sales volume or margin. Drastic or prolonged increases in coffee prices could also adversely impact our business as it could lead to a decline in overall consumption of coffee.

Similarly, rapid decreases in the cost of coffee beans could force us to lower our sales prices before realizing cost reductions in our purchases. In addition, a worldwide supply shortage of gourmet coffee beans could have an adverse impact on us.

      Gourmet green coffee, unlike most coffee, does not trade directly to commodities markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.

      From time to time, we engage in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and to supplement our supply of coffee, if necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commodity Price Risks."

Trademarks and Domain Names

      We hold trademarks, registered with the United States Office of Patent and Trademark for all five of our proprietary coffee brands. Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations. We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

      We sell our private label and our branded coffee to several prominent wholesalers, including Supervalu, Nash Finch and Topco/Shurfine. Sales to Supervalu amounted to 17% and 21% of our net sales for the year ended October 31, 2002 and the year ended October 31, 2001, respectively. Sales to these three companies in the aggregate accounted for approximately 27% and 31% of our total net sales for these periods, respectively. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 18% and 17% of our total sales for the year ended October 31, 2002 and the year ended October 31, 2001, respectively.

      We historically have had short-term contracts with some of these customers (generally one to two years in duration). Although we believe that we have a strong mutually beneficial relationship with those companies, there can be no assurance that these relationships will continue. We currently have agreements with three of our wholesale customers (Supervalu, Cub Foods and Shurfine Central) in which we are the supplier at fixed prices for lines of private label ground coffee. We are the exclusive supplier for these three customers. The loss of any one of these relationships would likely have a material adverse effect on our business and results of operations.

      Although our agreements with wholesale customers generally contain only pricing terms, our contract with Supervalu also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2001 and fiscal 2002. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices surge significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. In addition, during fiscal 2001 and fiscal 2002, the historically low price of coffee allowed us to replace our existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. We believe that our more favorable inventory position will allow us to increase its sales and margins if coffee prices begin to rise.

Marketing

      We market our private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers. We also use our web site (www.coffeeholding.com) as a method of marketing ourselves and our coffee products.

      For our private label and brand coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions and two-for-one sales.

      We believe that our unique and specialized product mix will enable us to profitably grow and endure potential commodity price volatility inherent in the coffee futures market. We seek to achieve conservative growth by enhancing and developing long-term relationships with our customers by expanding our product lines to satisfy changing consumer tastes and preferences. We hope to capitalize on our commitment to quality and service and our personal contact with our customers. We do not intend to compete on price alone nor do we intend to grow sales at the expense of profitability. We will continue to evaluate opportunities for growth consistent with our business strategy.

      We evaluate opportunities for growth consistent with our business objectives. We recently established relationships with additional independent sales brokers to market our products in the western United States, an area of the country where we have historically not marketed and sold our coffee. In addition, we have targeted the Latin American consumer market which is the fastest growing demographic in the coffee market. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers in the United States consume up to four times more coffee than other non-Hispanic coffee drinkers and tend to be more brand loyal than other coffee drinkers. We are currently negotiating with third-party brand managers that will focus exclusively on developing sales of our ethnic espresso brands.

      We plan to expand into the food service business to develop a new distribution channel for our products. Since 2001, we have hired two new full-time salespersons to market our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers.

      We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-brick, filter packs, instant cappuccinos and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

      We intend to expand the market presence of our branded products outside our primary northeastern United States market by building upon our existing network of brokers and independent distributorships and through acquisitions, licensing agreements and other strategic alliances. We recently established relationships with additional independent sales brokers to market our products on a national scale. In addition, we are now warehousing specialty green coffee in New Orleans, Louisiana in order to expand our presence in the South, Southwest and West. We believe that our presence in New Orleans will allow us to capture additional customers in areas where potential customers are reluctant to pay the higher freight costs associated with shipping our products from New York City.

      We are also seeking to grow by acquiring coffee companies or brands which would complement our business objectives.

Competition

      The coffee market is highly competitive. We compete with other suppliers and distributors of green coffee beans, whole bean coffees and roasted coffees. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets and a growing number of specialty coffee stores. Until 1991, we sold our coffee products primarily in the northeastern United States. Since that time, through our commitment to quality and customer service, management expertise and the use of a network of independent coffee brokers, we have successfully expanded our sales westward throughout the United States to customers based in Illinois, Minnesota and Missouri, amongst others, especially in private label coffee and wholesale green coffee sales. Using the same commitment to quality and customer service, we plan to expand our sales of branded coffee products throughout the United States.

We believe, however, that we compete primarily across product lines and that competition in regions in which we do not currently have significant market presence does not differ significantly from competition in those markets in which we currently do business.

      Brand Competition. Our proprietary brand coffees compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in the northeastern United States. The branded coffee market in both the northeast and elsewhere in the United States is dominated by three large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Sara Lee, who also market gourmet coffee in addition to non-gourmet coffee. Our large competitors have greater access to capital than us and have a greater ability to conduct marketing and promotions. We believe that, while our competitors' brands may be more recognizable nationwide, our proprietary brands are well recognized in the northeastern United States and are distinguished by their distinctive flavors. We believe we can successfully compete in the branded coffee market by, among other things, targeting Hispanic consumers.

      We intend to expand the market presence of our branded products outside our primary northeastern United States market by building upon our existing network of brokers, independent distributorships, gourmet specialty coffee distributors and in the future, third-party brand managers. We will also seek to expand the market presence of our branded products through acquisitions, licensing agreements and other strategic alliances. We do not believe that branded coffee competition in our targeted markets differs significantly from branded coffee competition in the northeastern United States. While our competitors' brands currently may be more recognizable than ours outside the northeastern United States, we believe that we can successfully expand the name recognition of our products by, among other things, emphasizing the distinctive flavor of our proprietary brands and targeting Hispanic consumers. In addition, we recently established relationships with additional independent sales brokers to market our products on a national scale. We also are warehousing specialty green coffee in New Orleans, Louisiana to expand our United States presence in the South, Southwest and West. We believe that our presence in New Orleans will allow us to capture additional customers in areas where potential customers are reluctant to pay the higher freight costs associated with shipping our products from New York City.

      Private Label Competition. There are approximately four major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitors are Kroger and the coffee division of Sara Lee. Both Kroger and Sara Lee are larger and have more financing and resources than we do and therefore are able to devote more resources to product development and marketing. However, because Kroger owns the stores in which it sells coffee and therefore competes directly with potential purchasers of its private label coffee, many customers will not purchase private label coffee from Kroger.

      We believe that we remain competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and delivering the coffee on time in the proper quantities. We also provide our private label customers with information on the coffee market on a regular basis. Private label coffee also competes with all of the branded coffee on the market. Sara Lee also produces branded coffees which compete directly with their private label products.

      Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than us. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Because we are also a roaster as well as a seller of green coffee, we can provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer a lower price for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because the gourmet green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our gourmet green coffee customers compete with our private label or branded coffee lines of business.

Government Regulation

      Our coffee roasting operations are subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then our product offerings could be limited.

      We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Employees

      We have 33 full-time employees, 25 of whom are employed in the areas of coffee roasting, blending and packaging and seven of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

ITEM 2. PROPERTIES

      We are headquartered at 4401 First Avenue, Brooklyn, New York where we own the land and an approximately 15,000 square foot building. The building houses our executive offices, as well as our plant where we roast, blend and package our coffee. We believe our headquarters are in good condition and have adequate insurance coverage.

      We also lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or shareholders. We will pay annual rent of $50,076 until August 31, 2003 and will pay annual rent of $53,582 from September 1, 2003 until the expiration of the lease on August 31, 2004.

      We also use a variety of independent, bonded commercial warehouses to store our green coffee beans.

      Our management believes that our facilities are adequate for our current operations and for our contemplated operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, we are a party to litigation involving our operations. We do not believe that the outcome of any current litigation will have a material adverse effect upon our business, financial condition or results of operations.

      On July 1, 2002, Juemin Chu, Rose-Marie Fox, and Joel Schonfeld, Esq., three of our shareholders, filed a complaint against Andrew Gordon, President, Chief Executive Officer, Treasurer and a director, David Gordon, Executive Vice President, Secretary and a director and Gerard DeCapua, a director, in the Supreme Court of the State of New York, Kings County, styled JUEMIN CHU, ROSE-MARIE FOX AND JOEL SCHONFELD, ESQ. v. ANDREW GORDON, DAVID GORDON AND GERARD DECAPUA. The plaintiffs, who invested an aggregate of $1,500 in our predecessor company, Transpacific International Group Corp., alleged unreasonable restrictions on the transfer of shares, breach of contract and fraud relating to the defendants' refusal to register our common stock under the Securities Exchange Act of 1934, as amended, to establish a public market for our common stock. The lawsuit sought to compel the defendants to register our common stock under the Securities Exchange Act of 1934, as amended, and establish a public market for our common stock and to pay money damages in the amount of $750,000, together with unspecified interest, costs and disbursements. The defendants filed a motion to dismiss the lawsuit on July 29, 2002. On December 10, 2002, the motion to dismiss was granted and the complaint was dismissed without prejudice. We and the defendants believe that the lawsuit was meritless.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not quoted or listed on any quotation system or market. No firm makes a market for the common stock. We have applied to list our common stock on the American Stock Exchange under the symbol "JVA." The number of registered holders of our common stock at October 31, 2002 was 472.

      In January 1998, prior to the date of the merger with Transpacific, while we were a privately held "S" corporation, we paid a distribution in the amount of $422,258 to our stockholders to pay personal income taxes. Since the January 1998 payment, we have never paid any cash dividends on our common stock and have no intention of doing so in the foreseeable future. In addition, under the terms of our credit facility with Wells Fargo Business Credit, we are prohibited from paying cash dividends without the lender's written consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward Looking Statements

      Some of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

      o the impact of rapid or persistent fluctuations in the price of coffee beans;

      o     fluctuations in the supply of coffee beans;

      o general economic conditions and conditions which affect the market for coffee;

      o our success in implementing our business strategy or introducing new products;

      o     our ability to attract and retain customers;

      o our success in expanding our market presence in new geographic regions;

      o the effects of competition from other coffee manufacturers and other beverage alternatives;

      o changes in tastes and preferences for, or the consumption of, coffee;

      o     our ability to obtain additional financing; and

      o     other risks which we identify in future filings with the SEC.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this annual report.

Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

      o We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

      o The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

      o Inventories are stated at cost (determined on an average cost basis). Based on our assumptions about future demand and market conditions, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

      o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Year Ended October 31, 2002 (Fiscal 2002) Compared to the Year Ended October 31, 2001 (Fiscal 2001)

      Net sales totaled $17,432,742 for the year ended October 31, 2002, a decrease of $2,893,978 or 14.2% from $20,326,720 for the year ended October 31, 2001. The decrease in net sales reflects the low level of the price of coffee and a reduction in coffee pounds sold from 18.5 million pounds in 2001 to 16.1 million pounds in 2002. The decrease in pounds of coffee sold is the result of aggressive pricing practices of national brands that increased market share compared to private label competitors for the 2002 fiscal year. The decline in pounds of coffee sold was offset by a 53% increase in sales to food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers.

      The number of our customers in the gourmet green coffee area grew approximately 12.5% to 225 during the year ended October 31, 2002. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start-up ventures. Since management believes that the gourmet green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will expand in this area. We also believe that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Our sales prices decreased steadily throughout fiscal 2002 due to the decline in the price of green coffee. Commencing in late 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Sales prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee sales prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. We also experienced some pricing pressure in the private label area as national brands cut their prices in order to increase market share. The decrease in national brand prices made private label coffee less attractive to consumers compared to these national brands. However, the price of green coffee has begun to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will decrease in fiscal 2003.

      Cost of sales for the year ended October 31, 2002 was $12,452,713, or 71.4% of net sales, as compared to $16,065,035, or 79% of net sales for the year ended October 31, 2001. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2003. As discussed above, although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2001 and fiscal 2002. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices surge significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. In addition, during fiscal 2001 and fiscal 2002, the historically low price of coffee allowed us to replace our existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. We believe that our more favorable inventory position will allow us to increase our sales and margins if coffee prices begin to rise.

      Our gross profit in fiscal 2002 was $4,980,029, an increase of $718,344, or 16.9%, from $4,261,685 for the year ended October 31, 2001. Gross profit as a percentage of net sales increased by 7.6% to 28.6% in fiscal 2002 from 21% in fiscal 2001. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and margins if coffee prices begin to rise.

      Total operating expenses increased $342,848, or 10.8%, to $3,504,764 in fiscal 2002 from $3,161,916 in fiscal 2001 due to increases in selling, general and administrative expenses, including professional fees, and officers' salaries. Officers' salaries were $443,222 in fiscal 2002, an increase of $73,222 from $370,000 for the year ended October 31, 2001. Selling and administrative expense increased $269,626 during the period. We expect advertising and promotional expenses to increase in the future as we participate in national and regional shows to promote our brands and our private label products. As a percentage of net sales, total operating expenses increased 4.5% from 15.6% for the year ended October 31, 2001 to 20.1% for the year ended October 31, 2002. This change reflects the fact that many components of selling and administrative expenses, including shipping costs, remained flat as the dollar value of sales decreased.

      Interest expense decreased $166,630, or 48.0%, from $347,308 for the year ended October 31, 2001 to $180,678 for the year ended October 31, 2002. The decrease was attributable to a decline in the average borrowings outstanding on our line of credit with Wells Fargo Business Credit and on the term loan. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income before taxes of $1,313,095 in fiscal 2002 compared to income before taxes of $830,703. The increase was attributable primarily to the increase in gross profit.

      Our provision for income taxes for the year ended October 31, 2002 totaled $557,720 compared to $312,825 for the year ended October 31, 2001. The increase was attributable to the increase in income before taxes for the 2002 fiscal year. As a result, we had net income of $755,375, or $.19 per share, in fiscal 2002 compared to net income of $517,878, or $.13 per share, in fiscal 2001.

Liquidity and Capital Resources

      As of October 31, 2002, we had working capital of approximately $1,729,000, which represented a $51,000 increase from our working capital of approximately $1,678,000 as of October 31, 2001, and total stockholders' equity of $1,498,397, which increased by $755,375 from our total stockholders' equity of $743,022 as of October 31, 2001. Our working capital increased primarily as a result of an increase in the amount due from broker at October 31, 2002 compared to October 31, 2001.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $600,000 ($750,000 as of October 1, 2002) based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit was payable monthly at the prime rate plus .5% (an effective rate of 5.25% at October 31, 2002). Interest on the term loan was payable monthly at the prime rate plus .75% (an effective rate of 5.50% at October 31, 2002). On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Effective November 21, 2002, interest on the line of credit will be payable monthly at the prime rate plus .25% (an effective rate of 4.50 at December 31, 2002) and interest on the term loan will be payable monthly at the prime rate plus .50% (an effective rate of 4.75% at December 31, 2002). Principal payments on the term loan are payable monthly at $7,000 as of November 1, 2002. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As of October 31, 2002, the line of credit had an outstanding balance of $1,321,373 as compared to an outstanding balance of $2,339,216 at October 31, 2001. The outstanding balance under the term loan was $420,000 as of October 31, 2002, and was $500,000 at October 31, 2001. The outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as short-term liabilities in our October 31, 2002 balance sheet based on the amended terms of the credit facility whereby we may either defer payments until, or make installment payments, through November 20, 2002. This amount is reflected as short-term since the agreement was to expire in November 2002, but will be classified as long-term debt in future statements since the line of credit has been extended. We were in compliance with all required financial covenants at October 31, 2002.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $92,570 at October 31, 2002. The loans are due on demand and currently bear interest at a rate of 10% per year. Effective November 1, 2002, the loans bear interest at 6.0% per year. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In fiscal 2002, our operating activities provided net cash of approximately $823,000 as compared to fiscal 2001 when net cash provided by operating activities was approximately $250,000. The improved cash flow from operations in fiscal 2002 was primarily due to the increase in net income and to a $1,118,364 decrease in the outlay of cash to pay down accounts payable and accrued expenses in 2002 as compared to 2001.

      During the year ended October 31, 2002, we used $435,538 of our cash resources to purchase property and equipment. We purchased a state-of-the-art double line brick pack machine at a cost of approximately $400,000 in fiscal 2002. The machine will allow us to increase our production capacity and diversify our product mix. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Under the terms of the capital lease, our minimum annual future lease payments are $141,249, $141,249 and $94,165 for the years ended October 31, 2003, 2004 and 2005, respectively. Management does not expect to incur other significant capital expenditures in fiscal 2003.

      We also used $543,768 of net cash in financing activities in the year ended October 31, 2002, including a net of $1,017,843 to reduce our bank line of credit, $80,000 in net payments on the term loan and $68,410 in the repayment of principal and interest on loans to related parties. We also received

$383,764 in net cash under the capital lease and benefited from a decrease in cash and cash equivalents restricted under our line of credit and mortgage note in the amount of $279,518.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, in fiscal 2003 through cash provided by operating activities and by drawing on our credit facilities. We expect that we will generate sufficient cash to continue our business for the next twelve months. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2002, our debt consisted of approximately $92,570 of fixed rate debt and approximately $1,741,373 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 5.25% (or .5% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 5.50% (or .75% above the prime rate) above the prime rate at October 31, 2002. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2003, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this annual report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although it generally remains exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

      At October 31, 2002, we held 75 options (generally with terms of two months or less) covering an aggregate of 2,812,500 pounds of green coffee beans at a price of $.60 to $.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $145,000 at October 31, 2002.

      We also hold futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2002, we held 70 futures contracts for the purchase of 2,625,000 pounds of coffee at an average price of $.62 per pound for various December 2002 contracts. The market price of coffee applicable to such contracts was $.66 per pound at that date.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF COFFEE HOLDING CO., INC.

      Set forth below is information concerning our directors and executive officers. Our board of directors currently consists of six directors. Directors are elected by a plurality of the votes cast at our annual meeting of stockholders. Once elected, each director serves until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. Officers are appointed by the directors, and, once appointed, each officer serves until his or her successor is duly appointed, or until his or her earlier death, resignation or removal.

                                          Director
            Name                 Age(1)    Since             Position
----------------------------     ------   --------    ------------------------
Andrew Gordon...............      41      1981        Chief Executive Officer,
                                                      President, Treasurer and
                                                      Director
David Gordon................      38      1983        Executive Vice President,
                                                      Secretary and Director
Jorge Arbelaez..............      58      2001        Director
Gerard DeCapua..............      41      1997        Director
Daniel Dwyer................      46      1998        Director
Sterling Gordon.............      70      1971        Director

----------
(1)   At December 31, 2002.

      Andrew Gordon is our Chief Executive Officer, President, Treasurer and one of our directors. He was previously a Vice President from 1993 to 1997. Mr. Gordon received his B.B.A. degree from Emory University. He is the brother of David Gordon and the son of Sterling Gordon.

      David Gordon is our Executive Vice President - Operations, Secretary and one of our directors. He was previously an Operating Manager from 1989 to 1995 and a Vice President from 1995 to the present. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon and the son of Sterling Gordon.

      Jorge Arbelaez has been our National Branded Sales Manager of Coffee Holding since 1985.

      Gerard DeCapua has had his own law practice in Rockville Centre, New York since 1986. Mr. DeCapua received his law degree from Pace University.

      Daniel Dwyer has been a senior coffee trader at Rothfos Corporation, a green coffee bean supplier, since 1995. Mr. Dwyer is responsible for our account. We paid Rothfos approximately

$3,415,200 for green coffee purchases in fiscal 2002 and expect to pay it a similar amount in fiscal 2003. All purchases are made on arms' length terms.

      Sterling Gordon is the founder of Coffee Holding and has been an employee of Coffee Holding since its inception in 1971. Mr. Gordon has over 40 years of experience in the coffee business, during which time he has developed significant expertise in coffee quality. Sterling Gordon is the Father of Andrew Gordon and David Gordon.

      We did not have any standing committees in 2002. However, we plan to establish the following committees in 2003:

NOMINATING/CORPORATE               The Nominating/Corporate Governance Committee
GOVERNANCE COMMITTEE               formulates our corporate governance
                                   guidelines and determines the qualification and independence of directors and committee members. The committee also recommends nominees for election as directors and review if any stockholder(s) nominations comply with the notice procedures set forth in our Bylaws.

COMPENSATION COMMITTEE             The Compensation Committee provides advice
                                   and recommendations to the Board in areas of employee salaries and benefits and directors' compensation.


AUDIT COMMITTEE                    The Audit Committee will oversee and monitor
                                   our financial reporting process and internal control system, review and evaluate the audit performed by our outside auditors and report any substantive issues found during the audit to the Board. The Audit Committee shall be directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The committee will also review and approve all transactions with affiliated parties.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain compensation information for our chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 2002.

                           Summary Compensation Table

                                                     Annual Compensation
                                             -----------------------------------
                                                                     All Other
Name and                         Fiscal      Salary       Bonus     Compensation
Principal Position                Year         ($)       ($) (1)      ($) (2)
------------------------         ------      -------     -------    ------------
Andrew Gordon                     2002       190,254      49,500           --
Chief Executive Officer
  and President                   2001       175,000      30,000       19,838
                                  2000       155,000          --       13,671

David Gordon                      2002       153,467      49,500           --
Executive Vice
  President - Operations          2001       140,000      25,000        7,311
                                  2000       125,000      40,000        6,919

----------
(1) Amounts shown as bonuses were earned in the fiscal year shown.

(2) The amounts set forth consist of amounts paid by Coffee Holding for the use of an automobile and automobile insurance.

      Our Board of Directors did not have a compensation committee in fiscal 2002. During that year, salaries and bonuses were determined by the Board of Directors. Andrew Gordon's base salary for fiscal 2003 is $235,000. David Gordon's base salary for fiscal 2003 is $199,000. Once established, the compensation committee will determine the salaries and bonuses of Andrew Gordon and David Gordon.

Stock Option Plan

      We have a stock option plan, The Coffee Holding Co., Inc. 1998 Stock Option Plan, under which non-qualified and incentive stock options to purchase shares of common stock may be granted to our directors, officers and other key employees and consultants. The plan was adopted by our Board of Directors and approved by our stockholders on February 10, 1998. We have reserved 2,000,000 shares of our common stock for issuance under the plan, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments. The plan is administered by our Board of Directors which may delegate our powers to a committee of the board. No options may be granted after February 10, 2008. The compensation committee will determine, at the time of grant, the purchase price of shares issuable pursuant to exercise of stock options; provided that the purchase price of a share of common stock under incentive stock options shall not be less than the fair market value of a share on the date the option is granted. Unless earlier terminated due to termination of employment or death or disability of the optionee, each stock option shall terminate no later than ten years from the date on which it is granted. Options are transferable only by will or the laws of descent and distribution. No options have been granted under the plan.

Compensation of Directors

      Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 11. SECURITY STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding ownership of shares of our common stock, as of October 31, 2002, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after October 31, 2002. As used in this annual report, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership were based on 3,999,650 shares outstanding. The address of each beneficial owner is c/o The Coffee Holding Co., Inc., 4401 First Avenue, Brooklyn, New York 11232-0005.

        Name of Beneficial Owners,         Amount and Nature of
          Officers and Directors           Beneficial Ownership    Percentage
-----------------------------------------  --------------------    ----------
Andrew Gordon ...........................          619,500            15.5%
David Gordon ............................          619,500            15.5%
Jorge Arbelaez ..........................               --                *
Gerard DeCapua ..........................              100                *
Daniel Dwyer ............................              100                *
Rachelle L. Gordon(1) ...................        1,269,200            31.7%
Sterling A. Gordon(2) ...................        1,269,200            31.7%

All directors and executive
officers as a group (9 persons) .........        2,508,400            62.7%

----------
*     Less than 1%.

(1) Includes 199,600 shares owned by Mrs. Gordon directly; 870,000 shares owned by the Rachelle L. Gordon 2002 Grantor Retained Annuity Trust of which Rachelle L. Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares; and 199,600 shares of common stock owned by Rachelle Gordon's husband, Sterling A. Gordon. Mrs. Gordon is the mother of Andrew Gordon and David Gordon.

(2) Includes 199,600 shares owned by Mr. Gordon directly; 870,000 shares owned by the Sterling A. ordon 2002 Grantor Retained Annuity Trust of which Sterling A. Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares; and 199,600 shares of common stock owned by Sterling Gordon's wife, Rachelle Gordon. Mr. Gordon is the father of Andrew Gordon and David Gordon.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, certain of our stockholders, directors and officers have made loans to us for working capital purposes.

      At October 31, 2002, we had loans payable to certain of our stockholders and directors and officers in the aggregate principal amount of $92,570.

      The loans are unsecured, due on demand and currently bear interest at a rate of 6% per year.

      Andrew Gordon and David Gordon have guaranteed up to $500,000 of the payment of our borrowings under our outstanding credit facilities from Wells Fargo Business Credit.

      Daniel Dwyer, a director, is a senior coffee trader for Rothfos Corporation, a coffee trading company. Mr. Dwyer is responsible for our account. We paid Rothfos approximately $3,415,200 for green coffee purchases in fiscal 2002 and expect to pay it a similar amount in fiscal 2003. All purchases are made on arms' length terms.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

      1.    Financial Statements:

            -     Index to Financial Statements

            -     Report of Independent Public Accountants.

            -     Balance sheet as of October 31, 2002.

            - Statements of Operations for the Years Ended October 31, 2002 and 2001.

            - Statements of Changes in Stockholders' Equity for the Years Ended October 31, 2002 and 2001.

            - Statements of Cash Flows for the Years Ended October 31, 2002 and 2001.

            -     Notes to Financial Statements.

      (b)   Form 8-K.

            None.

      (c) Exhibits. (Filed herewith unless otherwise noted)

Exhibit No.                        Description
-----------                        -----------

    2.1 Agreement and Plan of Merger by and Among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (file No. 333-00588-NY) as filed with the Commission on November 10, 1997).

    3.1     Articles of Incorporation of Coffee Holding, as amended.

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

    4.1     Form of Stock Certificate of Coffee Holding Co., Inc.

   10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

   10.2     1998 Stock Option Plan (incorporated herein by reference to Exhibit
            10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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

   10.6 Term Note dated as of November 29, 2000 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

   10.7 Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee Holding and Wells Fargo Business Credit, Inc., as assignee.

   10.8 Term Note dated as of October 1, 2002 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $750,000.

   10.9     Capital Lease Agreement with HSBC Business Credit (USA), Inc.

  10.10     Sales contract with Supervalu and Cub Foods.

  10.11     Sales contract with Shurfine Central.

   99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

ITEM 14. Controls and Procedures

      During the 90-day period prior to the filing date of this report, management, including the Company's principal executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        COFFEE HOLDING CO., INC.

                                        By: /s/ Andrew Gordon
                                            -------------------------------
                                            Andrew Gordon

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                                   Title
-------------------------------   ----------------------------------------------
     /s/ Andrew Gordon            Chief Executive Officer, President, Treasurer
-------------------------------   and Director (principal executive officer and
     Andrew Gordon                principal financial and accounting officer)

     /s/ David Gordon             Executive Vice President -- Operations,
-------------------------------   Secretary and Director
     David Gordon

     /s/ Gerard DeCapua           Director
-------------------------------
     Gerard DeCapua

     /s/ Dan Dwyer                Director
-------------------------------
     Dan Dwyer

     /s/ Jorge Arbelaez           Director
-------------------------------
     Jorge Arbelaez

     /s/ Sterling Gordon          Director
-------------------------------
     Sterling Gordon

                                 CERTIFICATIONS

      I, Andrew Gordon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Coffee Holding Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003             /s/ Andrew Gordon
                                    -----------------------------------
                                    Andrew Gordon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer and Principal
                                    Accounting Officer)

                            COFFEE HOLDING CO., INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

FINANCIAL STATEMENTS:

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2

       BALANCE SHEET AS OF OCTOBER 31, 2002                                  F-3

       STATEMENTS OF OPERATIONS YEARS ENDED
         OCTOBER 31, 2002 AND 2001                                           F-4

       STATEMENTS OF CHANGES IN STOCKHOLDERS'
         EQUITY YEARS ENDED OCTOBER 31, 2002 AND 2001                        F-5

       STATEMENTS OF CASH FLOWS YEARS ENDED
         OCTOBER 31, 2002 AND 2001                                           F-6

       NOTES TO FINANCIAL STATEMENTS                                      F-7/16

                                      * * *

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheet of Coffee Holding Co., Inc. as of October 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the two years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2002 and its results of operations and cash flows for the two years in the period ended October 31, 2002, in conformity accounting principles generally accepted in the United States of America.

                                       -------------------------------
                                       LAZAR LEVINE & FELIX, LLP

New York, New York
December 20, 2002

                            COFFEE HOLDING CO., INC.

                                  BALANCE SHEET
                                OCTOBER 31, 2002

                                   - ASSETS -

Current assets:
  Cash                                                                $   43,568
  Due from broker                                                        768,602
  Accounts receivable, net of allowance for
    doubtful accounts of $200,511                                      1,783,422
  Inventories                                                          1,418,144
  Prepaid expenses and other current assets                               83,267
  Deferred tax asset                                                     115,300
                                                                      ----------
    Total current assets                                               4,212,303
Property and equipment, at cost, net of
  accumulated depreciation of $2,694,400                               1,813,342
Deposits and other assets                                                 16,796
                                                                      ----------
                                                                      $6,042,441
                                                                      ==========
                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

Current liabilities:
  Current portion of term loan                                        $   84,000
  Current portion of obligations under
    capital lease                                                        121,259
  Accounts payable and accrued expenses                                2,048,494
  Income taxes payable-current                                           229,540
                                                                      ----------
    Total current liabilities                                          2,483,293
Term loan, net of current portion                                        336,000
Obligations under capital lease, net of
  current portion                                                        221,708
Line of credit borrowings                                              1,321,373
Loans from related parties                                                92,570
Income taxes payable-deferred                                             89,100
                                                                      ----------
    Total liabilities                                                  4,544,044

Commitments and contingencies

Stockholders' equity:

  Preferred stock, par value $.001 per
    share; 10,000,000 shares authorized;
    none issued                                              --
  Common stock, par value $.001 per
    share; 30,000,000 shares authorized,
    3,999,650 shares issued
    and outstanding                                  $    4,000
  Additional paid-in capital                            867,887
  Retained earnings                                     626,510
                                                     ----------
    Total stockholders' equity                                         1,498,397
                                                                      ----------
                                                                      $6,042,441
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                     2002            2001
                                                     ----            ----
Net sales                                         $17,432,742     $20,326,720

Cost of sales                                      12,452,713      16,065,035
                                                  -----------     -----------

Gross profit                                        4,980,029       4,261,685
                                                  -----------     -----------

Operating expenses:
  Selling, general and administrative               3,061,542       2,791,916
  Officers' salaries                                  443,222         370,000
                                                  -----------     -----------
    Totals                                          3,504,764       3,161,916
                                                  -----------     -----------

Income from operations                              1,475,265       1,099,769
                                                  -----------     -----------

Other income (expense):
  Interest income                                      18,508          31,242
  Other income                                             --          47,000
  Interest expense                                   (180,678)       (347,308)
                                                  -----------     -----------
    Totals                                           (162,170)       (269,066)
                                                  -----------     -----------

Income before income taxes                          1,313,095         830,703

Provision for income taxes                            557,720         312,825
                                                  -----------     -----------

Net income                                        $   755,375     $   517,878
                                                  ===========     ===========

Basic earnings per share                          $       .19     $       .13
                                                  ===========     ===========

Basic weighted average common
  shares outstanding                                3,999,650       3,999,650
                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                                       Retained
                                                                         Additional    Earnings
                                                                          Paid - in   (Accumulated
                                                       Common Stock        Capital      Deficit)        Total
                                                    -------------------  -----------  ------------      -----
                                                      $.001 Par Value
                                                    -------------------
                                                     Number
                                                    of Shares    Amount
                                                    ---------    ------
Balance, October 31, 2000 - As previously stated    3,999,650    $4,000    $743,985    $(522,841)    $  225,144

Prior Period Adjustment (Note 1)                           --        --     123,902     (123,902)            --
                                                    ---------    ------    --------    ---------     ----------

Balance, October 31, 2000 - As adjusted             3,999,650     4,000     867,887     (646,743)       225,144

Net income                                                 --        --          --      517,878        517,878
                                                    ---------    ------    --------    ---------     ----------

Balance, October 31, 2001                           3,999,650     4,000     867,887     (128,865)       743,022

Net income                                                 --        --          --      755,375        755,375
                                                    ---------    ------    --------    ---------     ----------

Balance, October 31, 2002                           3,999,650    $4,000    $867,887    $ 626,510     $1,498,397
                                                    =========    ======    ========    =========     ==========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                      2002              2001
                                                      ----              ----
Operating activities:
  Net income                                      $    755,375     $    517,878
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                      270,994          262,004
    Bad debts                                               --           34,822
    Deferred taxes                                     (26,200)              --
    Changes in operating assets
      and liabilities:
      (Increase) in due from broker                   (494,037)        (136,010)
      Decrease in accounts receivable                  118,327          130,393
      (Increase) decrease in inventories               (66,994)         114,900
      (Increase) decrease in prepaid
        expenses and other current assets              (42,378)          27,693
      Increase (decrease) in accounts
        payable and accrued expenses                   301,128         (817,236)
      Increase in income taxes payable                   7,225          115,823
                                                  ------------     ------------
          Net cash provided by operating
            activities                                 823,440          250,267
                                                  ------------     ------------
Investing activities:
  Purchases of property and equipment                 (435,538)         (85,154)
                                                  ------------     ------------
Financing activities:
  Advances on term loan                                 40,000          407,885
  Principal payments on term loan                     (120,000)        (100,000)
  Decrease (increase) in cash and cash
    equivalents restricted under credit
    facility and mortgage note                         279,518          (18,480)
  Advances under bank line of credit                18,037,747       21,687,582
  Principal payments under bank line of credit     (19,055,590)     (21,966,068)
  Advances of obligations under capital leases         383,764               --
  Principal payments of obligations under
    capital leases                                     (40,797)         (46,161)
  Repayments of advances from related parties          (68,410)         (84,281)
                                                  ------------     ------------
          Net cash (used) in financing
            activities                                (543,768)        (119,523)
                                                  ------------     ------------
Net increase (decrease) in cash                       (155,866)          45,590
Cash, beginning of year                                199,434          153,844
                                                  ------------     ------------
Cash, end of year                                 $     43,568     $    199,434
                                                  ============     ============
Supplemental disclosure of cash flow data:
    Interest paid                                 $    145,969     $    309,463
                                                  ============     ============
    Income taxes paid                             $    494,669     $    194,931
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

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

      Prior period adjustment:

      Due  to the  above  merger,  the  Company's  status  as a  "Subchapter  S"
      Corporation was terminated on February 10, 1998. The accompanying financial statements reflect an adjustment that should have been made at that date aggregating $123,902 which converts undistributed earnings to additional paid-in-capital.

Note 2 - Summary of significant accounting policies:

      Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 2 - Summary of significant accounting policies (Continued):

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

      At October 31, 2002, the Company held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at prices ranging from $.60 to $.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $145,000 at October 31, 2002.

      At October 31, 2001, the Company held 165 options covering an aggregate of 6,187,500 pounds of green coffee beans at prices ranging from $.425 to $.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $46,000 at October 31, 2001.

      The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2002 and 2001, the Company held 70 and 52 longer-term futures contracts for the purchase of 2,625,000 and 1,950,000 pounds of coffee at an average price of $.62 and $.525 per pound, respectively. The market price of coffee applicable to such contracts was $.66 and $.439 per pound at October 31, 2002 and 2001, respectively.

      The Company historically has had short term contracts with some of its customers (generally one to two years in duration). The Company has agreements with three of its wholesale customers in which it is the supplier at fixed prices for lines of private label ground coffee. The Company is the exclusive supplier for these three customers. The agreements generally contain only pricing terms.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 2 - Summary of significant accounting policies (Continued):

      Hedging (Continued):

      Included in cost of sales and due from broker for the years ended October 31, 2002 and 2001, the Company recorded realized and unrealized gain and losses respectively, on these contracts as follows:

                                                   Years Ended October, 31
                                                   -----------------------
                                                    2002             2001
                                                   ------           ------
          Realized Gain and (losses)              $776,580       $(965,890)
          Unrealized Gain and (losses)               1,830        (183,731)

      Advertising:

      The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $109,751 and $193,791 in 2002 and 2001 respectively.

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 2 - Summary of significant accounting policies (Continued):

      Earnings (loss) per share:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial
      Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had no potentially dilutive securities outstanding in 2002 and 2001, only historical basic earnings per share amounts are presented in the accompanying statement of operations for those years.

      The weighted average common shares outstanding used in the computation of basic earnings per share in 2002 and 2001 was the 3,999,650 shares of common stock actually outstanding during those years.

      Fair value of financial instruments:

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

      Revenue recognition:

      The Company recognizes revenues at the point of passage of title, which is generally at the time of shipment.

      Recent accounting pronouncements:

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

      On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard does not have any impact on the Company's operating results and financial position.

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not have any impact on the Company's operating results and financial position.

      Reclassifications:

      Certain   accounts  in  the  2001  financial   statements  may  have  been
      reclassified to conform to the 2002 presentation.

Note 3 - Inventories:

      Inventories at October 31, 2002 consisted of the following:

          Packed coffee                        $  380,597
          Green coffee                            659,889
          Packaging supplies                      377,658
                                               ----------
          Totals                               $1,418,144
                                               ==========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 4 - Property and equipment:

      Property and equipment at October 31, 2002 consisted of the following:

                                                      Estimated
                                                     Useful Life
                                                     -----------
     Building and improvements                        30 years       $1,250,547
     Machinery and equipment                           7 years        2,261,932
     Machinery and equipment under capital
       leases                                          7 years          714,903
     Furniture and fixtures                            7 years          139,360
                                                                     ----------
                                                                      4,366,742

     Less accumulated depreciation (including
       $216,777 arising from capital leases)                          2,694,400
                                                                     ----------
                                                                      1,672,342

     Land                                                               141,000
                                                                     ----------
     Totals                                                          $1,813,342
                                                                     ==========

      Depreciation expense totaled $270,994 and $262,004 in 2002 and 2001, respectively.

Note 5 - Credit facility and other borrowings:

      Prior Credit Facility:

      As of October 31, 2001, the Company was obligated for aggregate borrowings of $2,839,216 under a credit facility provided by Wells Fargo Business Credit the assignee of BACFC, formerly Nationscredit Commercial Corp. that became effective on November 29, 2000 and that was scheduled to expire on November 20, 2002. The credit facility consisted of a revolving line of credit and a term loan.

      The line of credit provided for borrowings of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000. The outstanding balance of $2,339,216 at October 31, 2001 approximated the maximum amount that the Company could borrow based on its eligible trade accounts receivable and inventories. Interest was payable monthly at the prime rate plus .5% (an effective rate of 6.5 % at October 31, 2001).

      The term loan, which had an outstanding balance of $500,000 (including a current portion of $120,000 at October 31, 2001), provided for borrowings of up to the greater of 80% of the cost of eligible equipment or $600,000. Principal was payable in monthly installments of $10,000 plus interest which was also at the prime rate plus .75%.

      Two of the Company's stockholders had each guaranteed outstanding borrowings under the credit facility of up to $100,000 at October 31, 2001, plus interest and other costs and expenses as defined, and the Company also had $279,518 in an interest bearing money market account that was deposited with BACFC during the year ended October 31, 2000 to secure outstanding borrowings under the credit facility.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 5 - Credit facility and other borrowings (Continued):

      Current Credit Facility:

      As a result of amendments to the agreements with Wells Fargo Business Credit, the assignee of BACFC, that became effective on October 1, 2002, interest on borrowings under the line of credit and the term loan will be payable monthly at the prime rate plus .25% and .50%, respectively (an effective rate of 5% and 5.25% respectively, at October 31, 2002). The credit facility will not expire until November 20, 2004; the maximum amount of borrowings under the term loan increased from $600,000 to $750,000; term loan principal payments decrease from $10,000 to $7,000 per month commencing November 1, 2002; the amount of borrowings guaranteed by each of the two stockholders is $500,000; a restricted cash collateral deposit aggregating approximately $290,000 was used to reduced the outstanding line of credit balance; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. In addition, the outstanding balance under the line of credit and a portion of the outstanding balance under the term loan were classified as long-term liabilities in the accompanying October 31, 2002 balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2004. The term loan, has an outstanding balance of $420,000 (including a current portion of $84,000) and aggregate borrowings of $1,321,373 were outstanding under its credit line facility at October 31, 2002. The Company was in compliance with the required financial covenants at October 31, 2002.

Note 6 - Loans from related parties:

      The Company had loans payable to certain of its stockholders aggregating $92,570 at October 31, 2002. The loans are due on demand but payments are not expected to be required in the next twelve months. These loans bear interest at 10% per annum. Interest expense totaled approximately $13,000 and $22,000 in 2002 and 2001 respectively.

Note 7 - Income taxes:

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2002 are as follows:

          Deferred tax assets:
            Accounts receivable                   $ 81,800
            Inventory                               33,500
                                                  --------
                                                   115,300

          Deferred tax liability:
            Fixed assets                          $ 89,100
                                                  ========

      The Company's provision for income taxes in 2002 and 2001 consisted of the following:

                                                    2002           2001
                                                    ----           ----
          Federal                                 $387,265       $238,653
          State and local                          170,455         74,172
                                                  --------       --------
          Total                                   $557,720       $312,825
                                                  ========       ========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

Note 7 - Income taxes (Continued):

      A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                             2002         2001
                                                             ----         ----
          US Federal income tax statutory rate                 34%         34%
          State income taxes, net of federal tax benefit        8%          4%
                                                           -------      ------
          Effective tax rate                                   42%         38%
                                                           =======      ======

Note 8 - Commitments and contingencies:

      Operating lease:

      The Company occupies warehouse facilities under an operating lease which expired on August 31, 2002 and was renewed for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $47,346 and $46,800 in 2002 and 2001, respectively. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 2002 are $50,076 and $41,730 in 2003 and 2004, respectively.

      Obligation under capital leases:

      During the year the Company leased machinery and equipment under a capital lease which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $30,457 for the period ended October 31, 2002.

      At October 31, 2002, assets held under capital lease are as follows:

          Machinery and equipment                            $426,404
          Less: accumulated depreciation                      (30,457)
                                                             --------
                                                             $395,947
                                                             ========

      Minimum annual future lease payments under the capital lease for each of the next three years and in the aggregate are:

          Year ended October 31,

                           2003                              $ 141,249
                           2004                                141,249
                           2005                                 94,165
                                                             ---------
          Total minimum lease payments                         376,663
          Less: amount representing interest                   (33,696)
                                                             ---------
          Present value of minimum lease payments              342,967
          Less: current portion                               (121,259)
                                                             ---------
          Long-term portion                                  $ 221,708
                                                             =========

      The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

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

      On July 1, 2002, Juemin Chu, Rose-Marie Fox, and Joel Schonfeld, Esq., three of the Company's shareholders, filed a complaint against Andrew Gordon, President, Chief Executive Officer, Treasurer and a director, David Gordon, Executive Vice President, Secretary and a director and Gerard DeCapua, a director, in the Supreme Court of the State of New York, Kings County, styled JUEMIN CHU, ROSE-MARIE FOX AND JOEL SCHONFELD, ESQ.
      V. ANDREW GORDON, DAVID GORDON AND GERARD DECAPUA. The plaintiffs, who invested an aggregate of $1,500 in our predecessor company, Transpacific International Group Corp., alleged unreasonable restrictions on the transfer of shares, breach of contract and fraud relating to the defendant's refusal to register the Company's common stock under the Securities Exchange Act of 1934, as amended, to establish a public market for the stock. The lawsuit sought to compel the defendants to register the Company's common stock under the Securities Exchange Act of 1934, as amended, and establish a public market for its common stock and to pay money damages in the amount of $750,000, together with unspecified interest, costs and disbursements. The defendants filed a motion to dismiss the lawsuit on July 29, 2002. On December 10, 2002, the motion to dismiss was granted and the complaint was dismissed without prejudice. The Company believes that the lawsuit was meritless.

Note 9 - Concentrations of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 2002, the Company did not have cash balances that exceeded Federal insurance limits. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 18% and 17% of the Company's sales were derived from two customers during 2002. Those customers also accounted for approximately $ 132,000 and $ 141,000 of the Company's accounts receivable balance at October 31, 2002. Approximately 20% of the Company's sales were derived from one customer in 2001 that customer also accounted for approximately $250,000 of the Company's account receivable balance as of October 31,
      2001. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

      Management does not believe that credit risk was significant at October 31, 2002.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

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

      As of October 31, 2002, no options had been granted under the Plan.

Note 11 - Major vendors:

      During fiscal 2002, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 89% of total product purchases. One of these vendors accounted for 33% of total purchases and approximately $128,700 of the Company's accounts payable at October 31, 2002. An employee of this vendor is a director of the Company. Purchases from that vendor totaled approximately $3,415,200 and $2,243,000 in 2002 and 2001, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.

      During fiscal 2001, substantially all of the Company's purchases were from eight vendors. The eight vendors accounted for 72% of total product purchases. Two of these vendors accounted for 19% and 13% of total purchases. These vendors accounted for approximately $69,000 and $16,000 of the Company's accounts payable at October 31, 2001.

Note 12 - Additional capital (Finder's fee agreement):

      On July 26, 2002, the Company entered into an agreement with two investment banking firms (collectively "Managing Underwriters") for the Managing Underwriters to serve as the Company's exclusive financial advisors and Managing Underwriters for 12 months. The main function of the Managing Underwriters was to facilitate a public offering of the Company's common stock. The Company terminated this agreement on December 11, 2002. No funds were raised under this agreement.

Note 13 - Subsequent events:

      On September 16, 2002 the Company signed a letter of intent to license from an unrelated coffee manufacturer and distributor, the marketing rights to four United States retail coffee brands and all slotting allowances, trade names, trademarks, service marks, recipes and customer lists associated with these brands. The letter of intent was terminated by mutual agreement of the parties on December 10 2002.

                                      * * *

(c) Exhibits. (Filed herewith unless otherwise noted)

Exhibit No.                        Description
-----------                        -----------

   2.1 Agreement and Plan of Merger by and Among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (file No. 333-00588-NY) as filed with the Commission on November 10, 1997).

   3.1      Articles of Incorporation of Coffee Holding, as amended.

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

   4.1      Form of Stock Certificate of Coffee Holding Co., Inc.

  10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

  10.2      1998 Stock Option Plan (incorporated  herein by reference to Exhibit
            10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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

  10.6 Term Note dated as of November 29, 2000 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

  10.7 Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee Holding and Wells Fargo Business Credit, Inc., as assignee.

  10.8 Term Note dated as of October 1, 2002 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $750,000.

  10.9      Capital Lease Agreement with HSBC Business Credit (USA), Inc.

 10.10      Contract with Supervalu.

 10.11      Contract with Shurfine Central.

 10.12      Contract with Cub Foods.

 10.13      Contract with Sav-a-lot.

  99.1      Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002.