Form 10QSB
period 2003-01-31
COFFEE HOLDING CO INC
filed 2003-03-17
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-QSB

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2003

                                       OR

      [W] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____ to ___________________

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

                                       N/A
          ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                                     Outstanding at
           Common Stock,                                 March 1, 2003
-----------------------------------               ---------------------------
           par value $.01                                  3,999,650

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.   Financial Statements.

     Condensed Balance Sheets January 31, 2003 (unaudited)
         and October 31, 2002..............................................  1

     Unaudited Condensed Statements of Income For The
         Three Months Ended January 31, 2003 and 2002......................  2

     Unaudited Condensed Statements of Cash Flows For The
         Three Months Ended January 31, 2003 and 2002......................  3

     Notes to Unaudited Financial Statements ..............................  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................  7

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.   Legal Proceedings ............................................... 12

Item 2.   Changes in Securities and Use of Proceeds ....................... 12

Item 3.   Defaults upon Senior Securities ................................. 12

Item 4.   Submission of Matters to a Vote of Security Holders ............. 12

Item 5.   Other Information ............................................... 12

Item 6.   Exhibits and Reports on Form 8-K ................................ 12

Signatures................................................................. 13

Certification.............................................................. 14

Part I - FINANCIAL INFORMATION

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2003 AND OCTOBER 31, 2002

                                                                             January 31,       October 31,
                                                                                2003              2002
                                                                             -----------       -----------
                                                                             (unaudited)

                                                  - ASSETS -
Current assets:
     Cash                                                                       $   26,496    $   43,568
     Due from broker                                                               929,740       768,602
     Accounts receivable, net of allowance for doubtful
       accounts of $188,357 and $200,511                                         1,520,742     1,783,422
     Inventories                                                                 1,600,636     1,418,144
     Prepaid expenses and other current assets                                     135,442        83,267
     Deferred tax asset                                                            114,500       115,300
                                                                                ----------    ----------
         Total current assets                                                    4,327,556     4,212,303

Property and equipment, at cost, net of accumulated
  depreciation of $2,770,859 and $2,694,400                                      1,799,479     1,813,342
Deposits and other assets                                                           16,796        16,796
                                                                                ----------    ----------
                                                                                $6,143,831    $6,042,441
                                                                                ==========    ==========

                                   - LIABILITIES AND STOCKHOLDERS' EQUITY -

Current liabilities:
     Current portion of term loan                                               $   84,000    $   84,000
     Current portion of obligations under capital lease                            124,309       121,259
     Accounts payable and accrued expenses                                       1,639,726     2,048,494
     Income taxes payable                                                          223,509       229,540
                                                                                ----------    ----------
         Total current liabilities                                               2,071,544     2,483,293

Term loan, net of current portion                                                  315,000       336,000
Obligations under capital lease, net of current portion                            190,603       221,708
Line of credit borrowings                                                        1,628,308     1,321,373
Loans from related parties                                                          93,958        92,570
Income taxes payable - deferred                                                     89,100        89,100
                                                                                ----------    ----------
         Total liabilities                                                       4,388,513     4,544,044
                                                                                ----------    ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share; 10,000,000 shares
       authorized; none issued                                                        --            --
     Common stock, par value $.001 per share; 30,000,000 shares
       authorized, 3,999,650 shares issued and outstanding                           4,000         4,000
     Additional paid-in capital                                                    867,887       867,887
     Retained earnings                                                             883,431       626,510
                                                                                ----------    ----------
         Total stockholders' equity                                              1,755,318     1,498,397
                                                                                ----------    ----------
                                                                                $6,143,831    $6,042,441
                                                                                ==========    ==========

                        See Notes to Financial Statements

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (Unaudited)

                                                          2003          2002
                                                      -----------   -----------
Net sales                                             $ 4,359,943   $ 4,497,042

Cost of sales                                           3,065,444     3,254,713
                                                      -----------   -----------
Gross profit                                            1,294,499     1,242,329
                                                      -----------   -----------

Operating expenses:
     Selling and administrative                           712,483       746,927
     Officers' salaries                                    88,111        85,654
                                                      -----------   -----------
         Totals                                           800,594       832,581
                                                      -----------   -----------

Income from operations                                    493,905       409,748
                                                      -----------   -----------

Other income (expense)
   Interest income                                          2,454           989
   Interest expense                                       (35,038)      (38,376)
                                                      -----------   -----------
                                                          (32,584)      (37,387)
                                                      -----------   -----------

Income before income taxes                                461,321       372,361

   Provision for income taxes                             204,400       145,100
                                                      -----------   -----------

Net income                                            $   256,921   $   227,261
                                                      ===========   ===========

Basic earnings per share                              $       .06   $       .06
                                                      ===========   ===========

Basic weighted average common shares outstanding        3,999,650     3,999,650
                                                      ===========   ===========

                        See Notes to Financial Statements

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (Unaudited)

                                                                                      2003                  2002
                                                                                 -----------           -----------
Operating activities:
     Net income                                                                  $   256,921           $   227,261
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation                                                              76,460                67,945
            Bad debts (recovery)                                                     (12,154)                 --
            Deferred taxes                                                               800                  --
         Changes in operating assets and liabilities:

           Due from broker                                                          (161,138)               32,137
           Accounts receivable                                                       274,834               187,362
           Inventories                                                              (182,492)              (18,952)
           Prepaid expenses and other current assets                                 (52,175)                 (313)
           Accounts payable and accrued expenses                                    (408,768)             (259,398)
           Income taxes payable                                                       (6,031)              (82,215)
                                                                                 -----------           -----------
              Net cash provided by (used in) operating activities                   (213,743)              153,827
                                                                                 -----------           -----------

Investing activities:
  Purchases of property and equipment                                                (62,597)               (6,765)
                                                                                 -----------           -----------

Financing activities:
   Principal payments on term loan                                                   (21,000)              (30,000)
   Advances under bank line of credit                                              5,071,621             4,948,685
   Principal payments under bank line of credit                                   (4,764,686)           (5,031,038)
   Principal payments of obligations under capital leases                            (28,055)                 --
   Advances from (payments to) related parties                                         1,388               (12,881)
                                                                                 -----------           -----------
              Net cash (used) provided by financing activities                       259,268              (125,234)
                                                                                 -----------           -----------

Net increase (decrease) in cash                                                      (17,072)               21,828

Cash, beginning of period                                                             43,568               199,434
                                                                                 -----------           -----------

Cash, end of period                                                              $    26,496           $   221,262
                                                                                 ===========           ===========
Supplemental disclosure of cash flow data:
    Interest paid                                                                $    35,038           $    38,376
                                                                                 ===========           ===========
    Income taxes paid                                                            $   209,630           $   227,315
                                                                                 ===========           ===========

                        See Notes to Financial Statements

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

      Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2003, its results of operations and its cash flows for the three months ended January 31, 2003 and 2002. Information included in the balance sheet as of October 31, 2002 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

NOTE 3 - INVENTORIES:

      Inventories at January 31, 2003 and October 31, 2002 consisted of the following:

                                               January 31,       October 31,
                                                  2003              2002
                                               ----------       ----------
      Packed coffee                            $  482,394       $  380,597
      Green coffee                                753,210          659,889
      Packaging supplies                          365,032          377,658
                                               ----------       ----------

      Totals                                   $1,600,636       $1,418,144
                                               ==========       ==========

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 4 - HEDGING (CONTINUED):

      At January 31, 2003, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was $32,438 at January 31, 2003.

      At January 31, 2002, the Company held 20 options (generally with terms of two months or less) covering an aggregate of 750,000 pounds of green coffee beans at a price of $0.45 per pound. The fair market value of these options, which was obtained from a major financial institution, was $6,375 at January 31, 2002.

      The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2003, the Company held 80 futures contracts for the purchase of 3,000,000 pounds of coffee at an average price of $.69 per pound for May 2003 contracts. The market price of coffee applicable to such contracts was $.68 per pound at that date.

      At January 31, 2002, the Company held 206 futures contracts for the purchase of 7,725,000 pounds of coffee at average prices of $.46, $.51 and $.58 per pound for the March 2002, May 2002 and December 2002 contracts, respectively. The market price of coffee applicable to such contracts was $.45, $.4765 and $.5475 per pound at that date, respectively.

      Included in cost of sales and due from broker for the quarters ended January 31, 2003 and 2002, the Company recorded realized and unrealized gain and losses respectively, on these contracts as follows:

                                                  Quarters Ended January 31,
                                                     2003          2002
                                                  ---------      -----------
      Realized gains and (losses)                  $336,851      $ 75,491
      Unrealized gains and (losses)                $ 23,663      $(12,319)

NOTE 5 - LINE OF CREDIT:

      The outstanding balance under a line of credit agreement with a bank was $1,628,308 at January 31, 2003. This amount is being reflected as long term since the agreement expires in November of 2004.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

      The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments of the fair value of the asset. The asset is being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 for the quarter ended January 31, 2003.

      The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 7 - EARNINGS PER SHARE:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months ended January 31, 2003 and 2002.

NOTE 8 - ECONOMIC DEPENDENCY:

      Approximately 21% and 15% of the Company's sales were derived from two customers during the three months ended January 31, 2003 and 24% of the Company's sales were derived from one customer during the three months ended January 31, 2002.

      Approximately 30% of the Company's purchases were bought from one vendor during the three months ended January 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward Looking Statements

      Some of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this quarterly report.

Three Months Ended January 31, 2003 Compared to the Three Months Ended January 31, 2002

      Net sales totaled $4,359,943 for the three months ended January 31, 2003, a decrease of $137,099 or 3.0% from $4,497,042 in the three months ended January 31, 2002. The decrease in net sales reflects the low level of the price of coffee and a slight reduction in pounds sold in private label coffee. The decrease in pounds of coffee sold is the result of the aggressive pricing practices of national brands looking to increase market share at the expense of private label competitors. The decline in pounds of coffee sold was offset by a 30% increase in sales to food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers. The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 4.6% to 236 during the three months ended January 31, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Coffee Holding's selling prices decreased steadily throughout fiscal 2002 due to the decline in the price of green coffee. Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. We also experienced some pricing pressure in the private label area as national brands cut their prices in order to increase market share. The decrease in national brand prices made private label coffee less attractive to consumers compared to these national brands. However, the price of green coffee has begun to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will decrease in fiscal 2003.

      Cost of sales in the three months ended January 31, 2003 was $3,065,444, or 70% of net sales, as compared to $3,254,713, or 72% of net sales in the three months ended January 31, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales primarily was attributable to the decline in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2003. As discussed above, although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2001 and fiscal 2002. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices surge significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices.

      Coffee Holding's gross profit in the first quarter of fiscal 2003 was $1,294,499, an increase of $52,170, or 4.2%, from $1,242,329 in the three months ended January 31, 2002. Gross profit as a percentage of net sales increased by 2% to 30% in the first quarter of fiscal 2003 from 28% in fiscal 2002. Margins improved primarily due to lower inventory costs as a result of the overall decline in green coffee purchase prices. Margins were particularly favorable in gourmet green coffee sales, as pricing in this area decreased more slowly relative to the decrease in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and margins if coffee prices begin to rise.

      Total operating expenses decreased $31,987, or 3.8%, to $800,594 in the first quarter of fiscal 2003 from $832,581 in the first quarter of fiscal 2002 due to decreases in selling, general and administrative expenses. Selling and administrative expenses were $712,483 in the first quarter of fiscal 2003, a decrease of $34,444, or 4.6%, from $746,927 in the first quarter of 2002. As a percentage of net sales, this change represented a 0.3% decrease from 16.6% in the three months ended January 31, 2002 to 16.3% in the three months ended January 31, 2003. The decrease was primarily attributable to reduced advertising and professional fee expenses in the three months ended January 31, 2003 as compared to the prior year.

      Interest expense decreased $3,338, or 8.7%, from $38,376 in the three months ended January 31, 2002 to $35,038 in the three months ended January 31, 2003. The decrease was attributable to a decline in the average borrowings outstanding on our line of credit with Wells Fargo Business Credit and on the term loan. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      Coffee Holding had income of $461,321 before income taxes in the first quarter of fiscal 2003 compared to income of $372,361 before income taxes in the first quarter of fiscal 2002. The increase was attributable primarily to the increase in gross profit and the decrease in operating expenses.

      Coffee Holding's provision for income taxes for the three months ended January 31, 2003 totaled $204,400 compared to $145,100 for the three months ended January 31, 2002. As a result, Coffee Holding had net income of $256,921, or $.06 per share, in the first quarter of fiscal 2003 compared to net income of $227,261, or $.06 per share, in the first quarter of fiscal 2002.

Liquidity and Capital Resources

      As of January 31, 2003, we had working capital of approximately $2,256,000, which represented a $527,000 increase from our working capital of approximately $1,729,000 as of October 31, 2002, and total stockholders' equity of $1,755,318, which increased by $256,921 from our total stockholders' equity of $1,498,397 as of October 31, 2002. Our working capital increased primarily as a result of the our ability to reduce our accounts payable by borrowing additional amounts on our line of credit at January 31, 2003 compared to October 31, 2002.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of its eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Effective November 21, 2002, interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.50 at January 31, 2003) and interest on the term loan will be payable monthly at the prime rate plus .50% (an effective rate of 4.75% at January 31, 2003). Principal payments on the term loan are payable monthly at $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As of January 31, 2003, the line of credit had an outstanding balance of $1,628,308 as compared to an outstanding balance of $1,321,373 at October 31, 2002. The outstanding balance under the term loan was $399,000 as of January 31, 2003, and was $420,000 at October 31, 2002. We were in compliance with all required financial covenants at January 31, 2003.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $93,958 at January 31, 2003. The loans are due on demand and currently bear interest at a rate of 6% per year, reduced from 10% in 2002 to reflect the lower interest rate environment. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In the three months ended January 31, 2002, our operating activities used net cash of approximately $214,000 as compared to the three months ended January 31, 2002 when net cash provided by operating activities was approximately $154,000. The decreased cash flow from operations in the three months ended January 31, 2003 was primarily due to increased inventory levels, increased prepaid expenses and decreased accounts payable.

      During the three months ended January 31, 2003, we used $62,597 of our cash resources to purchase property and equipment. The additional equipment will improve our production efficiencies and allow us to better utilize the brick pack machine purchased in 2002. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Management does not expect to incur other significant capital expenditures in fiscal 2003.

      We also provided $259,268 of net cash in financing activities in the three months ended January 31, 2003, including a net of $306,935 increase in advances on our bank line of credit.

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

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2003, our debt consisted of approximately $408,870 of fixed rate debt and approximately $2,027,308 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 4.50% (or .25% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 4.75% (or .50% above the prime rate) above the prime rate at January 31, 2003. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2003, although there can be no assurance that interest rates will not significantly change.

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

      At January 31, 2003, we held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $0.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was $32,438 at January 31, 2003.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2003, we held 80 futures contracts for the purchase of 3,000,000 pounds of coffee at an average price of $.69 per pound for May 2003 contracts. The market price of coffee applicable to such contracts was $.68 per pound at that date.

Item 3. Controls and Procedures

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

                                      Coffee Holding Co., Inc.
                                      ------------------------
                                      (Registrant)

                                      By: /s/ Andrew Gordon
                                         ---------------------------------------
                                      Andrew Gordon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)

March 13, 2003

                                  CERTIFICATION

      I, Andrew Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coffee Holding Co., Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003                  /s/ Andrew Gordon
                                      ------------------------------------------
                                      Andrew Gordon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)