Form 10QSB
period 2003-04-30
COFFEE HOLDING CO INC
filed 2003-06-16
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       Commission file number 333-00588-NY

                            Coffee Holding Co., Inc.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
           Nevada                                             11-2238111
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)
--------------------------------------------------------------------------------

                4401 First Avenue, Brooklyn, New York 11232-0005
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (718) 832-0800
               (Registrant's telephone number including area code)

                                       N/A
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
        Class                                          April 30, 2003
  -----------------                                   ---------------
    Common Stock,                                       3,999,650
   par value $.01

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS...............................................   1

Condensed Balance Sheets
   April 30, 2003 (unaudited) and October 31, 2002.........................   1

Condensed Statements of Income
   Three and Six Months Ended April 30, 2003 and 2002 (unaudited)..........   2

Condensed Statements of Cash Flows
   Six Months Ended April 30, 2003 and 2002 (unaudited)....................   3

Notes To Condensed Financial Statements....................................   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   7

ITEM 3. CONTROLS AND PROCEDURES............................................  13

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS ...............................................  14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .......................  14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .................................  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  14

ITEM 5.   OTHER INFORMATION ...............................................  14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................  14

SIGNATURES.................................................................  15

CERTIFICATIONS.............................................................  16

Part I
Item I. Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2003 AND OCTOBER 31, 2002

                                                April 30, 2003  October 31, 2002
                                                --------------  ----------------
                                                 (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                         $  106,583        $   43,568
     Due from broker                                 948,181           768,602
     Accounts receivable, net of
       allowance for doubtful
       accounts of $188,357 and $200,511           1,946,245         1,783,422
     Inventories                                   1,792,522         1,418,144
     Prepaid expenses and other current assets       164,688            83,267
     Deferred tax asset                              119,200           115,300
                                                  ----------        ----------
TOTAL CURRENT ASSETS                               5,077,419         4,212,303

Property and equipment, at
  cost, net of accumulated depreciation
  of $2,847,323 and $2,694,400                     1,769,953         1,813,342
Deposits and other assets                             16,796            16,796
                                                  ----------        ----------
                                                  $6,864,168        $6,042,441
                                                  ==========        ==========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Current portion of term loan                 $   84,000        $   84,000
     Current portion of obligations
       under capital lease                           126,356           121,259
     Accounts payable and accrued expenses         2,160,099         2,048,494
     Income taxes payable                            147,110           229,540
                                                  ----------        ----------
TOTAL CURRENT LIABILITIES                          2,517,565         2,483,293

Term loan, net of current portion                    294,000           336,000
Obligations under capital
  lease, net of current portion                      158,236           221,708
Line of credit borrowings                          1,934,128         1,321,373
Loans from related parties                            95,368            92,570
Income taxes payable - deferred                       92,400            89,100
                                                  ----------        ----------
         TOTAL LIABILITIES                         5,091,697         4,544,044
                                                  ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value
       $.001 per share; 10,000,000
       shares authorized; none issued                     --                --
     Common stock, par value $.001 per
       share; 30,000,000 shares
       authorized, 3,999,650 shares
       issued and outstanding                          4,000             4,000
     Additional paid-in capital                      867,887           867,887
     Retained earnings                               900,584           626,510
                                                  ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                         1,772,471         1,498,397
                                                  ----------        ----------
                                                  $6,864,168        $6,042,441
                                                  ==========        ==========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (Unaudited)

                                                        Six Months Ended             Three Months Ended
                                                            April 30,                     April 30,
                                                      2003           2002            2003           2002
                                                   -----------    -----------    -----------    -----------
NET SALES                                          $ 9,573,756    $ 8,534,845    $ 5,213,813    $ 4,037,803

COST OF SALES                                        7,294,237      6,366,749      4,228,793      3,112,036
                                                   -----------    -----------    -----------    -----------
GROSS PROFIT                                         2,279,519      2,168,096        985,020        925,767
                                                   -----------    -----------    -----------    -----------
OPERATING EXPENSES:
     Selling and administrative                      1,524,467      1,316,045        811,984        569,119
     Officers' salaries                                191,726        156,871        103,615         71,217
                                                   -----------    -----------    -----------    -----------
                                                     1,716,193      1,472,916        915,599        640,336
                                                   -----------    -----------    -----------    -----------
TOTALS

INCOME FROM OPERATIONS                                 563,326        695,180         69,421        285,431
                                                   -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income                                       4,830          8,812          2,376          7,823
   Interest expense                                    (72,482)       (92,473)       (37,444)       (54,097)
                                                   -----------    -----------    -----------    -----------
                                                       (67,652)       (83,661)       (35,068)       (46,274)
                                                   -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                             495,674        611,519         34,353        239,157

   Provision for income taxes                          221,600        258,000         17,200        112,900
                                                   -----------    -----------    -----------    -----------
NET INCOME                                         $   274,074    $   353,519    $    17,153    $   126,257
                                                   ===========    ===========    ===========    ===========
Basic earnings per share                           $       .07    $       .09    $       .01    $       .03
                                                   ===========    ===========    ===========    ===========
Basic weighted average common shares outstanding     3,999,650      3,999,650      3,999,650      3,999,650
                                                   ===========    ===========    ===========    ===========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 31, 2003 AND 2002
                                   (Unaudited)

                                                     2003             2002
                                                 -----------      -----------
OPERATING ACTIVITIES:
  Net income                                     $   274,074      $   353,519
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation                                   152,924          133,738
      Bad debts (recovery)                           (12,154)              --
      Deferred taxes                                    (600)              --
      Changes in operating assets
        and liabilities:
      Due from broker                               (179,579)        (224,173)
      Accounts receivable                           (150,669)         380,310
      Inventories                                   (374,378)         (50,304)
      Prepaid expenses and other
        current assets                               (81,421)           5,379
      Accounts payable and
        accrued expenses                             111,605         (324,268)
      Income taxes payable                           (82,430)         (93,596)
                                                 -----------      -----------
        Net cash provided by (used in)
          operating activities                      (342,628)         180,605
                                                 -----------      -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment               (109,535)          (6,962)
                                                 -----------      -----------
FINANCING ACTIVITIES:
  Principal payments on term loan                    (42,000)         (60,000)
  Increase in cash equivalents
    restricted under credit facility                      --           (6,356)
  Advances under bank line of credit              10,216,597        9,212,848
  Principal payments under bank
    line of credit                                (9,603,842)      (9,421,110)
  Principal payments of obligations
    under capital leases                             (58,375)              --
  Advances from (payments to)
    related parties                                    2,798          (30,628)
                                                 -----------      -----------
      Net cash provided by (used in)
        financing activities                         515,178         (305,246)
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH                       63,015         (131,603)

  Cash, beginning of period                           43,568          199,434
                                                 -----------      -----------
CASH, END OF PERIOD                              $   106,583      $    67,831
                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW DATA:
  Interest paid                                  $    72,482      $    81,867
                                                 ===========      ===========
  Income taxes paid                              $   305,430      $   351,596
                                                 ===========      ===========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

      Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2003, its results of operations for the three and six month periods ended April 30, 2003 and 2002 and its cash flows for the six months ended April 30, 2003 and 2002. Information included in the balance sheet as of October 31, 2002 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the three and six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

NOTE 3 - INVENTORIES:

      Inventories at April 30, 2003 and October 31, 2002 consisted of the following:

                                                April 30, 2003  October 31, 2002
                                                --------------  ----------------
          Packed coffee                          $  396,563       $  380,597
          Green coffee                            1,062,387          659,889
          Packaging supplies                        333,572          377,658
                                                 ----------       ----------
          Totals                                 $1,792,522       $1,418,144
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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002
                                   (Unaudited)

NOTE 4 - HEDGING (Continued):

      At April 30, 2003, the options contracts held by the Company were immaterial.

      At April 30, 2002, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $0.55 per pound. The fair market value of these options, which was obtained from a major financial institution, was $75,938 at April 30, 2002

      The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2003, the Company held 100 futures contracts for the purchase of 3,750,000 pounds of coffee at an average price of $.65 per pound for July 2003 contracts. The market price of coffee applicable to such contracts was $.69 per pound at that date.

      At April 30, 2002, the futures contracts held by the Company were immaterial.

      Included in cost of sales and due from broker for the three and six months ended April 30, 2003 and 2002, the Company recorded realized and unrealized gain and losses respectively, on these contracts as follows:

                                                    Three Months Ended April 30,
                                                         2003        2002
                                                      ---------   ----------
            Realized gains and (losses)               $ 238,072   $ 301,432
            Unrealized gains and (losses)             $(122,007)  $(197,442)

                                                     Six Months Ended April 30,
                                                         2003        2002
                                                      ---------   ----------
            Realized gains and (losses)               $ 574,923   $ 376,923
            Unrealized gains and (losses)             $ (98,344)  $(209,761)

NOTE 5 - LINE OF CREDIT:

      The outstanding balance under a line of credit agreement with a bank was $1,934,128 at April 30, 2003. This amount is being reflected as long term since the loan is due in November of 2004.


NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

      The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments of the fair value of the asset. The asset is being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 and $30,456, for the three months and six months ended April 30, 2003.

      The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002
                                   (Unaudited)

NOTE 7 - EARNINGS PER SHARE:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and six months ended April 30, 2003 and 2002.

NOTE 8 - ECONOMIC DEPENDENCY:

      For the six months ended April 30, 2003, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $1,951,000 and $1,503,000 and the corresponding accounts receivable at April 30, 2002 from these customers were approximately $438,000 and $157,000 respectively.

      For the six months ended April 30, 2002, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $1,890,000 and $1,400,000 and the corresponding accounts receivable at April 30, 2002 from these customers were approximately $163,400 and $207,300 respectively.

      For the six months ended April 30, 2003, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $2,209,000. At April 30, 2003, the approximate amount due to this supplier was $276,000.

      For the six months ended April 30, 2002, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $1,795,000. At April 30, 2002, the approximate amount due to this supplier was $53,100.

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

Comparison of Results of Operations

Six Months Ended April 30, 2003 Compared to the Six Months Ended April 30, 2002

      Net sales totaled $9,573,756 for the six months ended April 30, 2003, an increase of $1,038,911 or 12.2% from $8,534,845 in the six months ended April 30, 2002. The increase in net sales reflects the increased price of coffee and a slight increase in pounds sold in both private label coffee and food service coffees. These increases reflect less aggressive pricing practices of national brands and increased sales in food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers. The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 7.6% to 242 customers, including twenty customers using our new facility in New Orleans, during the six months ended April 30, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. However, beginning in the first quarter of fiscal 2003, the price of green coffee began to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will decrease in fiscal 2003.

      Cost of sales in the six months ended April 30, 2003 was $7,294,237, or 76.2% of net sales, as compared to $6,366,749, or 74.6% of net sales in the six months ended April 30, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to the increase in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2003. Although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2002 and fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices.

      Coffee Holding's gross profit in the six months ended April 30, 2003 was $2,279,519, an increase of $111,423, or 5.1%, from $2,168,096 in the six months ended April 30, 2002. Gross profit as a percentage of net sales decreased by 1.6% to 23.8% in the six months ended 2003 from 25.4% for the same period in 2002. Margins declined primarily due to higher inventory costs as a result of the overall increase in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

      Total operating expenses increased $243,277 or 16.5% to $1,716,193 in the six months ended April 30, 2003 from $1,472,916 for the same period in 2002 due to increases in selling, general and administrative expenses and officers' salaries. Selling and administrative expenses increased $208,422 or 15.8% to $1,524,467 for the six months ended April 30, 2003 from $1,316,045 for the same period in 2002. As a percentage of net sales, this change represented a 0.5% increase from 15.4% in the six months ended April 30, 2002 to 15.9% in the six months ended April 30, 2003. The increase was primarily attributable to increased commissions, travel and factory supply expenses in the six months ended April 30, 2003 as compared to the prior year. The increase in commissions and travel reflect the hiring of additional sales personnel to market our branded coffee products. Officers' salaries increased $34,855 to $191,726 for the six months ended April 30, 2003 from $156,871 for the six months ended April 30, 2002. The increase was due to salary increases for senior officers.

      Interest expense decreased $19,991 or 21.6%, from $92,473 in the six months ended April 30, 2002 to $72,482 in the six months ended April 30, 2003. The decrease is attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income of $495,674 before income taxes in the six months ended April 30, 2003 compared to income of $611,519 before income taxes in the six months ended April 30, 2002. The decrease was attributable primarily to the decrease in gross profit percentage and the increase in operating expenses.

      Our provision for income taxes for the six months ended April 30, 2003 totaled $221,600 compared to $258,000 for the six months ended April 30, 2002. As a result, we had net income of $274,074, or $.07 per share, in the six months ended April 30, 2003 compared to net income of $353,519, or $.09 per share for the six months ended April 30, 2003.

Three Months Ended April 30, 2003 Compared to the Three Months Ended April 30, 2002

      Net sales totaled $5,213,813 for the three months ended April 30, 2003, an increase of $1,176,010 or 29.1% from $4,037,803 in the three months ended April 30, 2002. The increase in net sales reflects the increased price of coffee and a slight increase in pounds sold in both private label coffee. These increases reflect less aggressive pricing practices of national brands and increased sales in food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers. The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 2.5% to 242 customers, including twenty customers using our new facility in New Orleans, during the three months ended April 30, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to traditional supermarket brands.

      Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. However, beginning in the first quarter of fiscal 2003, the price of green coffee began to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will decrease in fiscal 2003.

      Cost of sales in the three months ended April 30, 2003 was $4,228,793, or 81.1% of net sales, as compared to $3,112,036, or 77.1% of net sales in the three months ended April 30, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to the increase in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2003. Although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2002 and fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices.

      Coffee Holding's gross profit in the three months ended April 30, 2003 was $985,020, an increase of $59,253, or 6.4%, from $925,767 in the three months ended April 30, 2002. Gross profit as a percentage of net sales decreased by 4.0% to 18.9% in the three months ended 2003 from 22.9% for the same period in 2002. Margins declined primarily due to higher inventory costs as a result of the overall increase in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

      Total operating expenses increased $275,263 or 43.0% to $915,599 in the three months ended April 30, 2003 from $640,336 for the same period in 2002 due to increases in selling, general and administrative expenses and officers' salaries. Selling and administrative expenses increased $242,865 or 42.7% to $811,984 for the three months ended April 30, 2003 from $569,119 for the same period in 2002. As a percentage of net sales, this change represented a 1.6% increase from 14.0% in the three months ended April 30, 2002 to 15.6% in the three months ended April 30, 2003. The increase was primarily attributable to increased commissions, travel and factory supply expenses in the three months ended April 30, 2003 as compared to the prior year. The increase in commissions and travel reflect the hiring of additional sales personnel to market our branded coffee products. Officers' salaries increased $32,398 to $103,615 for the three months ended April 30, 2003 from $71,217 for the three months ended April 30, 2002. The increase was due to salary increases for senior officers.

      Interest expense decreased $16,653 or 30.8%, from $54,097 in the three months ended April 30, 2002 to $37,444 in the three months ended April 30, 2003. The decrease is attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income of $34,353 before income taxes in the three months ended April 30, 2003 compared to income of $239,157 before income taxes in the three months ended April 30, 2002. The decrease was attributable primarily to the decrease in gross profit percentage and the increase in operating expenses.

      Our provision for income taxes for the three months ended April 30, 2003 totaled $17,200 compared to $112,900 for the three months ended April 30, 2002. As a result, we had net income of $17,153, or $.01 per share, in the three months ended April 30, 2003 compared to net income of $126,257, or $.03 per share for the three months ended April 30, 2003.

Liquidity and Capital Resources

      As of April 30, 2003, we had working capital of approximately $2,560,000, which represented a $831,000 increase from our working capital of approximately $1,729,000 as of October 31, 2002, and total stockholders' equity of $1,772,471, which increased by $274,074 from our total stockholders' equity of $1,498,397 as of October 31, 2002. Our working capital increased primarily as a result of the increased accounts receivable, inventories and amounts due from broker at April 30, 2003 compared to October 31, 2002.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of its eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Effective November 21, 2002, interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.50 at April 30, 2003) and interest on the term loan will be payable monthly at the prime rate plus .50% (an effective rate of 4.75% at April 30, 2003). Principal payments on the term loan are payable monthly at $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As of April 30, 2003, the line of credit had an outstanding balance of $1,934,128 as compared to an outstanding balance of $1,321,373 at October 31, 2002. The outstanding balance under the term loan was $378,000 as of April 30, 2003, and was $420,000 at October 31, 2002. We were in compliance with all required financial covenants at April 30, 2003.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $95,368 at April 30, 2003. The loans are due on demand and currently bear interest at a rate of 6% per year, reduced from 10% in 2002 to reflect the lower interest rate environment. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans. The loans are shown as long-term liabilities since they will not be repaid during the next year.

      In the six months ended April 30, 2002, our operating activities used net cash of $342,628 as compared to the six months ended April 30, 2002 when net cash provided by operating activities was $180,605. The decreased cash flow from operations in the six months ended April 30, 2003 was primarily due to increased inventory levels, increased prepaid expenses and decreased accounts payable.

      During the six months ended April 30, 2003, we used $109,535 of our cash resources to purchase property and equipment. The additional equipment will improve our production efficiencies and allow us to better utilize the brick pack machine purchased in 2002. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Management does not expect to incur other significant capital expenditures in fiscal 2003.

      We also provided $515,178 of net cash in financing activities in the six months ended April 30, 2003, including a net of $612,755 increase in advances on our bank line of credit.

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

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2003, our debt consisted of approximately $380,000 of fixed rate debt and approximately $2,312,000 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 4.50% (or .25% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 4.75% (or .50% above the prime rate) above the prime rate at April 30, 2003. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2003, although there can be no assurance that interest rates will not significantly change.

Commodity Price Risks

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 4 of the notes to financial statements in this quarterly report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

      At April 30, 2003, the option contracts held by us were immaterial.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2003, we held 100 futures contracts for the purchase of 3,750,000 pounds of coffee at an average price of $.65 per pound for July 2003 contracts. The market price of coffee applicable to such contracts was $.6925 per pound at that date.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Coffee Holding's President and Chief Executive Officer (and principal accounting officer) has furnished statements relating to its Form 10-QSB for the periods ended April 30, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            10.10 Sales contract with Supervalu (portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

            99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

                   None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Coffee Holding Co., Inc.
                                 -------------------------------------------
                                 (Registrant)

                                 By: /s/ Andrew Gordon
                                     ---------------------------------------
                                     Andrew Gordon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer and
                                     Principal Accounting Officer)

June 13, 2003

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

Date: June 13, 2003                      /s/ Andrew Gordon
                                         ------------------------------------
                                         Andrew Gordon
                                         President and Chief Executive Officer
                                         (Principal Executive Officer
                                         and Principal Accounting Officer)