Form 10QSB
period 2003-07-31
COFFEE HOLDING CO INC
filed 2003-09-15
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2003

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

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        Outstanding at
              Class                                     July 31, 2003
         --------------                                 --------------
          Common Stock,
         par value $.01                                   3,999,650

                                     PART I

                                                                            PAGE
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS...................................................1

Condensed Balance Sheets
   July 31, 2003 (unaudited) and October 31, 2002..............................1

Condensed Statements of Income
   Three and Nine months Ended July 31, 2003 and 2002 (unaudited)..............2

Condensed Statements of Cash Flows
   Nine months Ended July 31, 2003 and 2002 (unaudited)........................3

Notes To Condensed Financial Statements........................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..................................................7

ITEM 3. CONTROLS AND PROCEDURES...............................................13

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................14

ITEM 5. OTHER INFORMATION ....................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................14

SIGNATURES....................................................................16

CERTIFICATIONS................................................................16

Part I

Item I. Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       JULY 31, 2003 AND OCTOBER 31, 2002

                                                                                              July 31, 2003        October 31, 2002
                                                                                              -------------        ----------------
                                                                                               (unaudited)
                                                               - ASSETS -
CURRENT ASSETS:
     Cash                                                                                      $   57,423             $   43,568
     Due from broker                                                                              895,641                768,602
     Accounts receivable, net of allowance for
       doubtful accounts of $188,357 and $200,511                                               1,776,709              1,783,422
     Inventories                                                                                1,912,810              1,418,144
     Prepaid expenses and other current assets                                                    439,430                 83,267
     Deferred tax asset                                                                           149,800                115,300
                                                                                               ----------             ----------
         TOTAL CURRENT ASSETS                                                                   5,231,813              4,212,303

Property and equipment, at cost, net of accumulated
  depreciation of $2,925,408 and $2,694,400                                                     1,691,868              1,813,342
Deposits and other assets                                                                          16,796                 16,796
                                                                                               ----------             ----------
                                                                                               $6,940,477             $6,042,441
                                                                                               ==========             ==========

                                                - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Current portion of term loan                                                              $   84,000             $   84,000
     Current portion of obligations under capital lease                                           128,437                121,259
     Accounts payable and accrued expenses                                                      1,623,743              2,048,494
     Income taxes payable                                                                         423,249                229,540
                                                                                               ----------             ----------
         TOTAL CURRENT LIABILITIES                                                              2,259,429              2,483,293

Term loan, net of current portion                                                                 273,000                336,000
Obligations under capital lease, net of current portion                                           125,335                221,708
Line of credit borrowings                                                                       2,164,174              1,321,373
Loans from related parties                                                                         86,930                 92,570
Income taxes payable - deferred                                                                    92,400                 89,100
                                                                                               ----------             ----------
         TOTAL LIABILITIES                                                                      5,001,268              4,544,044
                                                                                               ----------             ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share;
       10,000,000 shares authorized; none issued                                                    --                     --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 3,999,650 shares
       issued and outstanding                                                                       4,000                  4,000
     Additional paid-in capital                                                                   867,887                867,887
     Retained earnings                                                                          1,067,322                626,510
                                                                                               ----------             ----------
         TOTAL STOCKHOLDERS' EQUITY                                                             1,939,209              1,498,397
                                                                                               ----------             ----------
                                                                                               $6,940,477             $6,042,441
                                                                                               ==========             ==========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               NINE AND THREE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (Unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                           July 31,                             July 31,
                                                                   2003              2002               2003                2002
                                                              ------------       ------------       ------------       ------------
NET SALES                                                     $  4,912,052       $  4,235,939       $ 14,485,808       $ 12,770,784

COST OF SALES                                                    3,592,603          3,035,075         10,886,840          9,401,824
                                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                                     1,319,449          1,200,864          3,598,968          3,368,960
                                                              ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Selling and administrative                                    924,249            677,232          2,448,716          1,975,554
     Officers' salaries                                            120,884             98,536            312,610            273,131
                                                              ------------       ------------       ------------       ------------
         TOTALS                                                  1,045,133            775,768          2,761,326          2,248,685
                                                              ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                                             274,316            425,096            837,642          1,120,275
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                                   2,005              6,278              6,835             15,090
   Interest expense                                                (32,883)           (44,787)          (105,365)          (137,260)
                                                              ------------       ------------       ------------       ------------
                                                                   (30,878)           (38,509)           (98,530)          (122,170)
                                                              ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                         243,438            386,587            739,112            998,105

   Provision for income taxes                                       76,700            151,488            298,300            409,489
                                                              ------------       ------------       ------------       ------------

NET INCOME                                                    $    166,738       $    235,099       $    440,812       $    588,616
                                                              ============       ============       ============       ============

Basic earnings per share                                      $        .04       $        .06       $        .11       $        .15
                                                              ============       ============       ============       ============

Basic weighted average common shares outstanding                 3,999,650          3,999,650          3,999,650          3,999,650
                                                              ============       ============       ============       ============

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                   (Unaudited)

                                                                                                    2003                    2002
                                                                                                ------------           ------------
OPERATING ACTIVITIES:
     Net income                                                                                 $    440,812           $    588,616
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation                                                                             152,924                204,618
            Bad debts                                                                                (12,154)                    --
            Deferred taxes                                                                           (31,200)                    --
         Changes in operating assets and liabilities:
           Due from broker                                                                          (127,039)               (22,079)
           Accounts receivable                                                                        18,867                362,222
           Inventories                                                                              (494,666)               (95,242)
           Prepaid expenses and other current assets                                                (356,163)               (45,012)
           Deposits and other assets                                                                      --                 (6,109)
           Income taxes payable                                                                      193,709                (64,107)
           Accounts payable and accrued expenses                                                    (424,751)              (455,028)
                                                                                                ------------           ------------
              Net cash (used in) provided by operating activities                                   (639,661)               467,879
                                                                                                ------------           ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                (31,450)              (306,041)
                                                                                                ------------           ------------

FINANCING ACTIVITIES:
   Principal payments on term loan                                                                   (63,000)               (90,000)
   Increase in cash equivalents restricted under credit facility                                          --                (10,492)
   Advances under bank line of credit                                                             15,685,990             13,699,522
   Principal payments under bank line of credit                                                  (14,843,189)           (14,194,698)
   Funding for capital lease obligation                                                                   --                383,764
   Principal payments of obligations under capital leases                                            (89,195)               (11,771)
   Advances from (payments to) related parties                                                        (5,640)               (40,087)
                                                                                                ------------           ------------
              Net cash provided by (used in) financing activities                                    684,966               (263,762)
                                                                                                ------------           ------------

NET INCREASE (DECREASE) IN CASH                                                                       13,855               (101,924)
    Cash, beginning of period                                                                         43,568                199,434
                                                                                                ------------           ------------

CASH, END OF PERIOD                                                                             $     57,423           $     97,510
                                                                                                ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:

    Interest paid                                                                               $    105,365           $    125,644
                                                                                                ============           ============
    Income taxes paid                                                                           $    336,029           $    249,190
                                                                                                ============           ============

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

      Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2003, its results of operations for the three and nine months period ended July 31, 2003 and 2002 and its cash flows for the nine months ended July 31, 2003 and 2002. Information included in the balance sheet as of October 31, 2002 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

      Operating results for the three and nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

NOTE 3 - INVENTORIES:

      Inventories at July 31, 2003 and October 31, 2002 consisted of the following:

                                             July 31, 2003    October 31, 2002
                                              ----------        ----------
      Packed coffee                           $  245,283        $  380,597
      Green coffee                             1,338,758           659,889
      Packaging supplies                         328,769           377,658
                                              ----------        ----------
      Totals                                  $1,912,810        $1,418,144
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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 4 - HEDGING (Continued):

      At July 31, 2003, the option contracts held by the Company were immaterial.

      At July 31, 2002, the Company held 90 options (generally with terms of two months or less) covering an aggregate of 3,375,000 pounds of green coffee beans at a price of $0.50 to $0.53 per pound. The fair market value of these options, which was obtained from a major financial institution, was $20,663 at July 31, 2002.

      The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2003, the Company held 144 futures contracts for the purchase of 5,400,000 pounds of coffee at an average price of $.6155 per pound for September 2003 contracts. The market price of coffee applicable to such contracts was $.6345 per pound at that date.

      At July 31, 2002, the Company held 88 futures contracts for the purchase of 3,300,000 pounds of coffee at an average price of $.49 per pound for various September 2002 contracts. The market price of coffee applicable to the contracts was $.47 per pound at that date.

      Included in cost of sales and due from broker for the three and nine months ended July 31, 2003 and 2002, the Company recorded realized and unrealized gain and losses respectively, on these contracts as follows:

                                                Three Months Ended July 31,
                                                    2003          2002
                                               ------------   --------------
            Realized gains and (losses)         $  44,131       $(96,462)
            Unrealized gains and (losses)       $ 101,324       $ 62,080

                                                 Nine Months Ended July 31,
                                                    2003         2002
                                               ------------   --------------
            Realized gains and (losses)         $ 619,054      $ 280,461
            Unrealized gains and (losses)       $   2,980      $(147,681)

NOTE 5 - LINE OF CREDIT:

      The outstanding balance under a line of credit agreement with a bank was $2,164,174 at July 31, 2003. This amount is being reflected as long term since the principal loan balance is due in November of 2004.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

      The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments of the fair value of the asset. The asset is being depreciated over the lease term.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002
                                   (Unaudited)

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES (Continued):

      Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 and $45,684, for the three months and nine months ended July 31, 2003.

      The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

NOTE 7 - EARNINGS PER SHARE:

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and nine months ended July 31, 2003 and 2002.

NOTE 8 - ECONOMIC DEPENDENCY:

      For the nine months ended July 31, 2003, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $2,551,000 and $2,308,000 and the corresponding accounts receivable at July 31, 2003 from these customers were approximately $127,000 and $201,700 respectively.

      For the nine months ended July 31, 2002, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $2,475,000 and $2,101,000 and the corresponding accounts receivable at July 31, 2002 from these customers were approximately $170,000 and $101,000 respectively.

      For the nine months ended July 31, 2003, purchases from two suppliers were each in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $3,082,000 and $1,063,000 and the corresponding accounts payable to these suppliers at July 31, 2003 were approximately $110,700 and $124,500, respectively.

      For the nine months ended July 31, 2002, purchases from one supplier were in excess of 10% of the Company's total purchases and aggregated approximately $2,634,400. At July 31, 2002, the approximate amount due to this supplier was $70,400.

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

Comparison of Results of Operations

Nine Months Ended July 31, 2003 Compared to the Nine Months Ended July 31, 2002

      Net sales totaled $14,485,808 for the nine months ended July 31, 2003, an increase of $1,715,024 or 13.4% from $12,770,784 in the nine months ended July 31, 2002. The increase in net sales reflects an increase in pounds sold in both private label coffee and food service coffees and the higher price of the underlying commodity (coffee). These increases reflect increased sales in food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers and new private label customers. The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 5.9% to 250 customers, including twenty customers using our new facility in New Orleans, during the nine months ended July 31, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. However, beginning in the first quarter of fiscal 2003, the price of green coffee began to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will continue to decrease for the remainder of fiscal 2003 into fiscal 2004.

      Cost of sales in the nine months ended July 31, 2003 was $10,886,840, or 75.2% of net sales, as compared to $9,401,824, or 73.6% of net sales in the nine months ended July 31, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to the increase in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. Although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2002 and fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices.

      Coffee Holding's gross profit in the nine months ended July 31, 2003 was $3,598,968, an increase of $230,008 or 6.8%, from $3,368,960 in the nine months ended July 31, 2002. Gross profit as a percentage of net sales decreased by 1.6% to 24.8% in the nine months ended 2003 from 26.4% for the same period in 2002. Margins declined primarily due to higher inventory costs as a result of the overall increase in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and ultimately our margins as coffee prices continue to rise.

      Total operating expenses increased $512,641 or 22.8% to $2,761,326 in the nine months ended July 31, 2003 from $2,248,685 for the same period in 2002 due to increases in selling, general and administrative expenses and officers' salaries. Selling and administrative expenses increased $473,162 or 24.0% to $2,448,716 for the nine months ended July 31, 2003 from $1,975,554 for the same period in 2002. As a percentage of net sales, this change represented a 1.4% increase from 15.5% in the nine months ended July 31, 2002 to 16.9% in the nine months ended July 31, 2003. The increase in selling expenses reflects our strategic decision to invest in measures that will increase net sales on a present and future basis. More specifically, the increase in selling expenses includes increases in sales commissions, travel expenses and shipping charges. The increase in commissions and travel expenses reflect the retention of a commission-based marketing team to market our branded product lines and hiring of additional sales personnel to market our food service coffee products. The increase in shipping expenses reflects the increase in pounds of coffee sold and the addition of new customers during the period. Consistent with our strategy, during the three months ended July 31, 2003, we invested $92,000 in packaging development for new customers. This investment was booked as a prepaid expense and will be expensed over the next six to twelve months as sales are shipped to these new customers. The increase in selling expenses were offset in part by decreases in professional fees incurred.

      Officers' salaries increased $39,479 to $312,610 for the nine months ended July 31, 2003 from $273,131 for the nine months ended July 31, 2002. The increase was due to salary increases for senior officers.

      Interest expense decreased $31,895 or 23.2%, from $137,260 in the nine months ended July 31, 2002 to $105,365 in the nine months ended July 31, 2003. The decrease is attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income of $739,112 before income taxes in the nine months ended July 31, 2003 compared to income of $998,105 before income taxes in the nine months ended July 31, 2002. The decrease was attributable primarily to the increase in operating expenses necessitated by our growth strategy to secure market share in both the private label and branded coffee segments of our business.

      Our provision for income taxes for the nine months ended July 31, 2003 totaled $298,300 compared to $409,489 for the nine months ended July 31, 2002. As a result, we had net income of $440,812, or $.11 per share, in the nine months ended July 31, 2003 compared to net income of $588,616, or $.15 per share for the nine months ended July 31, 2002.

Three Months Ended July 31, 2003 Compared to the Three Months Ended
July 31, 2002

      Net sales totaled $4,912,052 for the three months ended July 31, 2003, an increase of $676,113 or 16.0% from $4,235,939 in the three months ended July 31, 2002. The increase in net sales reflects an increase in pounds sold in both private label coffee and the higher price of the underlying commodity (coffee). These increases reflect increased sales in food service business resulting from our hiring of two full-time salespersons to market our upscale brands to hotels, restaurants, office coffee service companies and other food service retailers and new private label customers. The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 3.3% to 250 customers, including twenty customers using our new facility in New Orleans, during the three months ended July 31, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to traditional supermarket brands.

      Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. However, beginning in the first quarter of fiscal 2003, the price of green coffee began to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will continue to decrease for the remainder of fiscal 2003 and into fiscal 2004.

      Cost of sales in the three months ended July 31, 2003 was $3,592,603, or 73.1% of net sales, as compared to $3,035,075, or 71.7% of net sales in the three months ended July 31, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to the increase in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. Although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2002 and fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices.

      Coffee Holding's gross profit in the three months ended July 31, 2003 was $1,319,449, an increase of $118,585, or 9.9%, from $1,200,864 in the three months ended July 31, 2002. Gross profit as a percentage of net sales decreased by 1.4% to 26.9% in the three months ended 2003 from 28.3% for the same period in 2002. Margins declined primarily due to higher inventory costs as a result of the overall increase in green coffee purchase prices. As discussed above, we believe that our increased inventory position will allow us to increase our sales and ultimately our margins as coffee prices continue to rise.

      Total operating expenses increased $269,365 or 34.7% to $1,045,133 in the three months ended July 31, 2003 from $775,768 for the same period in 2002 due to increases in selling, general and administrative expenses and officers' salaries. Selling and administrative expenses increased $247,017 or 36.5% to $924,249 for the three months ended July 31, 2003 from $677,232 for the same period in 2002. As a percentage of net sales, this change represented a 2.8% increase from 16.0% in the three months ended July 31, 2002 to 18.8% in the three months ended July 31, 2003. The increase in selling expenses reflects our strategic decision to invest in measures that will increase net sales on a present and future basis. More specifically, the increase in selling expenses includes increases in sales commissions, travel expenses and shipping charges. The increase in commissions and travel expenses reflect retention of a commission-based marketing team to market our branded product lines and the hiring of additional sales personnel to market our food service coffee products. The increase in shipping expenses reflects the increase in pounds of coffee sold and the addition of new customers during the period. Consistent with our strategy, during the three months ended July 31, 2003, we invested $92,000 in packaging development for new customers. This investment was booked as a prepaid expense and will be expensed over the next six to twelve months as sales are shipped to these new customers. The increase in selling expenses were offset in part by decreases in professional fees incurred.

      Officers' salaries increased $22,348 to $120,884 for the three months ended July 31, 2003 from $98,536 for the three months ended July 31, 2002. The increase was due to salary increases for senior officers.

      Interest expense decreased $11,904 or 26.6%, from $44,787 in the three months ended July 31, 2002 to $32,883 in the three months ended July 31, 2003. The decrease is attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income of $243,438 before income taxes in the three months ended July 31, 2003 compared to income of $386,587 before income taxes in the three months ended July 31, 2002. The decrease was attributable primarily to the increase in operating expenses necessitated by our growth strategy to secure market share in both the private label and branded coffee segments of our business.

      Our provision for income taxes for the three months ended July 31, 2003 totaled $76,700 compared to $151,488 for the three months ended July 31, 2002. As a result, we had net income of $166,738, or $.04 per share, in the three months ended July 31, 2003 compared to net income of $235,099, or $.06 per share for the three months ended July 31, 2003.

Liquidity and Capital Resources

      As of July 31, 2003, we had working capital of approximately $2,972,000, which represented a $1,243,000 increase from our working capital of approximately $1,729,000 as of October 31, 2002, and total stockholders' equity of $1,939,209, which increased by $440,812 from our total stockholders' equity of $1,498,397 as of October 31, 2002. Our working capital increased primarily as a result of the increased prepaid expenses, inventories and amounts due from broker, as well as decreased accounts payable at July 31, 2003 compared to October 31, 2002.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of its eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Effective November 21, 2002, interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.25 at July 31, 2003) and interest on the term loan will be payable monthly at the prime rate plus .50% (an effective rate of 4.50% at July 31, 2003). Principal payments on the term loan are payable monthly at $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As of July 31, 2003, the line of credit had an outstanding balance of $2,164,174 as compared to an outstanding balance of $1,321,373 at October 31, 2002. The outstanding balance under the term loan was $357,000 as of July 31, 2003, and was $420,000 at October 31, 2002. We were in compliance with all required financial covenants at July 31, 2003.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $86,930 at July 31, 2003. The loans are due on demand and currently bear interest at a rate of 6% per year, reduced from 10% in 2002 to reflect the lower interest rate environment. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans. The loans are shown as long-term liabilities since they will not be repaid during the next year.

      In the nine months ended July 31, 2003, our operating activities used net cash of $639,661 as compared to the nine months ended July 31, 2002 when net cash provided by operating activities was $467,879. The decreased cash flow from operations in the nine months ended July 31, 2003 was primarily due to increased inventory levels and increased prepaid expenses.

      During the nine months ended July 31, 2003, we used $31,450 of our cash resources to purchase property and equipment. The additional equipment will improve our production efficiencies and allow us to better utilize the brick pack machine purchased in 2002. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-

1/3% per annum. Management does not expect to incur other significant capital expenditures in fiscal 2003.

      We also provided $684,966 of net cash in financing activities in the nine months ended July 31, 2003, including a net of $842,801 increase in advances on our bank line of credit.

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

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2003, our debt consisted of approximately $87,000 of fixed rate debt and approximately $2,521,000 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 4.25% (or .25% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 4.50% (or .50% above the prime rate) above the prime rate at July 31, 2003. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2003, although there can be no assurance that interest rates will not significantly change.

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

      At July 31, 2003, the option contracts held by us were immaterial.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2003, we held 144 futures contracts for the purchase of 5,400,000 pounds of coffee at an average price of $.6155 per pound for September 2003 contracts. The market price of coffee applicable to such contracts was $.6345 per pound at that date.

Item 3. Controls and Procedures

      Management, including the Company's President and Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          31.1  Certification under Section 302 of the Sarbanes-Oxley Act of
                2002.

          32.1  Certification under Section 906 of the Sarbanes-Oxley Act of
                2002.

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

September 12, 2003