Form 10KSB
period 2003-10-31
COFFEE HOLDING CO INC
filed 2004-01-29
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

       Registrant's telephone number, including area code: (718) 832-0800

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended October 31, 2003 were $20,239,867.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant cannot be determined as the common stock is not quoted or listed on any quotation system or market

As of December 31, 2003, the Registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS

                                                                            Page

PART I

      ITEM 1.  DESCRIPTION OF BUSINESS.........................................1

      ITEM 2.  DESCRIPTION OF PROPERTY........................................11

      ITEM 3.  LEGAL PROCEEDINGS..............................................11

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............11

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
               AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......12

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................12

      ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................17

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................17

      ITEM 8A. CONTROLS AND PROCEDURES........................................17

PART III

      ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF COFFEE HOLDING CO., INC....18

      ITEM 10. EXECUTIVE COMPENSATION.........................................19

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................20

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................22

PART IV

      ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.........................22

SIGNATURES....................................................................25

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

      Our products can be divided into three categories:

      o     Branded Coffee;

      o     Private Label Coffee; and

      o     Wholesale Green Coffee.

      We conduct wholesale coffee operations in accordance with strict freshness and quality standards. Our primary business is roasting, blending, packaging and distributing coffee for sale under private labels for companies throughout the United States and Canada. We also sell unprocessed green coffee to specialty gourmet roasters throughout the United States. We sell over 70 types of coffee from all over the world, including fair trade and organic coffees, the fastest growing area in the specialty coffee segment, at various price points to wholesale customers primarily located throughout the United States and Canada, including supermarket, wholesaler and individually owned and multi-unit retail store customers.

      We have been a family operated business for three generations. Throughout this time, we have remained committed to the purchase of high quality coffee beans, which we deep roast for full flavor using a slow roasting process and ship to most of our wholesale customers within 72 hours of roasting to ensure freshness. With our rich offering of coffee blends and over 30 years of experience in the coffee industry, we believe that we have developed a loyal customer base.

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

      Portfolio of Differentiated Branded Coffees. We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually-owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian style espresso, 100% Colombian coffee and blended coffee. Cafe Caribe, our leading name brand by revenue, is a specialty espresso coffee targeting the Latin American consumer market, which, according to 2000 census data, is the largest minority and fastest growing demographic in the U.S. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers in the United States consume up to four times more coffee than other non-Hispanic coffee drinkers and tend to be more brand loyal than other coffee drinkers. Currently, our highest net profit margin is on our branded coffees. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands. In addition, we have added a group of marketing specialists to help grow our branded coffee sales. These specialists have redesigned our packaging and labels and have enabled us to extend our product lines to include instant cappuccinos, large can coffees and mini-bricks.

      Wholesale Green Coffee Market Presence. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As the largest roaster/dealer of green coffee on the East Coast, we are favorably positioned to increase our specialty coffee sales. We are a charter member of the Specialty Coffee Association of America and the largest distributor of Swiss water processed decaffeinated coffees along the Eastern seaboard. We also have a 11-year relationship with our largest wholesale green coffee customer, Green Mountain Coffee Roasters (Nasdaq: GMCR). We believe that our relationships with various wholesale green coffee customers, including Green Mountain, and our focus on selling green coffee on a wholesale basis has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive specialty retail coffee environment. We currently have relationships with approximately 245 wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers.

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

      Developing our food service business. To date, we have had limited presence in the food service market. We plan to expand into the food service business to develop a new distribution channel for our products. Since 2001, we have hired two new full-time salespersons to market our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. We have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least 10 trade shows on an annual basis held by various buying groups which give us a national audience to sell our food service products.

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

      Cafe Caribe, our leading name brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers, in particular, the Latin American consumer market, which, according to 2000 census data, is the largest minority and fastest growing demographic in the U.S. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers consume up to four times more coffee than other coffee drinkers and tend to be more brand loyal than other coffee drinkers.

      Cafe Supremo is a specialty espresso that targets espresso drinkers of all backgrounds and tastes. It is designed to introduce coffee drinkers to the tastes of dark roasted coffee.

      Don Manuel is a 100% Colombian coffee product made from the finest beans Colombia produces. 100% Colombian coffee is an upscale quality product which commands a substantial premium at retail compared to the more traditional brown coffee blends. We also use this known trademark in our food service business because of the perceived quality level of the brand.

      Fifth Avenue is a blended coffee which has become popular as an alternative for consumers who purchase private label or national branded coffee. We also market this brand to wholesalers which do not wish to undertake the expense of developing a private label coffee program under their own name.

      Via Roma is an Italian-style espresso targeted at the more traditional espresso drinker.

      In fiscal 2003, sales of our branded coffees comprised approximately 9.7% of our sales revenues, compared to 9% in fiscal 2002.

      Private label coffee. From our facility in Brooklyn, New York, we roast, blend, package and distribute coffee under private labels for companies throughout the United States and Canada. Our private label coffee is distributed in cans and brick packs in a variety of sizes. As of October 31, 2003, we supplied coffee to approximately 35 different wholesale and retail companies, including two of the largest grocery wholesalers in North America based on total sales according to Private Label magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.

      In the year ended October 31, 2003, approximately 44.8% of our sales revenue came from private label coffee sales, compared to 42% of revenues in fiscal 2002.

      Wholesale Green Coffee. Although the overall coffee market is mature, the specialty green coffee market represents the fastest growing area of the industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As the largest roaster/dealer of green coffee on the East Coast, we are favorably positioned to increase our specialty coffee sales. We are a charter member of the Specialty Coffee Association of America and the largest distributor of Swiss water processed decaffeinated coffees along the Eastern seaboard. We have a 11-year relationship with our largest wholesale green coffee customer, Green Mountain Coffee Roasters (Nasdaq: GMCR). We believe that these relationships and our focus on selling green coffee on a wholesale basis has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive specialty retail coffee environment.

      We currently have relationships with approximately 245 wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States. We carry over 70 different varieties of green coffee beans. Green gourmet coffee beans are sold unroasted, direct from warehouses to the small roasters and gourmet coffee shop operators which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) depending on the size and needs of the customer. We believe that we can increase sales in the wholesale green coffee segment of the coffee market without venturing into the already competitive retail specialty coffee environment. We believe that we can be as profitable or more profitable than other major specialty roasters by selling coffee "one bag at a time" rather than "one cup at a time."

      In fiscal 2003, wholesales of green coffee beans accounted for approximately 45.5% of our sales revenues compared to approximately 49% of revenues came from such sales in fiscal 2002.

      We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-bricks, filter packs, tea line products, instant cappuccinos and fair trade and organic coffee products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for coffee beans on the commodities market as of October 31, 2003 was $.585 per pound.

      We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda, among others. In fiscal 2003, substantially all of our purchases were from approximately ten dealers. The ten vendors accounted for $11.0 million, or 83% of total product purchases. One of these vendors, Rothfos Corporation, accounted for $4.1 million, or 31% of total purchases. This vendor accounted for approximately $66,700 of our accounts payable at October 31,

2003. An employee of this vendor is one of our directors. Purchases from that vendor totaled approximately $4,110,900 and $3,415,200 in 2003 and 2002, respectively. We do not believe that the loss of any one vendor would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Customers

      We sell our private label and our branded coffee to the four largest wholesalers in the United States (according to Supermarket News) and are the exclusive coffee supplier for the largest and fourth largest wholesalers in the U.S. Sales to Supervalu, Nash Finch and Topco/Shurfine in the aggregate accounted for approximately 27.7% and 27.0% of our total net sales for these periods, respectively. Sales to Supervalu amounted to 15.9% and 17.0% of our net sales for the year ended October 31, 2003 and the year ended October 31, 2002, respectively. Sales of green coffee beans to Green Mountain Coffee Roasters accounted for approximately 15.4% and 18.0% of our total sales for the year ended October 31, 2003 and the year ended October 31, 2002, respectively.

      We historically have had short-term contracts with some of these customers (generally one to two years in duration). Although we believe that we have a strong mutually beneficial relationship with those companies, there can be no assurance that these relationships will continue. We currently have agreements with three of our wholesale customers (Supervalu, Shurfine Central and Sav-a-lot) in which we are the supplier at fixed prices for lines of private label ground coffee. We are the exclusive supplier for Supervalu and Shurfine Central. The loss of any one of these relationships would likely have a material adverse effect on our business and results of operations.

      Although our agreements with wholesale customers generally contain only pricing terms, our contracts with Supervalu and Sav-a-lot also contain minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices surge significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. In addition, during fiscal 2002 and fiscal 2003, the historically low price of coffee allowed us to replace our existing inventory with cheaper new inventory, locking in additional margins on previously contracted business. We believe that our favorable inventory position will allow us to increase its sales and margins if coffee prices continue to rise.

Marketing

      We market our private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers. We also use our web site (www.coffeeholding.com) as a method of marketing ourselves and our coffee products.

      For our private label and brand coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions, two-for-one sales and new product launches to capture changing consumer taste preference for upscale canned coffees.

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

      We evaluate opportunities for growth consistent with our business objectives. We recently established relationships with additional independent sales brokers to market our products in the western United States, an area of the country where we have historically not marketed and sold our coffee. In addition, we have targeted the Latin American consumer market which, according to 2000 census data, is the largest minority and fastest growing demographic in the U.S. According to the Strategy Research Corporation 2000 U.S. Hispanic Market Study, Hispanic coffee drinkers in the United States consume up to four times more coffee than other non-Hispanic coffee drinkers and tend to be more brand loyal than other coffee drinkers. We have hired third-party marketing specialists to act as brand managers that will focus exclusively on developing sales of our ethnic espresso brands.

      We plan to expand into the food service business to develop a new distribution channel for our products. Since 2001, we have hired two new full-time salespersons to market our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. We have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least 10 trade shows on an annual basis held by various buying groups which give us a national audience to sell our food service products.

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

      Coffee Holding is also a supporter of several coffee oriented charitable organizations. We have been members of Coffee Kids for over 10 years. We are also members of Grounds for Health, an organization that educates, screens, and arranges treatment for women of the rural coffee growing communities of Mexico, who have cancer. Most recently, we are the administrative benefactor to a new non-profit, Cup for Education. After discovering the lack of schools, teachers, and basic fundamental learning supplies, "Cup" was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education in the poor coffee growing communities of Central, and Latin America.

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

      We intend to expand the market presence of our branded products outside our primary northeastern United States market by building upon our existing network of brokers, independent distributorships, gourmet specialty coffee distributors and third-party brand managers. We will also seek to expand the market presence of our branded products through acquisitions, licensing agreements and other strategic alliances. We do not believe that branded coffee competition in our targeted markets differs significantly from branded coffee competition in the northeastern United States. While our competitors' brands currently may be more recognizable than ours outside the northeastern United States, we believe that we can successfully expand the name recognition of our products by, among other things, emphasizing the distinctive flavor of our proprietary brands and targeting Hispanic consumers. In addition, we recently established relationships with additional independent sales brokers to market our products on a national scale. We also are warehousing specialty green coffee in New Orleans, Louisiana to expand our United States presence in the South, Southwest and West. We believe that our presence in New Orleans will allow us to capture additional customers in areas where potential customers are reluctant to pay the higher freight costs associated with shipping our products from New York City.

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

      Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than us. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Our 30-plus years of experience as a roaster and a seller of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer a lower price for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because the gourmet green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our gourmet green coffee customers compete with our private label or branded coffee lines of business.

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

Employees

      We have 36 full-time employees 27 of whom are employed in the areas of coffee roasting, blending and packaging and nine of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

ITEM 2.     DESCRIPTION OF PROPERTY

      We are headquartered at 4401 First Avenue, Brooklyn, New York where we own the land and an approximately 15,000 square foot building. The building houses our executive offices, as well as our plant where we roast, blend and package our coffee. We believe our headquarters are in good condition and have adequate insurance coverage.

      We also lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or shareholders. We pay annual rent of $50,076 until the expiration of the lease on August 31, 2004. We believe the property is adequately insured.

      We also use a variety of independent, bonded commercial warehouses to store our green coffee beans.

      Our management believes that our facilities are adequate for our current operations and for our contemplated operations in the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

      We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is not quoted or listed on any quotation system or market. No firm makes a market for the common stock. We have applied to have our common stock quoted for trading on the OTC Bulletin Board. The number of registered holders of our common stock at October 31, 2003 was 472.

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

Year Ended October 31, 2003 (Fiscal 2003) Compared to the Year Ended October 31, 2002 (Fiscal 2002)

      Net sales totaled $20,239,867 for the year ended October 31, 2003, an increase of $2,807,125 or 16.1% from $17,432,742 for the year ended October 31, 2002. The increase in net sales reflects increases in the price of coffee and an increase in coffee pounds sold from 16.1 million pounds in 2002 to 17.4 million pounds in 2003. The increase in pounds of coffee sold is the result of increased sales of our private label coffees to current and new customers and a slight increase in the sales of our branded products.

      The number of our customers in the gourmet green coffee area grew approximately 8.9% to 245 during the year ended October 31, 2003. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start-up ventures. Since management believes that the specialty gourmet green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will expand in this area. We also believe that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Our sales prices decreased steadily throughout fiscal 2002 due to the decline in the price of green coffee. Commencing in late 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through to the end of 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Sales prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee sales prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. We also experienced some pricing pressure in the private label area as national brands cut their prices in order to increase market share. The decrease in national brand prices made private label coffee less attractive to consumers compared to these national brands. However, the price of green coffee began to increase in fiscal 2002 and we believe further increases are possible. If this does occur, national and regional brands will begin either decreasing their levels of promotion or initiating price increases to cover the added expense of higher priced green coffee. Based on this, we believe that pricing pressure will decrease in fiscal 2004, allowing for both an increase in private label sales and higher prices received for our products.

      Cost of sales for the year ended October 31, 2003 was $15,373,127, or 76.0% of net sales, as compared to $12,452,713 or 71.4% of net sales for the year ended October 31, 2002. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to the increase in green coffee purchase prices. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. As discussed above, although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices surge significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We believe that our favorable inventory position will allow us to increase our sales and margins if coffee prices continue to rise.

      Our gross profit in fiscal 2003 was $4,866,740, a decrease of $113,289, or 2.3% from $4,980,029 for the year ended October 31, 2002. Gross profit as a percentage of net sales decreased by 4.6% to 24.0% in fiscal 2003 from 28.6% in fiscal 2002. Margins decreased primarily due to pricing pressure from national brands which caused us to increase marketing efforts to maintain sales.

      Total operating expenses increased $487,561, or 13.9%, to $3,992,325 in fiscal 2003 from $3,504,764 in fiscal 2002 due to increases in selling, general and administrative expenses, including freight, office and officers' salaries, partially offset by a decrease in professional fees. Officers' salaries were $490,860 in fiscal 2003, an increase of $47,638 from $443,222 for the year ended October 31, 2002. Selling and administrative expenses increased $439,923 during the period. We expect advertising and promotional expenses to increase in the future as we continue to increase our participation in national and regional shows to promote our brands and our private label products. As a percentage of net sales, total operating expenses decreased 0.4% from 20.1% for the year ended October 31, 2002 to 19.7% for the year ended October 31, 2003. This change reflects the fact that selling and administrative expenses in total, increased proportionate to the increase in sales.

      Interest expense decreased $34,071, or 18.9%, from $180,678 for the year ended October 31, 2002 to $146,607 for the year ended October 31, 2003. The decrease was attributable to a decline in the average borrowings outstanding on our line of credit with Wells Fargo Business Credit and on the term loan. The decrease is also attributable to lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income before taxes of $738,448 in fiscal 2003 compared to income before taxes of $1,313,095 in fiscal 2002. The decrease was primarily attributable to the increase in operating expenses and the increase in cost of goods sold as we focused on increasing market share in order to capitalize on increased prices in the future.

      Our provision for income taxes for the year ended October 31, 2003 totaled $116,366 compared to $557,720 for the year ended October 31, 2002. The decrease was primarily attributable to the decrease in income before taxes for the 2003 fiscal year. As a result, we had net income of $622,082, or $.16 per share, in fiscal 2003 compared to net income of $755,375, or $.19 per share, in fiscal 2002.

Liquidity and Capital Resources

      As of October 31, 2003, we had working capital of approximately $3,363,000, which represented a $1,634,000 increase from our working capital of approximately $1,729,000 as of October 31, 2002, and total stockholders' equity of $2,120,479, which increased by $622,082 from our total stockholders' equity of $1,498,397 as of October 31, 2002. Our working capital increased primarily as a result of an increase in accounts receivable and inventories, a decrease in accounts payable and accrued expenses, offset by a decrease in prepaid expenses at October 31, 2003 compared to October 31, 2002.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of its eligible inventories. Interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.25% at October 31, 2003) and interest on the term loan is payable monthly at the prime rate plus .50% (an effective rate of 4.5% at October 31, 2003). Principal payments on the term loan are payable monthly at

$7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As of October 31, 2003, the line of credit had an outstanding balance of $2,376,066 as compared to an outstanding balance of $1,321,373 at October 31, 2002. The outstanding balance under the term loan was $336,000 as of October 31, 2003, and was $420,000 at October 31, 2002. We were in compliance with all required financial covenants at October 31, 2003.

      We had loans payable to our shareholders, all of whom are of the Gordon family, of $79,646 at October 31, 2003. The loans are due on demand and currently bear interest at a rate of 6.0% per year. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans.

      In fiscal 2003, our operating activities used net cash of approximately $744,000 as compared to fiscal 2002 when net cash provided by operating activities was approximately $823,000. The decline in cash flow from operations in fiscal 2003 was primarily due to increases in accounts receivable, inventories, prepaid expenses and other current assets, and decreases in accounts payable and income taxes payable, offset by net income generated.

      During the year ended October 31, 2003, we used $62,758 of our cash resources to purchase property and equipment. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Under the terms of the capital lease, our minimum annual future lease payments (including interest) are $141,249 and $94,165 for the years ended October 31, 2004 and 2005, respectively. Management does not expect to incur other significant capital expenditures in fiscal 2004 at our current facility.

      We also received $837,248 of net cash in financing activities in the year ended October 31, 2003, including $1,054,693 from our bank line of credit offset by payments on the term loan and capital leases totaling $204,521.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, in fiscal 2004 through cash provided by operating activities and by drawing on our credit facilities. We expect that we will generate sufficient cash to continue our business for the next twelve months. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2003, our debt consisted of approximately $79,646 of fixed rate debt and approximately $2,712,000 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 4.25% (or .25% above the prime rate), with a portion of the variable rate debt payable at 4.5% (or .5% above the prime rate) at October 31, 2003. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2003, although there can be no assurance that interest rates will not significantly change.

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

      At October 31, 2003, we held 150 options (generally with terms of two months or less) covering an aggregate of 5,625,000 pounds of green coffee beans at a price of $.60 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $95,813 at October 31, 2003.

      We also hold futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2003, we held 183 futures contracts for the purchase of 6,862,500 pounds of coffee at an average price of $.65 per pound. The market price of coffee applicable to such contracts was $.59 per pound at that date.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.    CONTROLS AND PROCEDURES

      Management, including the Company's President, Chief Executive Officer and Director (who is the Company's principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                                    Director
     Name                Age(1)      Since                              Position
--------------------     ------     --------     ----------------------------------------------------------
Andrew Gordon.......       42         1981       Chief Executive Officer, President, Treasurer and Director
David Gordon........       39         1983       Executive Vice President, Secretary and Director
Jorge Arbelaez......       59         2001       Director
Gerard DeCapua......       42         1997       Director
Daniel Dwyer........       47         1998       Director
Sterling Gordon.....       71         1971       Director

----------
(1)   At December 31, 2003.

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

      Daniel Dwyer has been a senior coffee trader at Rothfos Corporation, a green coffee bean supplier, since 1995. Mr. Dwyer is responsible for our account. We paid Rothfos approximately $4,110,900 for green coffee purchases in fiscal 2003 and expect to pay it a similar amount in fiscal 2004. All purchases are made on arms' length terms.

      Sterling Gordon is the founder of Coffee Holding and has been an employee of Coffee Holding since its inception in 1971. Mr. Gordon has over 40 years of experience in the coffee business, during which time he has developed significant expertise in coffee quality. Sterling Gordon is the Father of Andrew Gordon and David Gordon.

Compliance with Section 16(a)

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to report to the SEC their initial ownership of the Company's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this proxy statement any late filings or failures to file.

      Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended October 31, 2003, all Section 16(a) filing requirements applicable to Charter Financial Corporation's executive officers and directors during fiscal 2003 were met.

Code of Ethics

      The Company has not yet adopted a "code of ethics" as defined by Item 406 of Regulation S-B, as our securities are not currently quoted or listed on any quotation system or market. We are in the process of developing and intend to adopt a "code of ethics" prior to the quoting of our stock on the OTC Bulletin Board.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth certain compensation information for our chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 2003.

                           Summary Compensation Table

                                                                     Annual Compensation
                                                          ----------------------------------------
                                                                                        All Other
Name and                                     Fiscal       Salary         Bonus        Compensation
Principal Position                            Year          ($)         ($) (1)          ($) (2)
-------------------------------------        ------       -------       -------       ------------
Andrew Gordon                                 2003        245,000       33,000           28,719
Chief Executive Officer and President         2002        190,254       49,500               --
                                              2001        175,000       30,000           19,838

David Gordon                                  2003        204,000       33,000            9,887
Executive Vice President - Operations         2002        153,467       49,500               --
                                              2001        140,000       25,000            7,311

----------
(1)   Amounts shown as bonuses were earned in the fiscal year shown.

(2) The amounts set forth consist of amounts paid by Coffee Holding for the use of an automobile and automobile insurance.

      Our Board of Directors did not have a compensation committee in fiscal 2003. During that year, salaries and bonuses were determined by the Board of Directors. Andrew Gordon's base salary for fiscal 2004 is $245,000. David Gordon's base salary for fiscal 2004 is $204,000. Once established, the compensation committee will determine the salaries and bonuses of Andrew Gordon and David Gordon.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding ownership of shares of our common stock, as of October 31, 2003, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after October 31, 2003. As used in this annual report, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership were based on 3,999,650 shares outstanding. The address of each beneficial owner is c/o The Coffee Holding Co., Inc., 4401 First Avenue, Brooklyn, New York 11232-0005.

     Name of Beneficial Owners,          Amount and Nature of
       Officers and Directors            Beneficial Ownership     Percentage
------------------------------------     --------------------     ----------
Andrew Gordon.......................             619,500             15.5%
David Gordon........................             619,500             15.5%
Jorge Arbelaez......................                  --                 *
Gerard DeCapua......................                 100                 *
Daniel Dwyer........................                 100                 *
Rachelle L. Gordon(1)...............           1,269,200             31.7%
Sterling A. Gordon(2)...............           1,269,200             31.7%

All directors and executive
officers as a group (9 persons).....           2,508,400             62.7%

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

(2) Includes 199,600 shares owned by Mr. Gordon directly; 870,000 shares owned by the Sterling A. Gordon 2002 Grantor Retained Annuity Trust of which Sterling A. Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares; and 199,600 shares of common stock owned by Sterling Gordon's wife, Rachelle Gordon. Mr. Gordon is the father of Andrew Gordon and David Gordon.

      The following table sets forth the aggregate information of our equity compensation plans in effect as of October 31, 2003.

                                                                                      Number of securities
                                Number of securities                                 remaining available for
                                    to be issued          Weighted-average        future issuance under equity
                                  upon exercise of        exercise price of            compensation plans
                                outstanding options,     outstanding options,          (excluding securities
    Plan category               warrants and rights      warrants and rights        reflected in column (a))
------------------------        --------------------     --------------------     ----------------------------
                                        (a)                      (b)                           (c)
Equity compensation
   plans approved by
   security holders........              --                       --                        2,000,000

Equity compensation
   plans not approved by
   security holders........              --                       --                               --

      Total................              --                       --                        2,000,000

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, certain of our stockholders, directors and officers have made loans to us for working capital purposes.

      At October 31, 2003, we had loans payable to certain of our stockholders, directors and officers, in the aggregate principal amount of $79,646. The loans are unsecured, due on demand and currently bear interest at a rate of 6% per year.

      Andrew Gordon and David Gordon have guaranteed up to $500,000 of the payment of our borrowings under our outstanding credit facilities from Wells Fargo Business Credit.

      Daniel Dwyer, a director, is a senior coffee trader for Rothfos Corporation, a coffee trading company. Mr. Dwyer is responsible for our account. We paid Rothfos approximately $4.1 million for green coffee purchases in fiscal 2003 and expect to pay it a similar amount in fiscal 2004. All purchases are made on arms' length terms.

                                     PART IV

ITEM 13.    EXHIBITS, list AND REPORTS ON FORM 8-K

      (a) The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

      1.    Financial Statements:

            -     Index to Financial Statements

            -     Report of Independent Public Accountants.

            -     Balance sheet as of October 31, 2003.

            - Statements of Operations for the Years Ended October 31, 2003 and 2002.

            - Statements of Changes in Stockholders' Equity for the Years Ended October 31, 2003 and 2002.

            - Statements of Cash Flows for the Years Ended October 31, 2003 and 2002.

            -     Notes to Financial Statements.

      (b)   Reports on Form 8-K.

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

          3.1 Articles of Incorporation of Coffee Holding, as amended (incorporated herein by reference to Exhibit 3.1 to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002).

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

          4.1 Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 4.1 to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002).

         10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

         10.2     1998 Stock  Option Plan  (incorporated  herein by reference to
                  Exhibit 10.2 to Coffee Holding's Annual Report on Form 10-Q for the quarter ended April 30, 1998).

         10.3 Loan and Security Agreement dated as of November 21, 1997 between Coffee Holding and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

         10.4 First Amendment to Loan and Security Agreement dated as of May 22, 1998 between Coffee Holding and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.4 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

         10.5 Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between Coffee Holding and Wells Fargo
                  Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.5 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

         10.6 Term Note dated as of November 29, 2000 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.6 to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

         10.7 Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee Holding and Wells Fargo
                  Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.7 to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002).

         10.8 Term Note dated as of October 1, 2002 made by Coffee Holding in favor of Wells Fargo Business Credit, Inc., in the principal amount of $750,000 (incorporated herein by reference to Exhibit 10.8 to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002).

         10.9 Capital Lease Agreement with HSBC Business Credit (USA), Inc. (incorporated herein by reference to Exhibit 10.9 to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002).

        10.10 Sales contract with Supervalu and Cub Foods (incorporated herein by reference to Exhibit 10.10 to Coffee Holding's Annual Report on Form 10-KSB for the year ended October 31,
                  2002) (confidential treatment request pending).

        10.11 Sales contract with Shurfine Central (incorporated herein by reference to Exhibit 10.11 to Coffee Holding's Annual Report on Form 10-KSB for the year ended October 31, 2002) (confidential treatment request pending).

         31.1     Rule 13a-14(a)/15d-14(a) Certification.

         32.1     Section 1350 Certification.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  COFFEE HOLDING CO., INC.

                                                  By: /s/ Andrew Gordon
                                                      --------------------------
                                                          Andrew Gordon

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title
---------                    -----

/s/ Andrew Gordon            Chief Executive Officer, President, Treasurer and
----------------------       Director (principal executive officer and principal
Andrew Gordon                financial and accounting officer)
Date: January 25, 2004

/s/ David Gordon             Executive Vice President -- Operations, Secretary
----------------------       and Director
David Gordon
Date: January 25, 2004

/s/ Gerard DeCapua           Director
----------------------
Gerard DeCapua
Date: January 25, 2004

/s/ Dan Dwyer                Director
----------------------
Dan Dwyer
Date: January 25, 2004

/s/ Jorge Arbelaez           Director
----------------------
Jorge Arbelaez
Date: January 25, 2004

/s/ Sterling Gordon          Director
----------------------
Sterling Gordon
Date: January 25, 2004

                                  Exhibit Index

Exhibit No.                             Description
-----------                             -----------

    2.1        Agreement and Plan of Merger by and Among Transpacific
               International Group Corp. and Coffee Holding Co., Inc.       *

    3.1        Articles of Incorporation of Coffee Holding, as amended.    **

    3.2        Certificate of Amendment of Articles of Incorporation
               of Coffee Holding Co., Inc.                                 ***

    3.3        Coffee Holding's By-Laws, as amended                        ***

    4.1        Form of Stock Certificate of Coffee Holding Co., Inc.       **

   10.1        Lease with T&O Management Corp. dated August 15, 1997       ***

   10.2        1998 Stock Option Plan                                      ***

   10.3        Loan and Security Agreement dated as of November 21,
               1997 between Coffee Holding and NationsCredit
               Commercial Corporation.                                     ++

   10.4        First Amendment to Loan and Security Agreement dated
               as of May 22, 1998 between Coffee Holding and
               NationsCredit Commercial Corporation.                       ++

   10.5        Second Amendment dated as of November 29, 2000 to Loan
               and Security Agreement between Coffee Holding and
               Wells Fargo Business Credit, Inc., as assignee.             ++

   10.6        Term Note dated as of November 29, 2000 made by Coffee
               Holding in favor of Wells Fargo Business Credit, Inc.,
               in the principal amount of $600,000.                        ++

   10.7        Third Amendment dated as of October 1, 2002 to Loan
               and Security Agreement between Coffee Holding and
               Wells Fargo Business Credit, Inc., as assignee.             **

   10.8        Term Note dated as of October 1, 2002 made by Coffee
               Holding in favor of Wells Fargo Business Credit, Inc.,
               in the principal amount of $750,000.                        **

   10.9        Capital Lease Agreement with HSBC Business Credit
               (USA), Inc.                                                 **

   10.10       Sales contract with Supervalu and Cub Foods.                **

   10.11       Sales contract with Shurfine Central.                       **

   31.1        Rule 13a-14(a)/15d-14(a) Certification.                    Filed
                                                                        Herewith

   32.1        Section 1350 Certification.                                Filed
                                                                        Herewith


* Incorporated herein by reference to the Registration Statement on Form SB-2(file No. 333-00588-NY) as filed with the Commission on November 10, 1997.

** Incorporated herein by reference to Coffee Holding's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002.

*** Incorporated herein by reference to Coffee Holding's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

++ Incorporated herein by reference to Coffee Holding's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

                            COFFEE HOLDING CO., INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

FINANCIAL STATEMENTS:

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-2

         BALANCE SHEET AS OF OCTOBER 31, 2003                               F-3

         STATEMENTS OF OPERATIONS YEARS ENDED
              OCTOBER 31, 2003 AND 2002                                     F-4

         STATEMENTS OF CHANGES IN STOCKHOLDERS'
              EQUITY YEARS ENDED
              OCTOBER 31, 2003 AND 2002                                     F-5

         STATEMENTS OF CASH FLOWS YEARS ENDED
              OCTOBER 31, 2003 AND 2002                                     F-6

         NOTES TO FINANCIAL STATEMENTS                                    F-7/14


                                      * * *

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheet of Coffee Holding Co., Inc. as of October 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the two years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2003 and its results of operations and cash flows for the two years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ LAZAR LEVINE & FELIX, LLP
                                  ----------------------------------------------
                                            LAZAR LEVINE & FELIX, LLP

New York, New York
December 10, 2003

                            COFFEE HOLDING CO., INC.
                                  BALANCE SHEET
                                OCTOBER 31, 2003

                                   - ASSETS -
Current assets:
     Cash                                                                             $   73,832
     Due from broker                                                                     894,123
     Accounts receivable, net of allowance for doubtful
        accounts of $119,435                                                           2,154,683
     Inventories                                                                       1,781,424
     Prepaid expenses and other current assets                                           431,432
     Deferred tax asset                                                                  103,700
                                                                                      ----------
         Total current assets                                                          5,439,194
Property and equipment, at cost, net of accumulated
  depreciation of $2,991,206                                                           1,579,294
Deposits and other assets                                                                 16,796
                                                                                      ----------
                                                                                      $7,035,284
                                                                                      ==========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
Current liabilities:
     Current portion of term loan                                                     $   84,000
     Current portion of obligations under capital lease                                  130,551
     Accounts payable and accrued expenses                                             1,861,447
                                                                                      ----------
         Total current liabilities                                                     2,075,998
Term loan, net of current portion                                                        252,000
Obligations under capital lease, net of current portion                                   91,895
Line of credit borrowings                                                              2,376,066
Loans from related parties                                                                79,646
Income taxes payable-deferred                                                             39,200
                                                                                      ----------
         Total liabilities                                                             4,914,805

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share;  10,000,000
       shares  authorized; none issued
     Common stock, par value $.001 per share;  30,000,000
       shares authorized, 3,999,650 shares issued and
       outstanding for 2003 and 2002, respectively                   $    4,000
     Additional paid-in capital                                         867,887
     Retained earnings                                                1,248,592
                                                                     ----------
         Total stockholders' equity                                                    2,120,479
                                                                                      ----------
                                                                                      $7,035,284
                                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                       2003           2002
                                                   -----------    -----------
Net sales                                          $20,239,867    $17,432,742

Cost of sales                                       15,373,127     12,452,713
                                                   -----------    -----------

Gross profit                                         4,866,740      4,980,029
                                                   -----------    -----------

Operating expenses:
     Selling, general and administrative             3,501,465      3,061,542
     Officers' salaries                                490,860        443,222
                                                   -----------    -----------
         Totals                                      3,992,325      3,504,764
                                                   -----------    -----------

Income from operations                                 874,415      1,475,265
                                                   -----------    -----------

Other income (expense):
     Interest income                                     9,000         18,508
     Other income                                        1,640             --
     Interest expense                                 (146,607)      (180,678)
                                                   -----------    -----------
         Totals                                       (135,967)      (162,170)
                                                   -----------    -----------

Income before income taxes                             738,448      1,313,095

Provision for income taxes                             116,366        557,720
                                                   -----------    -----------

Net income                                         $   622,082    $   755,375
                                                   ===========    ===========

Basic earnings per share                           $       .16    $       .19
                                                   ===========    ===========

Basic weighted average common shares outstanding     3,999,650      3,999,650
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                        Retained
                                                          Additional    Earnings
                                                          Paid - in   (Accumulated
                                    Common Stock           Capital      Deficit)        Total
                              -----------------------   -----------   ------------   -----------
                                  $.001 Par Value
                              -----------------------
                              Number of
                                Shares      Amount
                              ---------   -----------
Balance, October 31, 2001     3,999,650   $     4,000   $   867,887   $  (128,865)   $   743,022

Net income                           --            --            --       755,375        755,375
                              ---------   -----------   -----------   -----------    -----------

Balance, October 31, 2002     3,999,650         4,000       867,887       626,510      1,498,397

Net income                                                                622,082        622,082
                              ---------   -----------   -----------   -----------    -----------

Balance, October 31, 2003     3,999,650   $     4,000   $   867,887   $ 1,248,592    $ 2,120,479
                              =========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                                               2003            2002
                                                                          ------------    ------------
Operating activities:
     Net income                                                           $    622,082    $    755,375
     Adjustments to reconcile net income to net cash (used)
         provided by operating activities:
           Depreciation and amortization                                       299,774         270,994
           Bad debts                                                                --              --
           Deferred taxes                                                      (38,300)        (26,200)
         Changes in operating assets and liabilities:
           (Increase) in due from broker                                      (125,521)       (494,037)
           (Increase) decrease in accounts receivable                         (371,261)        118,327
           (Increase) in inventories                                          (363,280)        (66,994)
           (Increase) in prepaid expenses and other current assets            (348,165)        (42,378)
           (Decrease) increase in accounts payable and accrued expenses       (190,015)        301,128
           (Decrease) increase in income taxes payable                        (229,540)          7,225
                                                                          ------------    ------------
              Net cash (used) provided by operating activities                (744,226)        823,440
                                                                          ------------    ------------

Investing activities:
  Purchases of property and equipment                                          (62,758)       (435,538)
                                                                          ------------    ------------

Financing activities:

   Advances on term loan                                                            --          40,000
   Principal payments on term loan                                             (84,000)       (120,000)
   Decrease in cash and cash equivalents restricted under
     credit facility and mortgage note                                              --         279,518
   Advances under bank line of credit                                       21,358,723      18,037,747
   Principal payments under bank line of credit                            (20,304,030)    (19,055,590)
   Advances of obligations under capital leases                                     --         383,764
   Principal payments of obligations under capital leases                     (120,521)        (40,797)
   Repayments of advances from related parties                                 (12,924)        (68,410)
                                                                          ------------    ------------
              Net cash provided (used) in financing activities                 837,248        (543,768)
                                                                          ------------    ------------
Net increase (decrease) in cash                                                 30,264        (155,866)
Cash, beginning of year                                                         43,568         199,434
                                                                          ------------    ------------
Cash, end of year                                                         $     73,832    $     43,568
                                                                          ============    ============
Supplemental disclosure of cash flow data:
    Interest paid                                                         $    143,682    $    145,969
                                                                          ============    ============
    Income taxes paid                                                     $    396,295    $    494,669
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


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

            At October 31, 2003, the Company held 150 options covering an aggregate of 5,625,000 pounds of green coffee beans at $.60 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $95,813 at October 31, 2003.

            At October 31, 2002, the Company held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at prices ranging from $.60 to $.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $145,000 at October 31, 2002.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 2 -    Summary of significant accounting policies (Continued):

            Hedging (Continued):

            The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2003 and 2002, the Company held 183 and 70 longer-term futures contracts for the purchase of 6,862,500 and 2,625,000 pounds of coffee at an average price of $.65 and $.62 per pound, respectively. The market price of coffee applicable to such contracts was $.59 and $.62 per pound at October 31, 2003 and $.66 per pound at October 31, 2002.

            The Company historically has had short term contracts with some of its customers (generally one to two years in duration). The Company currently has agreements with two of its wholesale customers in which it is the supplier at fixed prices for lines of private label ground coffee. The Company is the exclusive supplier of one of these customers. The agreements generally contain only pricing terms.

            Included in cost of sales and due from broker for the years ended October 31, 2003 and 2002, the Company recorded realized and unrealized gain and losses respectively, on these hedging contracts as follows:

                                                        Years Ended October, 31
                                                       -------------------------
                                                          2003            2002
                                                       ----------       --------
                 Realized Gain and (losses)            $1,116,694       $776,580
                 Unrealized Gain and (losses)          $ (248,025)      $  1,830

            Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $143,130 and $109,751 in 2003 and 2002 respectively.

            Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (see also Note 7).

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 2 -    Summary of significant accounting policies (Continued):

            Earnings (loss) per share:

            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had no potentially dilutive securities outstanding in 2003 and 2002, only historical basic earnings per share amounts are presented in the accompanying statement of operations for those years.

            The weighted average common shares outstanding used in the computation of basic earnings per share in 2003 and 2002 was the 3,999,650 shares of common stock actually outstanding during those years.

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

            Recent accounting pronouncements:

            On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard does not have any impact on the Company's operating results and financial position at this time.

            On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not have any impact on the Company's operating results and financial position at this time.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 2 -    Summary of significant accounting policies (Continued):

            Recent accounting pronouncements (Continued):

            In January 2003, FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

            During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently, this standard has not had a material effect on the Company's financial statements.

            In May 2003, the FASB issued "SFAS 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". "SFAS 150" requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, this standard has no effect on the Company's financial statements.

            Reclassifications:

            Certain accounts in the 2002 financial statements may have been reclassified to conform to the 2003 presentation.


Note 3 -    Inventories:

            Inventories at October 31, 2003 consisted of the following:

                    Packed coffee                        $  213,062
                    Green coffee                            999,137
                    Packaging supplies                      569,225
                                                         ----------
                    Totals                               $1,781,424
                                                         ==========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 4 -    Property and equipment:

            Property and equipment at October 31, 2003 consisted of the following:

                                                          Estimated
                                                         Useful Life
                                                         -----------
            Building and improvements                     30 years    $1,252,448
            Machinery and equipment                        7 years     2,606,859
            Machinery and equipment under capital leases   7 years       426,404
            Furniture and fixtures                         7 years       143,789
                                                                      ----------
                                                                       4,429,500
            Less accumulated depreciation (including
              $277,692 arising from capital leases)                    2,991,206
                                                                      ----------
                                                                       1,438,294
            Land                                                         141,000
                                                                      ----------
            Totals                                                    $1,579,294
                                                                      ==========

            Depreciation expense totaled $299,774 and $270,994 in 2003 and 2002, respectively.


Note 5 -    Credit facility and other borrowings:

            As of October 2003, the Company was obligated under a $5,750,000 credit facility provided by Well Fargo Business Credit. The credit facility consisted of a $5,000,000 revolving line of credit and a $750,000 term loan secured by all the assets of the Company.

            The line of credit provides for borrowing of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000. The term loan provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $750,000.

            As a result of amendments to prior agreements with Wells Fargo Business Credit, that became effective on October 1, 2002, interest on borrowings under the line of credit and the term loan are payable monthly at the prime rate plus .25% and .50%, respectively (an effective rate of 4.25% and 4.50% respectively, at October 31,
            2003). The credit facility will not expire until November 20, 2004; the maximum amount of borrowings under the term loan increased form $600,000 to $750,000; term loan principal payments decreased from $10,000 to $7,000 per month commencing November 1, 2002; the amount of borrowings guaranteed by each of the two stockholders is
            $500,000; a restricted cash collateral deposit aggregating approximately $290,000 was used to reduced the outstanding line of credit balance; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. In addition, the outstanding balances under the term loan were classified as long-term liabilities in the accompanying October 31, 2003 balance sheet based on the Company's ability to either defer payments until, or make installment payments through, November 20, 2004. The term loan, has an outstanding balance of $336,000 (including a current portion of $84,000) and aggregate borrowing of $2,376,066 were outstanding under its credit line facility at October 31, 2003. The line of credit can be withdrawn at Wells Fargo Business Credit's option. The Company was in compliance with the required financial covenants at October 31, 2003.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

Note 6 -    Loans from related parties:

            The Company had loans payable to certain of its stockholders aggregating $79,646 at October 31, 2003. The loans are due on demand but payments are not expected to be required in the next twelve months. These loans bear interest at 6% per annum. Interest expense totaled approximately $5,405 and $13,000 in 2003 and 2002 respectively.


Note 7 -    Income taxes:

            The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2003 are as follows:

                     Deferred tax assets:
                        Accounts receivable                 $ 49,100
                        Inventory                             54,600
                                                            --------
                                                            $103,700
                                                            ========
                     Deferred tax liability:
                        Fixed assets                        $ 39,200
                                                            ========

            The Company's provision for income taxes in 2003 and 2002 consisted of the following:

                                                 2003             2002
                                               --------         --------
                   Federal                     $150,004         $387,265
                   State and local              (33,638)*        170,455
                                               --------         --------
                   Total                       $116,366         $557,720
                                               ========         ========

                  * Includes prior year over accrual of state franchise taxes.

            A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                                    2003    2002
                                                                    ----    ----
                   US Federal income tax statutory rate             34%     34%
                   State income taxes, net of federal tax benefit    8%      8%
                   Other                                           (26%)     --
                                                                   ----     ---
                   Effective tax rate                               16%     42%
                                                                   ====     ===

Note 8 -    Commitments and contingencies:

            Operating lease:

            The Company occupies warehouse facilities under an operating lease, which expired on August 31, 2002 and was renewed for an additional two years. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $50,076 and $47,346 in 2003 and 2002, respectively. Future minimum rental payments under the noncancelable operating lease in years subsequent to October 31, 2003 are $41,730 in 2004.

            The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 8 -    Commitments and contingencies (Continued):

            Obligation under capital leases:

            During the year the Company leased machinery and equipment under a capital lease, which expires in July 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $60,915 for the period ended October 31, 2003.

            At October 31, 2003, assets held under capital lease are as follows:

            Machinery and equipment                         $426,404
            Less:  accumulated depreciation                  (91,372)
                                                            --------
                                                            $335,032
                                                            ========

            Obligation under capital leases:

            Minimum annual future lease payments under the capital lease for each of the next two years and in the aggregate are:

                Year ended October 31,
                                 2004                             $ 141,249
                                 2005                                94,165
                                                                  ---------
                Total minimum lease payments                        235,414
                Less:  amount representing interest                 (12,968)
                                                                  ---------
                Present value of minimum lease payments             222,446
                Less:  current portion                             (130,551)
                                                                  ---------
                Long-term portion                                 $  91,895
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


Note 9 -    Concentrations of credit risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 2003, the Company did not have cash balances that exceeded Federal insurance limits. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


Note 9 -    Concentrations of credit risk (Continued):

            Approximately 16% of the Company's sales were derived from each of two customers in 2003. Those customers also accounted for approximately $266,000 and $61,700 of the Company's account receivable balance as of October 31, 2003. Approximately 18% and 17% of the Company's sales were derived from two customers during 2002. Those customers also accounted for approximately $ 132,000 and $ 141,000 of the Company's accounts receivable balance at October 31, 2002. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

            Management does not believe that credit risk was significant at October 31, 2003.


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

            As of October 31, 2003, no options had been granted under the Plan.


Note 11 -   Major vendors/Related party:

            During fiscal 2003, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 84% of total product purchases. Two of these vendors accounted for 31% and 11% of total purchases. These vendors accounted for approximately $66,700 and $124,400 of the Company's accounts payable at October 31, 2003.

            During fiscal 2002, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 89% of total product purchases. One of these vendors accounted for 33% of total purchases and approximately $128,700 of the Company's accounts payable at October 31, 2002. In addition, an employee of this vendor is a director of the Company. Purchases from that vendor totaled approximately $4,110,900 and $3,415,200 in 2003 and 2002, respectively. Management believes that all transactions are made at arms length and does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.


Note 12 -   Consulting agreement:

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