Form 10QSB
period 2004-01-31
COFFEE HOLDING CO INC
filed 2004-03-16
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to ________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                         Outstanding at
                   Class                                January 31, 2004
        --------------------------              --------------------------------
               Common Stock,
               par value $.01                               3,999,650

                                     PART I

                                                                            PAGE
                                                                            ----

ITEM 1.   FINANCIAL STATEMENTS...............................................  1

Condensed Balance Sheets
   January 31, 2004 (unaudited) and October 31, 2003.........................  1

Condensed Statements of Income
   Three Months Ended January 31, 2004 and 2003 (unaudited)..................  2

Condensed Statements of Cash Flows
   Three Months Ended January 31, 2004 and 2003 (unaudited)..................  3

Notes To Condensed Financial Statements......................................  4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................   7

ITEM 3.   CONTROLS AND PROCEDURES...........................................  14

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS ................................................  15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..................................  15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  15

ITEM 5.   OTHER INFORMATION ................................................  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................  15

SIGNATURES..................................................................  16

Part I
Item I. Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2004 AND OCTOBER 31, 2003

                                                                                                      January 31,
                                                                                                         2004            October 31,
                                                                                                      (unaudited)           2003
                                                                                                      -----------        -----------

                                                               - ASSETS -
CURRENT ASSETS:
     Cash                                                                                              $  111,278         $   73,832
     Due from broker                                                                                    1,547,200            894,123
     Accounts receivable, net of allowance for doubtful accounts of $119,435                            2,140,502          2,154,683
     Inventories                                                                                        1,708,034          1,781,424
     Prepaid expenses and other current assets                                                            205,781            431,432
     Deferred tax asset                                                                                   104,300            103,700
                                                                                                       ----------         ----------
         TOTAL CURRENT ASSETS                                                                           5,817,095          5,439,194

Property and equipment, at cost, net of accumulated depreciation of
  $3,068,515 and $2,991,206                                                                             1,526,286          1,579,294
Deposits and other assets                                                                                  16,796             16,796
                                                                                                       ----------         ----------
                                                                                                       $7,360,177         $7,035,284
                                                                                                       ==========         ==========

                                                - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Current portion of term loan                                                                      $   84,000         $   84,000
     Current portion of obligations under capital lease                                                   132,700            130,551
     Line of credit borrowings                                                                          2,046,531               --
     Accounts payable and accrued expenses                                                              1,846,919          1,861,447
     Income taxes payable - current                                                                       199,705               --
                                                                                                       ----------         ----------
         TOTAL CURRENT LIABILITIES                                                                      4,309,855          2,075,998

Term loan, net of current portion                                                                         231,000            252,000
Obligations under capital lease, net of current portion                                                    57,903             91,895
Line of credit borrowings                                                                                    --            2,376,066
Loans from related parties                                                                                 80,841             79,646
Income taxes payable - deferred                                                                            41,300             39,200
                                                                                                       ----------         ----------
         TOTAL LIABILITIES                                                                              4,720,899          4,914,805
                                                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share;
       10,000,000 shares authorized; none issued                                                             --                 --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 3,999,650 shares issued
       and outstanding                                                                                      4,000              4,000
     Additional paid-in capital                                                                           867,887            867,887
     Retained earnings                                                                                  1,767,391          1,248,592
                                                                                                       ----------         ----------
         TOTAL STOCKHOLDERS' EQUITY                                                                     2,639,278          2,120,479
                                                                                                       ----------         ----------
                                                                                                       $7,360,177         $7,035,284
                                                                                                       ==========         ==========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (Unaudited)

                                                       2004             2003
                                                   -----------      -----------
NET SALES                                          $ 5,847,948      $ 4,359,943

COST OF SALES                                        3,833,586        3,065,444
                                                   -----------      -----------

GROSS PROFIT                                         2,014,362        1,294,499
                                                   -----------      -----------

OPERATING EXPENSES:
     Selling and administrative                        925,764          712,483
     Officers' salaries                                123,474           88,111
                                                   -----------      -----------
         TOTALS                                      1,049,238          800,594
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 965,124          493,905
                                                   -----------      -----------

OTHER INCOME (EXPENSE)

   Interest income                                       2,556            2,454
   Interest expense                                    (40,381)         (35,038)
                                                   -----------      -----------
                                                       (37,825)         (32,584)
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                             927,299          461,321

   Provision for income taxes                          408,500          204,400
                                                   -----------      -----------

NET INCOME                                         $   518,799      $   256,921
                                                   ===========      ===========

Basic earnings per share                           $       .13      $       .06
                                                   ===========      ===========

Basic weighted average
  common shares outstanding                          3,999,650        3,999,650
                                                   ===========      ===========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (Unaudited)

                                                                                                      2004                  2003
                                                                                                  -----------           -----------
OPERATING ACTIVITIES:
     Net income                                                                                   $   518,799           $   256,921
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
            Depreciation                                                                               77,309                76,460
            Bad debts (recovery)                                                                         --                 (12,154)
            Deferred taxes                                                                              1,500                   800
         Changes in operating assets and liabilities:
           Due from broker                                                                           (653,077)             (161,138)
           Accounts receivable                                                                         14,181               274,834
           Inventories                                                                                 73,390              (182,492)
           Prepaid expenses and other current assets                                                  225,651               (52,175)
           Accounts payable and accrued expenses                                                      (14,528)             (408,768)
           Income taxes payable                                                                       199,705                (6,031)
                                                                                                  -----------           -----------
              Net cash provided by (used in) operating activities                                     442,930              (213,743)
                                                                                                  -----------           -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                              (24,301)              (62,597)
                                                                                                  -----------           -----------

FINANCING ACTIVITIES:
     Principal payments on term loan                                                                  (21,000)              (21,000)
     Advances under bank line of credit                                                             5,879,837             5,071,621
     Principal payments under bank line of credit                                                  (6,209,372)           (4,764,686)
     Principal payments of obligations under capital leases                                           (31,843)              (28,055)
     Advances from related parties                                                                      1,195                 1,388
                                                                                                  -----------           -----------
              Net cash (used in) provided by financing activities                                    (381,183)              259,268
                                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                                        37,446               (17,072)

    Cash, beginning of year                                                                            73,832                43,568
                                                                                                  -----------           -----------

CASH, END OF PERIOD                                                                               $   111,278           $    26,496
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                                 $    40,381           $    35,038
                                                                                                  ===========           ===========
    Income taxes paid                                                                             $     7,449           $   209,630
                                                                                                  ===========           ===========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

         Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2004, its results of operations and its cash flows for the three months ended January 31, 2004 and 2003. Information included in the balance sheet as of October 31, 2003 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

         Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

NOTE 3 - INVENTORIES:

         Inventories at January 31, 2004 and October 31, 2003 consisted of the following:

                                             January 31,      October 31,
                                                2004             2003
                                             ----------      ----------
         Packed coffee                       $  390,604      $  213,062
         Green coffee                           928,810         999,137
         Packaging supplies                     388,620         569,225
                                             ----------      ----------
         Totals                              $1,708,034      $1,781,424
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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003
                                   (Unaudited)

NOTE 4 - HEDGING (Continued):

         At January 31, 2004, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $.70 per pound. The fair market value of these options, which was obtained from a major financial institution, was $217,875 at January 31, 2004.

         At January 31, 2003, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $0.65 per pound. The fair market value of these options, which was obtained from a major financial institution, was $32,438 at January 31, 2003.

         The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2004, the Company did not hold any long futures contracts.

         At January 31, 2003, the Company held 80 futures contracts for the purchase of 3,000,000 pounds of coffee at an average price of $.69 per pound for various May 2003 contracts. The market price of coffee applicable to such contracts was $.68 per pound at that date.

         Included in cost of sales and due from broker for the quarters ended January 31, 2004 and 2003, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                                      Quarters Ended January 31,
                                                         2004           2003
                                                      ---------       --------
                  Realized gains and (losses)         $ 838,150       $336,851
                  Unrealized gains and (losses)       $(240,493)      $ 23,663

NOTE 5 - LINE OF CREDIT:

         The outstanding balance under a line of credit agreement with a bank was $2,046,531 at January 31, 2004. This amount is being reflected as short term at the balance sheet date, since the principal loan balance is due in November of 2004.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

         The Company is a lessee of machinery and equipment under a capital lease, which expires in June 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lease term.

         Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 for each of the three months ended January 31, 2004 and 2003.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003
                                   (Unaudited)

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES (Continued):

         The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

NOTE 7 - EARNINGS PER SHARE:

         The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and ended January 31, 2004 and 2003.

NOTE 8 - ECONOMIC DEPENDENCY:

         For the three months ended January 31, 2004, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $1,307,000 and $654,000 and the corresponding accounts receivable at January 31, 2004 from these customers were approximately $345,000 and $93,000, respectively.

         For the three months ended January 31, 2003, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $932,000 and $664,000 and the corresponding accounts receivable at January 31, 2003 from these customers were approximately $208,000 and $112,000, respectively.

         For the three months ended January 31, 2004, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $823,000 and $739,000 and the corresponding accounts payable to these suppliers at January 31, 2004 were approximately $80,000 and $91,000, respectively.

         For the three months ended January 31, 2003, purchases from one supplier, was in excess of 10% of the Company's total purchases. Purchases from this supplier were approximately $919,000 and the corresponding accounts payable to this supplier at January 31, 2003 was approximately $84,000.

NOTE 9 - SUBSEQUENT EVENT:

         On February 4, 2004, subsequent to the balance sheet date, the Company entered into an agreement to purchase certain assets of an unrelated third party. The Company purchased coffee roasting and blending equipment located in a facility in Colorado, labels for private coffee products produced at this facility and certain other assets. The purchase price for these assets was $825,000, based upon an independent appraisal. The Company has also reached an agreement with the city of La Junta, Colorado to lease the facility formerly operated by the seller.

         The Company also entered into a 10 year (renewable for an additional 10 years) licensing agreement with Del Monte Corp, for the exclusive right to use the "S&W" and "Il Classico" trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail distribution level. The Company will pay Del Monte Corp., 2% of net revenues generated by the sale of these products.

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

Overview

      Operating Strategy. We believe that significant growth opportunities exist for us by expanding into new geographical markets, increasing penetration with existing customers by adding new products, brands and distribution channels and pursuing selective acquisition, licensing and other strategic alliances. We intend to accomplish our strategy by:

      o     Expanding our geographical presence;

      o     Selectively pursuing strategic opportunities;

      o     Developing our food service business;

      o     Adding niche products; and

      o     Enhancing and developing customer relationships.

      Operating Results. You should read our financial results for the three months ended January 31, 2004 in the context of our operating strategy.

      o Net income increased $261,878, or 101.9%, to $518,799 or $.13 per share for the three months ended January 31, 2004 compared to $256,921 or $.06 per share for the three months ended January 31, 2003. The increase in net income primarily reflects increased net sales and increased margins on our branded coffee and private label coffee products.

      o Net sales totaled $5,847,948 for the three months ended January 31, 2004, an increase of $1,488,005 or 34.1% from $4,359,943 for the three months ended January 31, 2003. The increase in net sales reflects an increase in pounds sold in both private label coffee and branded coffees, increased sales to our specialty green coffee customers and the higher price of the underlying commodity (coffee).

      o Cost of sales for the three months ended January 31, 2004 was $3,833,586 or 65.6% of net sales, as compared to $3,065,444 or 70.3%
            of net sales for the three months ended January 31, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to increased sales and the increase in green coffee purchase prices, but was partially offset by $838,150 in realized gains on futures contracts. The use of derivative financial instruments has enabled us to mitigate the effect of changing prices and to increase our margins as coffee prices have increased.

      o Our gross profit for the three months ended January 31, 2004 was $2,014,362, an increase of $719,863 or 55.6%, from $1,294,499 for the three months ended January 31, 2003. Gross profit as a percentage of net sales increased by 4.7% to 34.4% for the three months ended January 31, 2004 from 29.7% for the same period in 2003. Our hedging activities, reduced pricing pressure from national brands and new business at favorable pricing allowed us to increase our margins while the price of green coffee has continued to increase. We believe that our favorable inventory position and the increase in green coffee prices will allow us to increase our sales and ultimately our margins as coffee prices continue to rise.

      o Total operating expenses increased $248,644 or 31.1% to $1,049,238 for the three months ended January 31, 2004 from $800,594 for the same period in 2003 primarily due to increases in selling, general and administrative expenses. Although selling and administrative expenses increased $213,281 or 29.9% to $925,764 for the three months ended January 31, 2004 from $712,483 for the same period in 2003, as a percentage of net sales, selling, general and administrative expenses, decreased 0.5% from 16.3% for the three months ended January 31, 2003 to 15.8% for the three months ended January 31, 2004. These changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis.

      Recent Developments. On February 4, 2004, we acquired certain assets of Premier Roasters LLC for $825,000. The assets purchased by us include all of the equipment, furniture and fixtures, owned or used by Premier Roasters, located at Premier Roaster's La Junta and Rocky Ford locations and all labels, finished and unfinished, for all coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20 year lease of a 50,000 square foot facility for $8,341 per month. We intend to use the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations to the western United States. As a condition to the asset purchase agreement, we also entered into a licensing agreement with Del Monte for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail distribution level.

      We believe that the asset purchase will help us to meet each of our strategic objectives discussed above. We believe that our new La Junta, Colorado facility will allow us to grow our business and increase sales to new and existing customers in the western U.S. By operating out of two facilities, we will now be able to compete aggressively throughout the U.S. as we have gained new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. In addition, we plan to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the west coast to a well-known brand throughout the entire continental U.S.

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

      We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

            o We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

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

Comparison of Results of Operations

Three Months Ended January 31, 2004 Compared to the Three Months Ended January 31, 2003

      Net income increased $261,878, or 101.9%, to $518,799 or $.13 per share for the three months ended January 31, 2004 compared to $256,921 or $.06 per share for the three months ended January 31, 2003. The increase in net income primarily reflects increased net sales and increased margins on our branded coffee and private label coffee products.

      Net sales totaled $5,847,948 for the three months ended January 31, 2004, an increase of $1,488,005 or 34.1% from $4,359,943 for the three months ended January 31, 2003. The increase in net sales reflects an increase in pounds sold in both private label coffee and branded coffees, increased sales to our specialty green coffee customers due in part to the efforts of our 3rd party marketing specialist through label redesigns and new distribution, and the higher price of the underlying commodity (coffee). The number of Coffee Holding's customers in the gourmet green coffee area grew approximately 7.2% to 253 customers, including twenty customers using our new facility in New Orleans, during the three months ended January 31, 2004. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, Coffee Holding believes that its customer base and sales will grow in this area. Coffee Holding also believes that historically low coffee prices will continue to encourage consumers to purchase higher quality gourmet coffee relative to supermarket brands.

      Beginning at the end of 1998, the purchase price of green coffee began a decline that, with the exception of brief price surges, continued through the middle of the fourth quarter of fiscal 2002. Declines in green coffee purchase prices eventually led to declines in selling prices. Selling prices of products which use commodity coffee react fairly quickly to changes in green coffee purchase prices. Gourmet green coffee selling prices tend to react more slowly to changes in purchase prices because demand for gourmet coffee is less price sensitive. However, beginning in the first quarter of fiscal 2003, the price of green coffee began to increase and national brands have recently increased their prices in response. Based on this trend, we believe that pricing pressure will continue to decrease for the remainder of fiscal 2004.

      Cost of sales for the three months ended January 31, 2004 was $3,833,586 or 65.6% of net sales, as compared to $3,065,444 or 70.3% of net sales for the three months ended January 31, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to increased sales and the increase in green coffee purchase prices, but was partially offset by $838,150 in realized gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. Although our agreements with wholesale customers generally contain only pricing terms, our contract with a major customer also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices and to increase our margins as coffee prices have increased.

      Coffee Holding's gross profit for the three months ended January 31, 2004 was $2,014,362, an increase of $719,863 or 55.6%, from $1,294,499 for the three months ended January 31, 2003. Gross profit as a percentage of net sales increased by 4.7% to 34.4% for the three months ended January 31, 2004 from 29.7% for the same period in 2003. Our hedging activities, reduced pricing pressure form national brands and new business of favorable prices allowed us to increase our margins as the price of green coffee has increased. As discussed above, we believe that our favorable inventory position will allow us to increase our sales and ultimately our margins as coffee prices continue to rise.

      Total operating expenses increased $248,644 or 31.1% to $1,049,238 for the three months ended January 31, 2004 from $800,594 for the same period in 2003 due to increases in selling, general and administrative expenses and officers' salaries. Selling and administrative expenses increased $213,281 or 29.9% to $925,764 for the three months ended January 31, 2004 from $712,483 for the same period in 2003. The increase in selling expenses includes increases in sales commissions, travel expenses and shipping charges. The increase in commissions and travel expenses reflect the retention of a commission-based marketing team to market our branded product lines and hiring of additional sales personnel to market our food service coffee products. The increase in shipping expenses reflects the increase in pounds of coffee sold and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. As a result of our strategy, selling and administrative expenses, as a percentage of net sales, decreased 0.5% from 16.3% for the three months ended January 31, 2003 to 15.8% for the three months ended January 31, 2004.

      Officers' salaries increased $35,363 to $123,474 for the three months ended January 31, 2004 from $88,111 for the three months ended January 31, 2003. The increase was due to salary increases for senior officers.

      Interest expense increased $5,343 or 15.2%, from $35,038 for the three months ended January 31, 2003 to $40,381 for the three months ended January 31, 2004. The increase is attributable to the higher balance in outstanding borrowings for the three months ended January 31, 2004 compared to 2003 partially offset by lower interest rates on outstanding borrowings. Rates of interest on our outstanding borrowings are tied to the prime rate. As the prime rate declined from the prior period, the rate of interest payable on our outstanding borrowings also declined. See "--Liquidity and Capital Resources."

      We had income of $927,299 before income taxes for the three months ended January 31, 2004 compared to income of $461,321 before income taxes for the three months ended January 31, 2003. The increase was attributable primarily to improved margins on the sale of our private label and branded coffee products. Our provision for income taxes for the three months ended January 31, 2004 totaled $408,500 compared to $204,400 for the three months ended January 31, 2003 as a result of increased income before taxes.

Liquidity and Capital Resources

      As of January 31, 2004, we had working capital of $1,507,240 which represented a $1,855,956 decrease from our working capital of $3,363,196 as of October 31, 2003, and total stockholders' equity of $2,639,278, which increased by $518,799 from our total stockholders' equity of $2,120,479 as of October 31, 2003. Our working capital decreased primarily due to the recategorization of the outstanding balance under the line of credit to short-term liabilities (liabilities due and payable in less than one year). The outstanding balance under the line of credit was classified as short-term debt in our January 31, 2004 balance sheet since the agreement is to expire in November 2004, but was classified as long-term debt in our January 31, 2003 balance sheet. At January 31, 2004, the outstanding balance on our line of credit was $2,046,531 compared to $2,376,066 at October 31, 2003. This decrease in working capital was partially offset by a $653,077 increase in amounts due from broker at January 31, 2004 compared to October 31, 2003.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.25 at January 31, 2004) and interest on the term loan is payable monthly at the prime rate plus .50% (an effective rate of 4.50% at January 31, 2004). Principal payments on the term loan are payable monthly at $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      As indicated above, as of January 31, 2004, the line of credit had an outstanding balance of $2,046,531 as compared to an outstanding balance of $2,376,066 at October 31, 2003. The outstanding balance under the term loan was $315,000 as of January 31, 2004, and was $336,000 at October 31, 2003. We were in compliance with all required financial covenants at January 31, 2004.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $80,841 at January 31, 2004. The loans are due on demand and currently bear interest at a rate of 6% per year. We borrow from our stockholders from time-to-time to supplement short-term working capital needs. The stockholders are under no obligation to make such loans. The loans are shown as long-term liabilities since they will not be repaid during the next year.

      For the three months ended January 31, 2004, our operating activities provided net cash of $442,930 as compared to the three months ended January 31, 2003 when net cash used by operating activities was $213,743. The increased cash flow from operations for the three months ended January 31, 2004 was primarily due to increased net income, and decreased inventory levels and prepaid expenses, offset in part by increases in amounts due from broker, and decreases in accounts receivable, and accounts payable.

      During the three months ended January 31, 2004, we used $24,301 of our cash resources to purchase property and equipment. The additional equipment will improve our production efficiencies and allow us to better utilize the brick pack machine purchased in 2002. In addition, we lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum.

Management does not expect to incur other significant capital expenditures in fiscal 2004.

      We also used $381,183 of net cash in financing activities for the three months ended January 31, 2004, including a net reduction of $329,535 in our bank line of credit.

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

      On February 4, 2004, we acquired certain assets of Premier Roasters LLC for $825,000. In addition, we entered into an agreement with the City of La Junta, Colorado to lease a 50,000 square foot facility for $8,341 per month. We do not believe that the purchase price or costs associated with operating a second facility will have a material effect on our future cash flow of liquidity position. We believe that the costs associated with operating the second facility will be more than offset by the new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility and increased sales to new and existing customers in the western U.S.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2004, our debt consisted of $271,444 of fixed rate debt and $2,361,531 of variable rate debt under our revolving line of credit and term loan. Interest on the variable rate debt was payable primarily at 4.25% (or .25% above the prime rate) above the prime rate, with a portion of the variable rate debt payable at 4.50% (or .50% above the prime rate) above the prime rate at January 31, 2004. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2004, although there can be no assurance that interest rates will not significantly change.

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

      At January 31, 2004, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $.70 per pound. The fair market value of these options, which was obtained from a major financial institution, was $217,875 at January 31, 2004.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2004, we did not hold any long futures contracts.

Off-Balance Sheet Arrangements

      Coffee Holding does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

      Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II-- OTHER INFORMATION

Item 1.       Legal Proceedings

         None

Item 2.       Changes in Securities and Use of Proceeds

         None

Item 3.       Defaults upon Senior Securities

         None

Item 4.       Submission of Matters to a Vote of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits

         2.1 Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated by reference to the Current Report on Form 8-K dated February 4, 2004 as filed with the SEC on February 20,
                  2004).

         10.12 Lease dated February 4, 2004 by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado

         31.1     Rule 13a - 14(a)/15d - 14a Certification.

         32.1     Section 1350 Certification.

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

March 12, 2004