Form 10QSB
period 2004-04-30
COFFEE HOLDING CO INC
filed 2004-06-14
CIK 1007019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________________

                       Commission file number 333-00588-NY

                            Coffee Holding Co., Inc.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            Nevada                                               11-2238111
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
--------------------------------------------------------------------------------
incorporation or organization)                               Identification No.)
--------------------------------------------------------------------------------

                4401 First Avenue, Brooklyn, New York 11232-0005
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (718) 832-0800
               (Registrant's telephone number including area code)

                                       N/A
                -------------------------------------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                       Outstanding at
             Class                     April 30, 2004
             -----                     --------------
          Common Stock,
          par value $.01                  3,999,650

                                     PART I

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS..................................................1

Condensed Balance Sheets
   April 30, 2004 (unaudited) and October 31, 2003.............................1

Condensed Statements of Income
   Three and Six Months Ended April 30, 2004 and 2003 (unaudited)..............2

Condensed Statements of Cash Flows
   Six Months Ended April 30, 2004 and 2003 (unaudited)........................3

Notes To Condensed Financial Statements........................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................................8

ITEM 3. CONTROLS AND PROCEDURES...............................................17

                                   PART II

ITEM 1. LEGAL PROCEEDINGS ....................................................18

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
        OF EQUITY SECURITIES .................................................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................18

ITEM 5. OTHER INFORMATION ....................................................18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................18

SIGNATURES....................................................................19

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2004 AND OCTOBER 31, 2003

                                                         April 30,   October 31,
                                                           2004         2003
                                                        ----------   -----------
                                                        (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                               $  196,885    $   73,832
     Due from broker                                       790,871       894,123
     Accounts receivable, net of allowance
       for doubtful accounts of $119,435                 1,725,997     2,154,683
     Inventories                                         2,423,917     1,781,424
     Prepaid expenses and other current assets             296,858       431,432
     Deferred tax asset                                    104,300       103,700
                                                        ----------    ----------
         TOTAL CURRENT ASSETS                            5,538,828     5,439,194

Property and equipment, at cost, net of
  accumulated depreciation of $3,209,469
  and $2,991,206                                         2,165,376     1,579,294
Deposits and other assets                                   33,496        16,796
Loans to related parties                                    11,158            --
                                                        ----------    ----------
                                                        $7,748,858    $7,035,284
                                                        ==========    ==========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Current portion of term loan                       $   84,000    $   84,000
     Current portion of obligations under
       capital lease                                       134,886       130,551
     Line of credit borrowings                           2,326,406            --
     Accounts payable and accrued expenses               1,684,029     1,861,447
     Income taxes payable - current                        375,705            --
                                                        ----------    ----------
         TOTAL CURRENT LIABILITIES                       4,605,026     2,075,998

Term loan, net of current portion                          210,000       252,000
Obligations under capital lease, net of
  current portion                                           23,350        91,895
Line of credit borrowings                                       --     2,376,066
Loans from related parties                                      --        79,646
Income taxes payable - deferred                             52,000        39,200
                                                        ----------    ----------
         TOTAL LIABILITIES                               4,890,376     4,914,805
                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share;
       10,000,000 shares authorized; none issued                --            --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 3,999,650
       shares issued and outstanding                         4,000         4,000
     Additional paid-in capital                            867,887       867,887
     Retained earnings                                   1,986,595     1,248,592
                                                        ----------    ----------
         TOTAL STOCKHOLDERS' EQUITY                      2,858,482     2,120,479
                                                        ----------    ----------
                                                        $7,748,858    $7,035,284
                                                        ==========    ==========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (Unaudited)

                                                                     Six Months Ended                     Three Months Ended
                                                                        April 30,                              April, 30
                                                              ------------------------------        ------------------------------
                                                                  2004               2003               2004               2003
                                                              -----------        -----------        -----------        -----------
NET SALES                                                     $12,180,960        $ 9,573,756        $ 6,333,012        $ 5,213,813

COST OF SALES                                                   8,470,986          7,294,237          4,637,400          4,228,793
                                                              -----------        -----------        -----------        -----------

GROSS PROFIT                                                    3,709,974          2,279,519          1,695,612            985,020
                                                              -----------        -----------        -----------        -----------

OPERATING EXPENSES:
     Selling and administrative                                 2,054,729          1,524,467          1,128,965            811,984
     Officers' salaries                                           246,949            191,726            123,475            103,615
                                                              -----------        -----------        -----------        -----------
         TOTALS                                                 2,301,678          1,716,193          1,252,440            915,599
                                                              -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                                          1,408,296            563,326            443,172             69,421
                                                              -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
   Interest income                                                  6,503              4,830              3,947              2,376
   Interest expense                                               (81,596)           (72,482)           (41,215)           (37,444)
                                                              -----------        -----------        -----------        -----------
                                                                  (75,093)           (67,652)           (37,268)           (35,068)
                                                              -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                      1,333,203            495,674            405,904             34,353

   Provision for income taxes                                     595,200            221,600            186,700             17,200
                                                              -----------        -----------        -----------        -----------

NET INCOME                                                    $   738,003        $   274,074        $   219,204        $    17,153
                                                              ===========        ===========        ===========        ===========

Basic earnings per share                                      $       .18        $       .07        $       .05        $       .01
                                                              ===========        ===========        ===========        ===========

Basic weighted average common shares outstanding                3,999,650          3,999,650          3,999,650          3,999,650
                                                              ===========        ===========        ===========        ===========

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (Unaudited)

                                                       2004            2003
                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net income                                       $    738,003    $    274,074
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation                                      230,424         152,924
      Bad debts (recovery)                                   --         (12,154)
      Deferred taxes                                     12,200            (600)
    Changes in operating assets and liabilities:
      Due from broker                                   103,252        (179,579)
      Accounts receivable                               428,686        (150,669)
      Inventories                                      (642,493)       (374,378)
      Prepaid expenses and other current assets         134,574         (81,421)
      Accounts payable and accrued expenses            (177,418)        111,605
      Income taxes payable                              375,705         (82,430)
                                                   ------------    ------------
        Net cash provided by (used in)
          operating activities                        1,202,933        (342,628)
                                                   ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                  (790,882)       (109,535)
  Disposal of fixed assets                              (25,624)             --
  Security deposits                                     (16,700)             --
                                                   ------------    ------------
        Net cash (used in) investing activities        (833,206)       (109,535)
                                                   ------------    ------------

FINANCING ACTIVITIES:
  Principal payments on term loan                       (42,000)        (42,000)
  Advances under bank line of credit                 13,255,484      10,216,597
  Principal payments under bank line of credit      (13,305,144)     (9,603,842)
  Principal payments of obligations
    under capital leases                                (64,210)        (58,375)
  Payments to related parties                           (90,804)          2,798
                                                   ------------    ------------
        Net cash (used in) provided by
          financing activities                         (246,674)        515,178
                                                   ------------    ------------

NET INCREASE IN CASH                                    123,053          63,015

  Cash, beginning of year                                73,832          43,568
                                                   ------------    ------------

CASH, END OF PERIOD                                $    196,885    $    106,583
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                    $     81,596    $     72,482
                                                   ============    ============
  Income taxes paid                                $      7,449    $    305,430
                                                   ============    ============

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

            Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffees. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2004, its results of operations and its cash flows for the six months ended April 30, 2004 and 2003. Information included in the balance sheet as of October 31, 2003 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

            Operating results for the six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

NOTE 3 - INVENTORIES:

            Inventories at April 30, 2004 and October 31, 2003 consisted of the following:

                                                 April 30,   October 31,
                                                   2004         2003
                                                ----------   ----------
            Packed coffee                       $  610,799   $  213,062
            Green coffee                         1,043,978      999,137
            Packaging supplies                     769,140      569,225
                                                ----------   ----------
            Totals                              $2,423,917   $1,781,424
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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003
                                   (Unaudited)

NOTE 4 - HEDGING (Continued):

            At April 30, 2004, the Company held 525 options (generally with terms of two months or less) covering an aggregate of 19,687,500 pounds of green coffee beans at a price of $.70 and $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was $291,094 at April 30, 2004.

            At April 30, 2003, the options contracts held by the Company were immaterial.

            The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2004, the Company held 4 futures contracts for the purchase of 150,000 pounds of coffee at an average price of $ .719 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.714 per pound at that date.

            At April 30, 2003, the Company held 100 futures contracts for the purchase of 3,750,000 pounds of coffee at an average price of $.65 per pound for July 2003 contracts. The market price of coffee applicable to such contracts was $.69 per pound at that date.

            Included in cost of sales and due from broker for the three and six months ended April 30, 2004 and 2003, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                           Three Months Ended April 30,
                                               2004         2003
                                             ---------    ---------
            Realized gains and (losses)      $ 646,291    $ 238,072
            Unrealized gains and (losses)    $ (85,781)   $(122,007)

                                            Six Months Ended April 30,
                                               2004         2003
                                             ---------    ---------
            Realized gains and (losses)     $1,484,441    $ 574,923
            Unrealized gains and (losses)   $ (326,274)   $ (98,344)

NOTE 5 - LINE OF CREDIT:

            The outstanding balance under a line of credit agreement with a bank was $2,326,406 at April 30, 2004. This amount is being reflected as short term at the balance sheet date, since the principal loan balance is due in November of 2004.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003
                                   (Unaudited)

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

            The Company is a lessee of machinery and equipment under a capital lease, which expires in June 2005. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lease term.

            Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 and $30,456, for the three months and six months ended April 30, 2004.

            The interest rate on the capital lease is 8 1/3% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

            In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado with an unrelated third party. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

            The aggregate minimum future lease payments for the Colorado location as of October 31, 2004 for each of the next five years are as follows:

            October 31,
            -----------
              2004                                       $       --
              2005                                            83,411
              2006                                           100,093
              2007                                           100,093
              2008                                           100,093
              Thereafter                                   1,526,418
                                                          ----------
                                                          $1,910,108
                                                          ==========

NOTE 8 - EARNINGS PER SHARE:

            The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".
            Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and six months ended April 30, 2004 and 2003.

NOTE 9 - ECONOMIC DEPENDENCY:

            For the six months ended April 30, 2004, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $2,750,000 and the corresponding accounts receivable at April 30, 2004 from this customer was approximately $111,000.

            For the six months ended April 30, 2003, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $1,951,000 and $1,503,000 and the corresponding accounts receivable at April 30, 2003 from these customers were approximately $438,000 and $157,000, respectively.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003
                                   (Unaudited)

NOTE 9 - ECONOMIC DEPENDENCY (Continued):

            For the six months ended April 30, 2004, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $3,723,000 and $1,081,000 and the corresponding accounts payable to these suppliers at April 30, 2004 were approximately $304,000 and $83,000, respectively.

            For the six months ended April 30, 2003, purchases from one supplier, was in excess of 10% of the Company's total purchases. Purchases from this supplier were approximately $2,209,000 and the corresponding accounts payable to this supplier at April 30, 2003 was approximately $276,000.

NOTE 10 - PURCHASE OF ASSETS:

            On February 4, 2004, the Company entered into an agreement to purchase certain assets of an unrelated third party. The Company purchased coffee roasting and blending equipment located in a facility in Colorado, labels for private coffee products produced at this facility and certain other assets. The purchase price for these assets was $825,000, based upon an independent appraisal. The Company has also reached an agreement with the city of La Junta, Colorado to lease the facility formerly operated by the seller.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward Looking Statements

      This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this prospectus regarding our financial position, business strategy, products, products under development, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements.

Overview

      We are a leading integrated wholesale coffee roaster and dealer in the United States and one of the few coffee companies that offers a broad array of coffee products across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are well positioned to increase our profitability and endure potential coffee price volatility throughout varying cycles of the coffee market and economic conditions.

      Our operations have primarily focused on the following areas of the coffee industry:

      o     the sale of wholesale gourmet green coffee;

      o the roasting, blending, packaging and distribution of private label coffee; and

      o the roasting, blending, packaging and distribution of our seven brands of coffee.

      Our operating results are affected by a number of factors including:

      o the level of marketing and pricing competition from existing or new competitors in the coffee industry;

      o     our ability to retain existing customers and attract new customers;

      o fluctuations in purchase prices and supply of green coffee and in the selling prices; and

      o our ability to manage inventory and fulfillment operations and maintain gross margins.

      Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales on a present and future basis. During the three months ended April 30, 2004, we acquired certain assets of Premier Roasters LLC. See "- Overview - Recent Developments." We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and increased attendance at trade shows to promote our food service and private label coffee business. In the last twelve months, we also hired 3rd party marketing specialists to increase the sale of our private label coffee through label redesigns and new distribution. As a result of these efforts, net sales increased in our gourmet green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

      Our net sales are also affected by the price of green coffee. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, increased green coffee prices also generally result in increased cost of sales. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.

      Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to six months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges will not result in losses, our cost of sales may increase, resulting in a decrease in profitability.

      Recent Developments. In February 2004, we acquired certain assets of Premier Roasters LLC ("Premier"), a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier's La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier's coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations to the Western United States. In connection with this transaction, we also entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks, including Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, and Mellow'd Roast lines, in connection with the production, manufacture and sale of ground coffee for distribution to retail customers in the United States and certain other countries approved by Del Monte Corporation.

      We believe that our new La Junta, Colorado facility will allow us to grow our business and increase sales to new and existing customers in the Western United States. By operating out of two facilities, we will now be able to compete aggressively throughout the United States as we have gained new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. In addition, we plan to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West coast to a well-known brand throughout the entire continental United States

Critical Accounting Policies and Estimates

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

      We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

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

Comparison of Results of Operations

Three Months Ended April 30, 2004 Compared to the Three Months Ended April 30, 2003

      Net Income. Net income increased $202,051, or 1,178%, to $219,204, or $.05 per share, for the three months ended April 30, 2004 compared to $17,153 or $.01 per share for the three months ended April 30, 2003. The increase in net income primarily reflects increased net sales, increased margins on our branded coffee and private label coffee products and increased margins on gourmet green coffee sales.

      Net Sales. Net sales totaled $6,333,012 for the three months ended April 30, 2004, an increase of $1,119,199 or 21.5% from $5,213,813 for the three months ended April 30, 2003. The increase in net sales reflects initial sales under our license of the S&W brand which we signed in February 2004 and an increase in pounds sold in both private label coffee and branded coffees to existing customers. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 16.0% over the comparable 2003 period due in part to the efforts of our third party marketing specialist through label redesigns and new distribution. The increase in net sales also reflects increased sales of gourmet green coffee. The number of our customers in the gourmet green coffee area grew approximately to 255 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the three months ended April 30, 2004 was $4,637,400 or 73.2% of net sales, as compared to $4,228,793 or 81.1% of net sales for the three months ended April 30, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to increased sales and the increase in green coffee purchase prices, partially offset by net gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of gourmet green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $560,510 for the three months ended April 30, 2004 compared to $116,065 for the comparable period in 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the three months ended April 30, 2004 was $1,695,612, an increase of $710,592 or 72.1%, from $985,200 for the three months ended April 30, 2003. Gross profit as a percentage of net sales increased by 7.9% to 26.8% for the three months ended April 30, 2004 from 18.9% for the same period in 2003. Our hedging activities, reduced pricing pressure from national brands and new business with favorable pricing terms allowed us to increase our margins as the price of green coffee has increased. As previously discussed, we believe that our favorable inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

      Operating Expenses. Total operating expenses increased $336,841 or 36.7% to $1,252,440 for the three months ended April 30, 2004 from $915,599 for the same period in 2003 due to increases in selling and administrative expenses. Selling and administrative expenses increased $316,981 or 39.0% to $1,128,965 for the three months ended April 30, 2004 from $811,984 for the same period in 2003. The increase in selling and administrative expenses reflects several factors, including the increased costs of operating two facilities, increases in sales commissions, travel expenses and shipping charges, and increased professional fees associated with the acquisition of assets from Premier Roasters.

      We acquired certain assets of Premier Roasters and entered into a lease to operate from our new La Junta facility in February 2004. Prior to commencing operations in La Junta, we incurred expenses associated with repairing and maintaining equipment located at the facility so that such equipment could meet our needs and our roasting and blending requirements. We also incurred expenses associated with the hiring of 25 new employees at the facility. In addition, because many S&W brand customers had previously placed orders with Premier Roasters, they initially did not require additional inventory to be shipped. As a result, sales out of our La Junta facility were slower than expected. However, in April 2004, these customers began to replace their existing inventories of S&W brand products, resulting in increased sales. Although we will continue to incur increased operating expenses from operating out of two facilities, we expect to gain new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. We believe that this will allow us to compete aggressively throughout the United States.

      The increase in commissions and travel expenses reflects the hiring of a West Coast Brand Manager to market our S&W brand as well as increases in sales of S&W coffee to new customers. We also increased our attendance at trade shows to promote our food service and private label coffee business which contributed to our increased travel expenses. The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. Selling and administrative expenses, as a percentage of net sales, increased 2.2% from 15.6% for the three months ended April 30, 2003 to 17.8% for the three months ended April 30, 2004.

      Interest Expense. Interest expense increased $3,771, or 10.1%, from $37,444 for the three months ended April 30, 2003 to $41,215 for the three months ended April 30, 2004. The increase is attributable to the higher balance in outstanding borrowings for the three months ended April 30, 2004 compared to 2003 due to higher inventory levels necessitated by the operation of two facilities. Rates of interest on our outstanding borrowings are tied to the prime rate. See "--Liquidity and Capital Resources."

      Net Income Before Taxes. We had income of $405,904 before income taxes for the three months ended April 30, 2004 compared to income of $34,353 before income taxes for the three months ended April 30, 2003. The increase was attributable primarily to improved margins on the sale of our private label, branded and gourmet green coffee products as well as an increase in our net sales.

      Income Taxes. Our provision for income taxes for the three months ended April 30, 2004 totaled $186,700 compared to $17,200 for the three months ended April 30, 2003 as a result of increased income before taxes.

Six Months Ended April 30, 2004 Compared to the Six Months Ended April 30, 2003

      Net Income. Net income increased $463,929, or 169.3%, to $738,003 or $.18 per share for the six months ended April 30, 2004 compared to $274,074 or $.07 per share for the six months ended April 30, 2003. The increase in net income primarily reflects increased net sales, increased margins on our branded coffee and private label coffee products and increased margins on gourmet green coffee sales.

      Net Sales. Net sales totaled $12,180,960 for the six months ended April 30, 2004, an increase of $2,607,204 or 27.2% from $9,573,756 for the six months ended April 30, 2003. The increase in net sales reflects initial sales under our license of the S&W brand which we signed in February 2004 and an increase in pounds sold in both private label coffee and branded coffees to existing customers. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 16.0% over the comparable 2003 period due in part to the efforts of our third party marketing specialist through label redesigns and new distribution. The increase in net sales also reflects increased sales of gourmet green coffee. The number of our customers in the gourmet green coffee area grew approximately 4.1% to 255 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the gourmet green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the six months ended April 30, 2004 was $8,470,986 or 69.5% of net sales, as compared to $7,294,237 or 76.2% of net sales for the six months ended April 30, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales primarily was attributable to increased sales and the increase in green coffee purchase prices, partially offset by net gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of gourmet green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $1,158,167 for the six months ended April 30, 2004 compared to $476,579 for the comparable period in 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the six months ended April 30, 2004 was $3,709,974, an increase of $1,430,455 or 62.8%, from $2,279,519 for the six months ended April 30, 2003. Gross profit as a percentage of net sales increased by 6.7% to 30.5% for the six months ended April 30, 2004 from 23.8% for the same period in 2003. Our hedging activities, reduced pricing pressure from national brands and new business with favorable pricing terms allowed us to increase our margins as the price of green coffee has increased. As previously discussed, we believe that our favorable inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

      Operating Expenses. Total operating expenses increased $585,485 or 34.1% to $2,301,678 for the six months ended April 30, 2004 from $1,716,193 for the same period in 2003 due to increases in selling and administrative expenses and officers' salaries. Selling and administrative expenses increased $530,262 or 34.8% to $2,054,729 for the six months ended April 30, 2004 from $1,524,467 for the same period in 2003. The increase in selling and administrative expenses reflects several factors, including the increased costs of operating two facilities, increases in sales commissions, travel expenses and shipping charges, and increased professional fees associated with the acquisition of assets from Premier Roasters.

      We acquired certain assets of Premier Roasters and entered into a lease to operate from our new La Junta facility in February 2004. Prior to commencing operations in La Junta, we incurred expenses associated with repairing and maintaining equipment located at the facility so that such equipment could meet our need and our roasting and blending requirements. We also incurred expenses associated with the hiring of 25 new employees at the facility. In addition, because many S&W brand customers had previously placed orders with Premier Roasters, they initially did not require additional inventory to be shipped. As a result, sales out of our La Junta facility were slower than expected. However, in April 2004, these customers began to replace their existing inventories of S&W brand products, resulting in increased sales. Although we will continue to incur increased operating expenses from operating out of two facilities, we expect to gain new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. We believe that this will allow us to compete aggressively throughout the United States.

      The increase in commissions and travel expenses reflects the hiring of a West Coast Brand Manager to market our S&W brand as well as increases in sales of S&W coffee to new customers. We also increased attendance at trade shows to promote our food service and private label coffee business which contributed to our increased travel expenses. The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. Selling and administrative expenses, as a percentage of net sales, increased 0.9% from 15.9% for the six months ended April 30, 2003 to 16.8% for the six months ended April 30, 2004.

      Officers' salaries increased $55,223 to $246,949 for the six months ended April 30, 2004 from $191,726 for the six months ended April 30, 2003. The increase was due to salary increases for senior officers.

      Interest Expense. Interest expense increased $9,114 or 12.6% from $72,482 for the six months ended April 30, 2003 to $81,596 for the six months ended April 30, 2004. The increase is attributable to the higher balance in outstanding borrowings under our credit facility for the six months ended April 30, 2004 compared to 2003 due to higher inventory levels necessitated by the operation of two facilities. Rates of interest on our outstanding borrowings are tied to the prime rate. See "--Liquidity and Capital Resources."

      Net Income Before Taxes. We had income of $1,333,203 before income taxes for the six months ended April 30, 2004 compared to income of $495,674 before income taxes for the six months ended April 30, 2003. The increase was attributable primarily to improved margins on the sale of our private label, branded and gourmet green coffee products due to a favorable inventory position as coffee prices increased.

      Income Taxes. Our provision for income taxes for the six months ended April 30, 2004 totaled $595,200 compared to $221,600 for the six months ended April 30, 2003 as a result of increased income before taxes.

Liquidity and Capital Resources

      As of April 30, 2004, we had working capital of $933,802 which represented a $2,429,394 decrease from our working capital of $3,363,196 as of October 31, 2003, and total stockholders' equity of $2,858,482, which increased by $738,003 from our total stockholders' equity of $2,120,479 as of October 31, 2003. Our working capital decreased primarily due to the recategorization of the outstanding balance under the line of credit to short-term liabilities (liabilities due and payable in less than one year). The outstanding balance under the line of credit was classified as short-term debt in our April 30, 2004 balance sheet since the agreement expires in November 2004, but was classified as long-term debt in our October 31, 2003 balance sheet. At April 30, 2004, the outstanding balance on our line of credit was $2,326,406 compared to $2,376,066 at October 31, 2003. This decrease in working capital was partially offset by a $642,493 increase in inventories at April 30, 2004 compared to October 31, 2003.

      We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.25 at April 30, 2004) and interest on the term loan is payable monthly at the prime rate plus .50% (an effective rate of 4.50% at April 30, 2004). Principal payments on the term loan are payable in monthly installments of $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

      In addition, our credit facility with Wells Fargo Business Credit contains covenants that place restrictions on our operations. Among other things, these covenants: require that a portion of our cash flow from operations be dedicated to servicing our debt; limit our ability to obtain additional capital through financings without the consent of the lender; limit our ability to pay dividends or make other distributions to our stockholders and acquire or retire our common stock without the consent of the lender; and prohibit us from forming or acquiring subsidiaries, merging with or into other companies or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. We are currently in compliance with all covenants contained in the credit facility. We intend to renegotiate the terms of our credit facility, including the covenants, prior to its expiration in November 2004.

      As indicated above, as of April 30, 2004, the line of credit with Wells Fargo Business Credit had an outstanding balance of $2,326,406 as compared to an outstanding balance of $2,376,066 at October 31, 2003. The outstanding balance under the term loan was $294,000 as of April 30, 2004, and was $336,000 at October 31, 2003. We were in compliance with all required financial covenants at April 30, 2004.

      We also lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. The outstanding balance on the capital lease was $158,236 at April 30, 2004 compared to $222,446 at October 31, 2003.

      We had loans payable to our stockholders, all of whom are members of the Gordon family, of $79,646 at October 31, 2003. The loans were repaid during the quarter ended April 30, 2004. We do not intend to borrow additional amounts from our stockholders.

      For the six months ended April 30, 2004, our operating activities provided net cash of $1,202,933 as compared to the six months ended April 30, 2003 when net cash used in operating activities was $342,628. The increased cash flow from operations for the six months ended April 30, 2004 was primarily due to increased net income and decreased accounts receivable and prepaid expenses, offset in part by increased inventory levels and income taxes payable.

      For the six months ended April 30, 2004, our investing activities used net cash of $833,206 as compared to the six months ended April 30, 2003 when net cash used by investing activities was $109,535. The decreased cash flow from investing activities for the six months ended April 30, 2004 was primarily due to the purchase of property and equipment from Premier Roasters in February 2004.

      For the six months ended April 30, 2004, our financing activities used net cash of $246,674 as compared to the six months ended April 30, 2003 when net cash provided by financing activities was $515,178. The decreased cash flow from financing activities was primarily due to net payments under our line of credit. Net payments on our line of credit increased $662,415 to net cash used of $91,660 for the six months ended April 30, 2004 compared to net cash provided of $570,755 for the six months ended April 30, 2003. In addition, we repaid $90,804 in loans to our stockholders during the six months ended April 30, 2004. We also lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Management does not expect to incur other significant capital expenditures in fiscal 2004.

      In February, 2004, we acquired certain assets of Premier Roasters LLC for $825,000. In addition, we entered into an agreement with the City of La Junta, Colorado to lease a 50,000 square foot facility for $8,341 per month. We do not believe that the purchase price or costs associated with operating a second facility will have a material effect on our future cash flow of liquidity position. We believe that the costs associated with operating the second facility will be mitigated by the new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility and increased sales to new and existing customers in the Western United States.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, in fiscal 2004 through cash provided by operating activities. We expect that we will generate sufficient cash to continue our business for the next twelve months. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2004, our debt consisted of $158,236 of fixed rate debt on the capital lease and $2,620,406 of variable rate debt under our revolving line of credit and term loan. At April 30, 2004, interest on the variable rate debt was payable primarily at 4.25% (or .25% above the prime rate) for the revolving line of credit and at 4.50% (or .50% above the prime rate) for the term loan. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2004, although there can be no assurance that interest rates will not significantly change.

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

      At April 30, 2004, we held 525 options (generally with terms of two months or less) covering an aggregate of 19,687,500 pounds of green coffee beans at a price of $.70 and $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was $291,094 at April 30, 2004.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2004, we held four futures contracts for the purchase of 150,000 pounds of coffee at an average price of $.719 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.714 per pound at that date.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

      Management, including our President and Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that Coffee Holding files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in Coffee Holding's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II--OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Coffee Holding did not purchase any of its equity securities during the periods ended April 30, 2004 and does not currently have a stock repurchase program in place.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      (a)   None

      (b)   None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits


      10.13 Trademark License Agreement dated February 4, 2004 between Del Monte Corporation and Coffee Holding Co, Inc. (confidential treatment request pending).

      31.1  Rule 13a - 14(a)/15d - 14a Certification.

      32.1  Section 1350 Certification.

      (b)   Reports on Form 8-K

            On February 20, 2004, Coffee Holding filed a Current Report on Form 8-K announcing the purchase of certain assets of Premier Roasters LLC.

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

June 14, 2004