Form 10KSB/A
period 2002-10-31
COFFEE HOLDING CO INC
filed 2004-08-26
CIK 1007019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2002, as originally filed on February 13, 2003, is being filed solely to amend the Exhibit Index included in Item 13 and to refile Exhibits 10.10 and 10.11 with indications, at the appropriate places in the exhibits, that confidential information has been omitted pursuant to requests for confidential treatment and has been filed separately with the Securities and Exchange Commission.

         Except as described above, no other changes have been made to the Annual Report on Form 10-KSB. This Amendment No. 1 to our Annual Report on Form 10-KSB/A does not otherwise attempt to update the information set forth in the original filing of the Annual Report on Form 10-KSB.

ITEM 13.  EXHIBIT, LIST AND REPORTS ON FORM 8-K

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

             3.1        Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13,
                        2003).

             3.2        Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc.
                        (incorporated herein by reference to Exhibit 3.2 to the Coffee Holding Co., Inc. Quarterly
                        Report on Form 10-Q for the quarter ended April 30, 1998).

             3.3        Coffee Holding Co., Inc. By-Laws, as amended (incorporated herein by reference to Exhibit 3.3 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30,
                        1998).

             4.1        Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated by reference to Exhibit
                        4.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October
                        31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

            10.1        Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to
                        Exhibit 10.1 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.2        1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Coffee
                        Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.3        Loan and Security Agreement dated as of November 21, 1997 between Coffee Holding Co., Inc.
                        and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the fiscal year ended October 31,
                        2000).

            10.4        First Amendment to Loan and Security Agreement dated as of May 22, 1998 between Coffee
                        Holding Co., Inc. and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.4 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

            10.5        Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between Coffee
                        Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.5 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the
                        fiscal year ended October 31, 2000).

            10.6        Term Note dated as of November 29, 2000 made by Coffee Holding Co., Inc. in favor of Wells
                        Fargo Business Credit, Inc., in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.6 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the
                        fiscal year ended October 31, 2000).



            10.7        Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee
                        Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration
                        Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12,
                        2004).

            10.8        Term Note dated as of October 1, 2002 made by Coffee Holding Co., Inc. in favor of Wells
                        Fargo Business Credit, Inc., in the principal amount of $750,000 (incorporated by reference to Exhibit 10.8 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13,
                        2003).

            10.9        Capital Lease Agreement with HSBC Business Credit (USA), Inc. (incorporated by reference to
                        Exhibit 10.9 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on
                        Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

           10.10        Sales contract with Supervalu and Cub Foods (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and
                        Exchange Commission).

           10.11        Sales contract with Shurfine Central (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange
                        Commission).

            31.1        Rule 13a-14(a) / 15d-14(a) Certifications.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             COFFEE HOLDING CO., INC.



                                             By: /s/ Andrew Gordon
                                                 ------------------------------
                                                 Andrew Gordon

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 26, 2004 by the following persons on behalf of the registrant and in the capacities indicated.


                 SIGNATURE                       TITLE
                 ---------                       -----

     /s/ Andrew Gordon          Chief Executive Officer, President, Treasurer
----------------------------    and Director (principal executive officer)
     Andrew Gordon


     /s/ David Gordon           Executive Vice President -- Operations,
----------------------------    Secretary and Director
     David Gordon


     /s/ Richard E. Pino        Chief Financial Officer (principal financial
----------------------------    and accounting officer)
     Richard E. Pino


                                Director
----------------------------
     Gerard DeCapua


     /s/ Daniel Dwyer           Director
----------------------------
     Daniel Dwyer

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

             3.1        Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13,
                        2003).

             3.2        Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc.
                        (incorporated herein by reference to Exhibit 3.2 to the Coffee Holding Co., Inc. Quarterly
                        Report on Form 10-Q for the quarter ended April 30, 1998).

             3.3        Coffee Holding Co., Inc. By-Laws, as amended (incorporated herein by reference to Exhibit 3.3 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30,
                        1998).

             4.1        Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated by reference to Exhibit
                        4.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October
                        31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

            10.1        Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to
                        Exhibit 10.1 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.2        1998 Stock  Option Plan  (incorporated  herein by  reference  to Exhibit  10.2 to the Coffee
                        Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.3        Loan and Security Agreement dated as of November 21, 1997 between Coffee Holding Co., Inc.
                        and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.3 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the fiscal year ended October 31,
                        2000).

            10.4        First Amendment to Loan and Security Agreement dated as of May 22, 1998 between Coffee
                        Holding Co., Inc. and NationsCredit Commercial Corporation (incorporated herein by reference to Exhibit 10.4 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

            10.5        Second Amendment dated as of November 29, 2000 to Loan and Security Agreement between Coffee
                        Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.5 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the
                        fiscal year ended October 31, 2000).

            10.6        Term Note dated as of November 29, 2000 made by Coffee Holding Co., Inc. in favor of Wells
                        Fargo Business Credit, Inc., in the principal amount of $600,000 (incorporated herein by reference to Exhibit 10.6 to the Coffee Holding Co., Inc. Annual Report on Form 10-K for the
                        fiscal year ended October 31, 2000).

            10.7        Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee
                        Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration
                        Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12,
                        2004).


            10.8        Term Note dated as of October 1, 2002 made by Coffee Holding Co., Inc. in favor of Wells
                        Fargo Business Credit, Inc., in the principal amount of $750,000 (incorporated by reference to Exhibit 10.8 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13,
                        2003).

            10.9        Capital Lease Agreement with HSBC Business Credit (USA), Inc. (incorporated by reference to
                        Exhibit 10.9 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on
                        Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

           10.10        Sales contract with Supervalu and Cub Foods (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and
                        Exchange Commission).

           10.11        Sales contract with Shurfine Central (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange
                        Commission).

            31.1        Rule 13a-14(a) / 15d-14(a) Certifications.
