Form 10KSB/A
period 2003-10-31
COFFEE HOLDING CO INC
filed 2004-08-26
CIK 1007019

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

(state or other jurisdiction of incorporation    (IRS employer identification
               or organization)                              number)

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

                                EXPLANATORY NOTE

   This Amendment No. 1 to our Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2003, as originally filed on January 29, 2004, is being filed solely to amend the Exhibit Index included in Item 13.

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

         3.1 Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

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

         4.1 Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 4.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

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

         10.7 Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12,
                  2004).

         10.8 Term Note dated as of October 1, 2002 made by Coffee Holding Co., Inc. in favor of Wells Fargo Business Credit, Inc., in the principal amount of $750,000 (incorporated herein by reference to Exhibit 10.8 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

         10.9 Capital Lease Agreement with HSBC Business Credit (USA), Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

         10.10 Sales contract with Supervalu and Cub Foods (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB/A for the year ended October 31, 2002, filed with the Securities and Exchange Commission on August 26, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

         10.11 Sales contract with Shurfine Central (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB/A for the year ended October 31, 2002, filed with the Securities and Exchange Commission on August 26, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

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


           SIGNATURE                                   TITLE
---------------------------        ---------------------------------------------

     /s/ Andrew Gordon             Chief Executive Officer, President, Treasurer
---------------------------        and Director (principal executive officer)
     Andrew Gordon


     /s/ David Gordon              Executive Vice President -- Operations,
---------------------------        Secretary and Director
     David Gordon


     /s/ Richard E. Pino           Chief Financial Officer (principal financial
---------------------------        and accounting officer)
     Richard E. Pino


                                   Director
---------------------------
     Gerard DeCapua


     /s/ Daniel Dwyer              Director
---------------------------
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

         3.1 Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

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

         4.1 Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 4.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

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

         10.7 Third Amendment dated as of October 1, 2002 to Loan and Security Agreement between Coffee Holding Co., Inc. and Wells Fargo Business Credit, Inc., as assignee (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12,
                  2004).

         10.8 Term Note dated as of October 1, 2002 made by Coffee Holding Co., Inc. in favor of Wells Fargo Business Credit, Inc., in the principal amount of $750,000 (incorporated herein by reference to Exhibit 10.8 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

         10.9 Capital Lease Agreement with HSBC Business Credit (USA), Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

         10.10 Sales contract with Supervalu and Cub Foods (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB/A for the year ended October 31, 2002, filed with the Securities and Exchange Commission on August 26, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

         10.11 Sales contract with Shurfine Central (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB/A for the year ended October 31, 2002, filed with the Securities and Exchange Commission on August 26, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

         31.1     Rule 13a-14(a) / 15d-14(a) Certifications.