Form 10QSB/A
period 2004-04-30
COFFEE HOLDING CO INC
filed 2004-08-26
CIK 1007019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                 AMENDMENT NO. 1

                                  FORM 10-QSB/A

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    -------------------

                       Commission file number 333-00588-NY

                            COFFEE HOLDING CO., INC.
             (Exact name of registrant as specified in its charter)

---------------------------------------- ---------------------------------
               NEVADA                               11-2238111
---------------------------------------- ---------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
---------------------------------------- ---------------------------------
   incorporation or organization)               Identification No.)
---------------------------------------- ---------------------------------

                4401 FIRST AVENUE, BROOKLYN, NEW YORK 11232-0005
                    (Address of principal executive offices)
                                 (718) 832-0800
               (Registrant's telephone number including area code)

                                       N/A
               ---------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___.
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS                             APRIL 30, 2004
------------------------------------   ----------------------------------------
            Common Stock,
            par value $.01                         3,999,650

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004, as originally filed on June 14, 2004, is being filed solely to amend the Exhibit Index included in Item 6 of Part II and to refile Exhibit 10.13 to include information previously omitted pursuant to a request for confidential treatment that has since been withdrawn.

         Except as described above, no other changes have been made to the Quarterly Report on Form 10-QSB. This Amendment No. 1 to our Quarterly Report on Form 10-QSB/A does not otherwise attempt to update the information set forth in the original filing of the Quarterly Report on Form 10-QSB.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


          10.13 Trademark License Agreement dated February 4, 2004 between Del Monte Corporation and Coffee Holding Co, Inc.

          31.1        Rule 13a-14(a)/15d-14(a) Certifications.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           Coffee Holding Co., Inc.
                           (Registrant)




August 26, 2004            By: /s/ Andrew Gordon
                               -------------------------------------------------
                               Andrew Gordon
                               Chief Executive Officer, President and Treasurer (principal executive officer)





August 26, 2004            By: /s/ Richard E. Pino
                               -------------------------------------------------
                               Richard E. Pino
                               Chief Financial Officer
                               (principal financial and accounting officer)