Form 10QSB
period 2004-07-31
COFFEE HOLDING CO INC
filed 2004-09-14
CIK 1007019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      OUTSTANDING AT
             CLASS                                    JULY 31, 2004
      ---------------------                          -----------------
         Common Stock,
        par value $.01                                  3,999,650

                                     PART I


                                                                                                              PAGE
                                                                                                              ----
ITEM 1.  FINANCIAL STATEMENTS.....................................................................................1

Condensed Balance Sheets
   July 31, 2004 (unaudited) and October 31, 2003.................................................................1

Condensed Statements of Operations
   Three and Nine Months Ended July 31, 2004 and 2003 (unaudited).................................................2

Condensed Statements of Cash Flows
   Nine Months Ended July 31, 2004 and 2003 (unaudited)...........................................................3

Notes To Condensed Financial Statements...........................................................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................................................................8

ITEM 3.   CONTROLS AND PROCEDURES................................................................................17

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS .....................................................................................18

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES ......................18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .......................................................................18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................18

ITEM 5.   OTHER INFORMATION .....................................................................................18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................................18

SIGNATURES.......................................................................................................19


PART I
ITEM I.  FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       JULY 31, 2004 AND OCTOBER 31, 2003

                                                                                                       JULY 31,    October 31,
                                                                                                         2004         2003
                                                                                                     -----------   -----------
                                                                                                     (UNAUDITED)
                                                               - ASSETS -
CURRENT ASSETS:
     Cash .........................................................................................   $  104,044   $   73,832
     Due from broker ..............................................................................      319,790      894,123
     Accounts receivable, net of allowance for doubtful accounts of $100,349 and $119,435,
       respectively ...............................................................................    2,463,406    2,154,683
     Inventories ..................................................................................    2,775,705    1,781,424
     Prepaid expenses and other current assets ....................................................      359,856      431,432
     Deferred tax asset ...........................................................................       94,400      103,700
                                                                                                      ----------   ----------
         TOTAL CURRENT ASSETS .....................................................................    6,117,201    5,439,194

Property and equipment, at cost, net of accumulated depreciation of $3,269,698 and $2,991,206,
    respectively ..................................................................................    2,222,358    1,579,294
Deposits and other assets .........................................................................       35,996       16,796
Loans to related parties ..........................................................................       11,491         --
                                                                                                      ----------   ----------
                                                                                                      $8,387,046   $7,035,284
                                                                                                      ==========   ==========

                                                - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Current portion of term loan .................................................................   $   84,000   $   84,000
     Current portion of obligations under capital lease ...........................................      125,336      130,551
     Line of credit borrowings ....................................................................    2,895,661         --
     Accounts payable and accrued expenses ........................................................    2,231,866    1,861,447
     Income taxes payable - current ...............................................................       89,156         --
                                                                                                      ----------   ----------
         TOTAL CURRENT LIABILITIES ................................................................    5,426,019    2,075,998

Term loan, net of current portion .................................................................      189,000      252,000
Obligations under capital lease, net of current portion ...........................................         --         91,895
Line of credit borrowings .........................................................................         --      2,376,066
Loans from related parties ........................................................................         --         79,646
Income taxes payable - deferred ...................................................................       39,000       39,200
                                                                                                      ----------   ----------
         TOTAL LIABILITIES ........................................................................    5,654,019    4,914,805
                                                                                                      ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued ........         --           --
     Common stock, par value $.001 per share; 30,000,000 shares authorized, 3,999,650 shares issued
       and outstanding ............................................................................        4,000        4,000
     Additional paid-in capital ...................................................................      867,887      867,887
     Retained earnings ............................................................................    1,861,140    1,248,592
                                                                                                      ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY ...............................................................    2,733,027    2,120,479
                                                                                                      ----------   ----------
                                                                                                      $8,387,046   $7,035,284
                                                                                                      ==========   ==========


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                             JULY 31,                       JULY, 31
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
NET SALES ......................................   $ 18,577,528    $ 14,485,808    $  6,396,568    $  4,912,052

COST OF SALES ..................................     13,892,695      10,886,840       5,421,709       3,592,603
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT ...................................      4,684,833       3,598,968         974,859       1,319,449
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling and administrative ................      3,091,110       2,448,716       1,036,381         924,249
     Officers' salaries ........................        370,424         312,610         123,475         120,884
                                                   ------------    ------------    ------------    ------------
         TOTALS ................................      3,461,534       2,761,326       1,159,856       1,045,133
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..................      1,223,299         837,642        (184,997)        274,316
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income .............................          9,195           6,835           2,692           2,005
   Interest expense ............................       (137,846)       (105,365)        (56,250)        (32,883)
                                                   ------------    ------------    ------------    ------------
                                                       (128,651)        (98,530)        (53,558)        (30,878)
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............      1,094,648         739,112        (238,555)        243,438

   Provision (credit) for income taxes .........        482,100         298,300        (113,100)         76,700
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS) ..............................   $    612,548    $    440,812    $   (125,455)   $    166,738
                                                   ============    ============    ============    ============

Basic earnings (loss) per share ................   $        .15    $        .11    $       (.03)   $        .04
                                                   ============    ============    ============    ============

Basic weighted average common shares outstanding      3,999,650       3,999,650       3,999,650       3,999,650
                                                   ============    ============    ============    ============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                                                       2004            2003
                                                                                                   ------------    ------------
OPERATING ACTIVITIES:
     Net income ................................................................................   $    612,548    $    440,812
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
            Depreciation .......................................................................        290,653         152,924
            Bad debts (recovery) ...............................................................        (19,086)        (12,154)
            Deferred taxes .....................................................................          9,100         (31,200)
         Changes in operating assets and liabilities:
           Due from broker .....................................................................        574,333        (127,039)
           Accounts receivable .................................................................       (289,637)         18,867
           Inventories .........................................................................       (994,281)       (494,666)
           Prepaid expenses and other current assets ...........................................         71,576        (356,163)
           Accounts payable and accrued expenses ...............................................        370,419        (424,751)
           Income taxes payable ................................................................         89,156         193,709
                                                                                                   ------------    ------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..............................        714,781        (639,661)
                                                                                                   ------------    ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment .......................................................       (908,093)        (31,450)
      Disposal of fixed assets .................................................................        (25,624)           --
     Security deposits .........................................................................        (19,200)           --
                                                                                                   ------------    ------------
              NET CASH (USED IN) INVESTING ACTIVITIES ..........................................       (952,917)        (31,450)
                                                                                                   ------------    ------------

FINANCING ACTIVITIES:
     Principal payments on term loan ...........................................................        (63,000)        (63,000)
     Advances under bank line of credit ........................................................     19,912,579      15,685,990
     Principal payments under bank line of credit ..............................................    (19,392,984)    (14,843,189)
     Principal payments of obligations under capital leases ....................................        (97,110)        (89,195)
     Payments to related parties ...............................................................        (91,137)         (5,640)
                                                                                                   ------------    ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................        268,348         684,966
                                                                                                   ------------    ------------


NET INCREASE IN CASH ...........................................................................         30,212          13,855

    Cash, beginning of year ....................................................................         73,832          43,568
                                                                                                   ------------    ------------

CASH, END OF PERIOD ............................................................................   $    104,044    $     57,423
                                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid ..............................................................................   $    137,846    $    105,365
                                                                                                   ============    ============
    Income taxes paid ..........................................................................   $    194,300    $    336,029
                                                                                                   ============    ============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003
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

                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2004, its results of operations and its cash flows for the nine months ended July 31, 2004 and 2003. Information included in the balance sheet as of October 31, 2003 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

                  Operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

NOTE   3   -      INVENTORIES:

                  Inventories at July 31, 2004 and October 31, 2003 consisted of the following:

                                                   JULY 31,         October 31,
                                                     2004              2003
                                                  ----------        ----------
                    Packed coffee                 $1,022,004        $  213,062
                    Green coffee                   1,202,973           999,137
                    Packaging supplies               550,728           569,225
                                                  ----------        ----------
                    Totals                        $2,775,705        $1,781,424
                                                  ==========        ==========

NOTE   4   -      HEDGING:

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

                            COFFEE HOLDING CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003
                                  (UNAUDITED)

NOTE   4   -      HEDGING (CONTINUED):

                  At July 31, 2004, the Company held 118 options (generally with terms of two months or less) covering an aggregate of 4,425,000 pounds of green coffee beans at a price of $.675 and $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was $150,038 at July 31, 2004.

                  At July 31, 2003, the options contracts held by the Company were immaterial.

                  The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2004, the Company held 53 futures contracts for the purchase of 1,987,500 pounds of coffee at an average price of $.707 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.665 per pound at that date.

                  At July 31, 2003, the Company held 144 futures contracts for the purchase of 5,400,000 pounds of coffee at an average price of $.6155 per pound for September 2003 contracts. The market price of coffee applicable to such contracts was $.47 per pound at that date.

                  Included in cost of sales and due from broker for the three and nine months ended July 31, 2004 and 2003, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                                    THREE MONTHS ENDED JULY 31,
                                                    ---------------------------
                                                      2004              2003
                                                    ---------         ---------
                    Realized gains and (losses)     $(445,389)        $ 238,072
                    Unrealized gains and (losses)   $   7,519         $(122,007)


                                                     NINE MONTHS ENDED JULY 31,
                                                    ----------------------------
                                                        2004            2003
                                                    -----------     -----------
                    Realized gains                  $ 1,039,052     $   574,923
                    Unrealized (losses)             $  (318,755)    $   (98,344)

NOTE   5   -      LINE OF CREDIT:

                  The outstanding balance under a line of credit agreement with a bank was $2,895,661 at July 31, 2004. This amount is now being reflected as short term at the balance sheet date, since the principal loan balance is due in November of 2004.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003
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

                  Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 and $45,684, for the three months and nine months ended July 31, 2004.

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

                  The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and nine months ended July 31, 2004 and 2003.

NOTE   9   -      ECONOMIC DEPENDENCY:

                  For the nine months ended July 31, 2004, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $4,025,000 and the corresponding accounts receivable at July 31, 2004 from this customer was approximately $344,000.

                  For the nine months ended July 31, 2003, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $2,551,000 and $2,308,000 and the corresponding accounts receivable at July 31, 2003 from these customers were approximately $127,000 and $201,700, respectively.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE   9   -      ECONOMIC DEPENDENCY (CONTINUED):

                  For the nine months ended July 31, 2004, purchases from two suppliers, were each in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $5,071,000 and $1,382,000 and the corresponding accounts payable to these suppliers at July 31, 2004 was approximately $390,000 and $36,000, respectively.

                  For the nine months ended July 31, 2003, purchases from two suppliers, were each in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $3,082,000 and $1,063,000 and the corresponding accounts payable to these suppliers at July 31, 2003 was approximately $110,700 and $124,500, respectively.

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

OVERVIEW

         We are an integrated wholesale coffee roaster and dealer in the United States and one of the few coffee companies that offers a broad array of coffee products across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are well positioned to increase our profitability and endure potential coffee price volatility throughout varying cycles of the coffee market and economic conditions.

         Our operations have primarily focused on the following areas of the coffee industry:

            o  the sale of wholesale specialty green coffee;

            o the roasting, blending, packaging and sale of private label coffee; and

            o the roasting, blending, packaging and sale of our seven brands of coffee.

         Our operating results are affected by a number of factors including:

            o the level of marketing and pricing competition from existing or new competitors in the coffee industry;

            o our ability to retain existing customers and attract new customers;

            o fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

            o our ability to manage inventory and fulfillment operations and maintain gross margins.

         Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. During the three months ended April 30, 2004, we acquired certain assets of Premier Roasters. See "- Overview - Recent Developments." We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and increased attendance at trade shows to promote our food service and private label coffee business. In the last twelve months, we also hired third party marketing specialists to increase the sale of our branded coffee through label redesigns and new distribution. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold since the date of the acquisition. In addition, we increased the number of our customers in all three areas.

         Our net sales are also affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world's green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country's coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, increased green coffee prices also generally result in increased cost of sales. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.

         Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to six months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

         Recent Developments. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier Roasters' La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters' coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations to the Western United States. In connection with this transaction, we also entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks, including Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, and Mellow'd Roast lines, in connection with the production, manufacture and sale of ground coffee for distribution to retail customers in the United States and certain other countries approved by Del Monte Corporation.

         We believe that our new La Junta, Colorado facility will allow us to grow our business and increase sales to new and existing customers in the Western United States. By operating out of two facilities, we will now be able to compete aggressively throughout the United States as we have gained new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. In addition, we intend to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West coast to a well-known brand throughout the entire continental United States.

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

              o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

COMPARISON OF RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2004 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2003

         Net Income. Net income increased $171,736, or 39.0%, to $612,548 or $.15 per share for the nine months ended July 31, 2004 compared to $440,812 or $.11 per share for the nine months ended July 31, 2003. The increase in net income primarily reflects increased net sales, increased margins on our branded coffee and private label coffee products and increased margins on specialty green coffee sales.

         Net Sales. Net sales totaled $18,577,528 for the nine months ended July 31, 2004, an increase of $4,091,720 or 28.2% from $14,485,808 for the nine months ended July 31, 2003. The increase in net sales reflects initial sales of $601,573 under our license of the S&W brand which we signed in February 2004, $510,803 from an increase in pounds sold of private label coffee to existing customers and $93,328 from an increase in pounds sold of branded coffees to existing customers. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 25% over the comparable 2003 period due in part to the efforts of our third party marketing specialists through label redesigns and new distribution. The increase in net sales also reflects increased sales of specialty green coffee in the amount of $2,882,016. The number of our customers in the specialty green coffee area grew approximately 11.1% to 272 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

         Cost of Sales. Cost of sales for the nine months ended July 31, 2004 was $13,892,695 or 74.8% of net sales, as compared to $10,866,840 or 75.0% of net sales for the nine months ended July 31, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects a $419,731 increase in packaging costs associated with the increase in net sales and $2,601,546 from higher green coffee prices during the period as prices increased $.10 per pound year to year, partially offset by net gains on future contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2004. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of specialty green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $720,297 for the nine months ended July 31, 2004 compared to $476,579 for the comparable period in 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

         Gross Profit. Gross profit for the nine months ended July 31, 2004 was $4,684,833, an increase of $1,085,865 or 30.2%, from $3,598,968 for the nine months ended July 31, 2003. Gross profit as a percentage of net sales increased by 0.4% to 25.2% for the nine months ended July 31, 2004 from 24.8% for the same period in 2003. Gains on futures contracts, reduced pricing pressure from national brands and new business with favorable pricing terms allowed us to increase our margins as the price of green coffee has increased. As previously discussed, we believe that our favorable inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

         Operating Expenses. Total operating expenses increased $700,208 or 25.4% to $3,461,534 for the nine months ended July 31, 2004 from $2,761,326 for the same period in 2003 due to increases in selling and administrative expenses and officers' salaries. Selling and administrative expenses increased $642,394 or 26.2% to $3,091,110 for the nine months ended July 31, 2004 from $2,448,716 for the same period in 2003. The increase in selling and administrative expenses reflects several factors, including increases of $231,724 in shipping expenses, $140,686 in office salaries, $81,223 in sales commissions, $48,953 in rent and $43,118 in utilities.

         We acquired certain assets of Premier Roasters and entered into a lease to operate from our new La Junta facility in February 2004. Prior to commencing operations in La Junta, we incurred expenses associated with repairing and maintaining equipment located at the facility so that such equipment could meet our need and our roasting and blending requirements. We also incurred expenses associated with the hiring of 25 new employees at the facility. In addition, because many S&W brand customers had previously placed orders with Premier Roasters, they initially did not require additional inventory to be shipped. As a result, sales out of our La Junta facility were initially slower than expected. However, in April 2004, these customers began to replace their existing inventories of S&W brand products, resulting in increased sales. Although we will continue to incur increased operating expenses from operating out of two facilities, we expect to gain new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. We believe that this will allow us to compete aggressively throughout the United States.

         The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. The increase in commissions reflects the hiring of a West Coast Brand Manager to market our S&W brand as well as increases in sales of S&W coffee to new customers. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increase in office salaries reflects normal salary increases to non-officer employees in our New York facility and the addition of new personnel in our Colorado facility. The increases in rent and utilities reflect the increased costs of operating two facilities.

         Officers' salaries increased $57,814 to $370,424 for the nine months ended July 31, 2004 from $312,610 for the nine months ended July 31, 2003. The increase was due to salary increases for senior officers.

         Other Expense. Other expense increased $30,121 or 30.6% from $98,530 for the nine months ended July 31, 2003 to $128,651 for the nine months ended July 31, 2004. The increase is attributable to increased interest expense due to the higher balance in outstanding borrowings under our credit facility for the nine months ended July 31, 2004 compared to 2003 due to higher inventory levels necessitated by the operation of two facilities. Rates of interest on our outstanding borrowings are tied to the prime rate. See "--Liquidity and Capital Resources."

         Income Before Taxes. We had income of $1,094,648 before income taxes for the nine months ended July 31, 2004 compared to income of $739,112 before income taxes for the nine months ended July 31, 2003. The increase was attributable primarily to improved margins on the sale of our private label, branded and specialty green coffee products due to a favorable inventory position as coffee prices increased.

         Income Taxes. Our provision for income taxes for the nine months ended July 31, 2004 totaled $482,100 compared to $298,300 for the nine months ended July 31, 2003 as a result of increased income before taxes.

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE MONTHS ENDED JULY 31,
2003

         Net Income. Net income decreased $292,193 from net income of $166,738, or $.04 per share, for the three months ended July 31, 2003 compared to a net loss of $125,455, or a net loss of $.03 per share, for the three months ended July 31, 2004. The decrease in net income primarily reflects increased cost of sales due to higher green coffee prices, increased packaging costs associated with increased sales and realized and unrealized losses on hedging activity during the quarter.

         Net Sales. Net sales totaled $6,396,568 for the three months ended July 31, 2004, an increase of $1,484,516 or 30.2% from $4,912,052 for the three months ended July 31, 2003. The increase in net sales reflects sales of $438,752 under our license of the S&W brand, $95,036 from an increase in pounds sold of private label coffee to existing customers and $84,046 from an increase in pounds sold of branded coffees to existing customers. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 25% over the comparable 2003 period due in part to the efforts of our third party marketing specialists through label redesigns and new distribution. The increase in net sales also reflects increased sales of specialty green coffee in the amount of $864,683. The number of our customers in the specialty green coffee area grew approximately 6.7% to 272 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

         Cost of Sales. Cost of sales increased $1,829,106 to $5,421,709, or 84.8% of net sales, for the three months ended July 31, 2004 as compared to $3,592,603, or 73.1% of net sales, for the three months ended July 31, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects a $74,293 increase in packaging costs associated with the increase in net sales and $706,499 from higher green coffee prices during the period as prices increased between $.10 and $.27 per pound year to year. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for the remainder of fiscal 2004 and fiscal 2005. Increased factory labor costs of $100,000 also contributed to the increase. The increase in cost of sales was also attributable to $437,870 in net losses on futures contracts compared to net gains on futures of $116,005 for the three months ended July 31, 2003. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. In past periods when the price of specialty green coffee beans was at historically low levels and continuing during periods in which coffee prices were rising, our hedging activity allowed us to develop a favorable inventory position, which in turn increased our margins. In the third quarter of fiscal 2004, the price of coffee decreased unexpectedly and we incurred losses on futures contracts as a result. Despite these losses, we believe that we maintain a favorable inventory position. We will continue to use our hedging activity to acquire green coffee at favorable prices for the foreseeable future.

         Gross Profit. Gross profit for the three months ended July 31, 2004 was $974,859, a decrease of $344,590, or 26.1%, from $1,319,449 for the three months ended July 31, 2003. Gross profit as a percentage of net sales decreased by 11.7% to 15.2% for the three months ended July 31, 2004 from 26.9% for the same period in 2003. The decrease in gross profit primarily reflects the increased cost of sales.

          Operating Expenses. Total operating expenses increased $114,723 or 11.0% to $1,159,856 for the three months ended July 31, 2004 from $1,045,133 for the same period in 2003 due to increases in selling and administrative expenses. Selling and administrative expenses increased $112,132 or 12.1% to $1,036,381 for the three months ended July 31, 2004 from $924,249 for the same period in 2003. The increase in selling and administrative expenses reflects several factors, including increases of $48,953 in rent, $42,015 in sales commissions, $38,467 in office salaries, and $20,458 in utilities. The increase in commissions reflects the hiring of a West Coast Brand Manager to market our S&W brand as well as increases in sales of S&W coffee to new customers. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increase in office salaries reflects normal salary increases to non-officer employees in our New York facility and the addition of new personnel in our Colorado facility. The increase in rent and utilities reflects the increased costs of operating two facilities.

         Other Expense. Other expense increased $22,680 or 73.5% from $30,878 for the three months ended July 31, 2003 to $53,558 for the three months ended July 31, 2004. The increase is attributable to increased interest expense due to the higher balance in outstanding borrowings under our credit facility for the three months ended July 31, 2004 compared to 2003 due to higher inventory levels necessitated by the operation of two facilities. Rates of interest on our outstanding borrowings are tied to the prime rate. See "--Liquidity and Capital Resources."

         Loss Before Taxes. We had a net loss of $238,255 before income taxes for the three months ended July 31, 2004 compared to income of $243,438 before income taxes for the three months ended July 31, 2003. The change was attributable primarily to increased cost of sales and operating expenses, partially offset by an increase in net sales.

         Income Taxes. Our provision (credit) for income taxes for the three months ended July 31, 2004 totaled ($113,100) compared to $76,700 for the three months ended July 31, 2003 as a result of decreased income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2004, we had working capital of $691,182 which represented a $2,672,014 decrease from our working capital of $3,363,196 as of October 31, 2003, and total stockholders' equity of $2,733,027, which increased by $612,548 from our total stockholders' equity of $2,120,479 as of October 31, 2003. Our working capital decreased primarily due to the recategorization of the outstanding balance under our line of credit to short-term liabilities (liabilities due and payable in less than one year). The outstanding balance under the line of credit was classified as short-term debt in our July 31, 2004 balance sheet since the agreement expires in November 2004, but was classified as long-term debt in our October 31, 2003 balance sheet. At July 31, 2004, the outstanding balance on our line of credit was $2,895,661 compared to $2,376,066 at October 31, 2003. This decrease in working capital was partially offset by a $994,281 increase in inventories at July 31, 2004 compared to October 31, 2003.

         We have a credit facility with Wells Fargo Business Credit. The credit facility provides for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provides for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories. On October 1, 2002, we extended our credit facility for an additional two years to November 20, 2004 at lower interest rates. Interest on the line of credit is payable monthly at the prime rate plus .25% (an effective rate of 4.75% at July 31, 2004) and interest on the term loan is payable monthly at the prime rate plus .50% (an effective rate of 5.00% at July 31, 2004). Principal payments on the term loan are payable in monthly installments of $7,000. Andrew Gordon and David Gordon, two of our directors and officers, each have guaranteed borrowings under the credit facility up to $500,000.

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

         As indicated above, as of July 31, 2004, the line of credit with Wells Fargo Business Credit had an outstanding balance of $2,895,661 as compared to an outstanding balance of $2,376,066 at October 31, 2003. The outstanding balance under the term loan was $273,000 as of July 31, 2004, and was $336,000 at October 31, 2003. We were in compliance with all required financial covenants at July 31, 2004.

         We also lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. The outstanding balance on the capital lease was $125,336 at July 31, 2004 compared to $222,446 at October 31, 2003.

         We had loans payable to our stockholders, all of whom are members of the Gordon family, of $79,646 at October 31, 2003. The loans were repaid during the quarter ended July 31, 2004. We do not intend to borrow additional amounts from our stockholders.

         For the nine months ended July 31, 2004, our operating activities provided net cash of $714,781 as compared to the nine months ended July 31, 2003 when net cash used in operating activities was $639,661. The increased cash flow from operations for the nine months ended July 31, 2004 was primarily due to a decrease of $574,333 in cash due from broker, $612,548 in net income, $370,419 in decreased accounts payable, offset in part by $994,281 in increased inventory levels and a $289,637 increase in accounts receivable.

         For the nine months ended July 31, 2004, our investing activities used net cash of $952,917 as compared to the nine months ended July 31, 2003 when net cash used by investing activities was $31,450. The decreased cash flow from investing activities for the nine months ended July 31, 2004 was primarily due to the purchase of property and equipment from Premier Roasters in February 2004.

         For the nine months ended July 31, 2004, our financing activities provided net cash of $268,348 as compared to the nine months ended July 31, 2003 when net cash provided by financing activities was $684,996. The decreased cash flow from financing activities was primarily due to net payments under our line of credit and payments to related parties. Net payments on our line of credit increased $1,362,396 to net cash used of $519,595 for the nine months ended July 31, 2004 compared to net cash provided of $842,801 for the nine months ended July 31, 2003. In addition, we repaid $91,131 in loans to our stockholders during the nine months ended July 31, 2004. We also lease machinery and equipment under a capital lease which expires in July 2005. The interest rate on the capital lease is 8-1/3% per annum. Management does not expect to incur other significant capital expenditures in fiscal 2004.

         In February, 2004, we acquired certain assets of Premier Roasters for $825,000. In addition, we entered into an agreement with the City of La Junta, Colorado to lease a 50,000 square foot facility for $8,341 per month. We do not believe that the purchase price or costs associated with operating a second facility will have a material effect on our future cash flow or liquidity position. We believe that the costs associated with operating the second facility will be mitigated by the new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility and increased sales to new and existing customers in the Western United States.

         We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2005 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters. We have filed a registration statement on Form SB-2, as amended, with the Securities and Exchange Commission in connection with a public offering of 1,600,000 shares of our common stock, subject to over-allotment. However, we cannot assure you as to the timing or the final terms of the offering, or whether or not the offering will be consummated.


MARKET RISKS

         Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

INTEREST RATE RISKS

         We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2004, our debt consisted of $125,336 of fixed rate debt on the capital lease and $3,168,661 of variable rate debt under our revolving line of credit and term loan. At July 31, 2004, interest on the variable rate debt was payable primarily at 4.75% (or .25% above the prime rate) for the revolving line of credit and at 5.00% (or .50% above the prime rate) for the term loan. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2004, although there can be no assurance that interest rates will not significantly change.

COMMODITY PRICE RISKS

         The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 4 of the notes to financial statements. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

         At July 31, 2004, we held 118 options (generally with terms of two months or less) covering an aggregate of 4,425,000 pounds of green coffee beans at a price of $.675 and $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was $150,038 at July 31, 2004.

         We acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2004, we held 53 futures contracts for the purchase of 1,987,500 pounds of coffee at an average price of $.707 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.665 per pound at that date.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that Coffee Holding files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Part II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Coffee Holding did not purchase any of its equity securities during the periods ended July 31, 2004 and does not currently have a stock repurchase program in place.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.       OTHER INFORMATION

          (a)     None

          (b)     None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits


          31.1    Rule 13a - 14(a)/15d - 14a Certifications.

          32.1    Section 1350 Certifications.

          (b)     Reports on Form 8-K


                  None

                                   SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Coffee Holding Co., Inc.
                                ---------------------------------------------
                                (Registrant)




                                By: /s/ Andrew Gordon
                                    -----------------------------------------
                                    Andrew Gordon
                                    President and Chief Executive Officer




September 14, 2004