Form 10KSB
period 2004-10-31
COFFEE HOLDING CO INC
filed 2005-02-10
CIK 1007019

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________.

                        Commission file No. 333-00588-NY

                            COFFEE HOLDING CO., INC.
              (Exact name of small business issuer in its charter)

                               NEVADA                          11-2238111
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

            4401 FIRST AVENUE, BROOKLYN, NEW YORK              11232-0005
          (Address of principal executive offices)             (Zip Code)


                   Issuer's telephone number: (718) 832-0800

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended October 31, 2004 were $28,030,389.

The aggregate market value of the voting common equity held by non-affiliates of the registrant cannot be determined as the common stock is not quoted or listed on any quotation system or market.

As of December 31, 2004, the registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                              PAGE

PART I

             ITEM 1.    DESCRIPTION OF BUSINESS..................................................................1

             ITEM 2.    DESCRIPTION OF PROPERTY.................................................................11

             ITEM 3.    LEGAL PROCEEDINGS.......................................................................11

             ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................12

PART II

             ITEM 5.    MARKET FOR COMMON EQUITY and RELATED STOCKHOLDER MATTERS................................12

             ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..............................12

             ITEM 7.    FINANCIAL STATEMENTS....................................................................20

             ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....20

             ITEM 8A.   CONTROLS AND PROCEDURES.................................................................20

             ITEM 8B.   OTHER INFORMATION.......................................................................20

PART III

             ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......................................21

             ITEM 10.   EXECUTIVE COMPENSATION..................................................................22

             ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.........................................................23

             ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................25

             ITEM 13.   EXHIBITS................................................................................25

             ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................28

SIGNATURES......................................................................................................29


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         PRODUCTS AND OPERATIONS. We are an integrated wholesale coffee roaster and dealer in the United States. Our core products can be divided into three categories:

         o WHOLESALE GREEN COFFEE: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

         o PRIVATE LABEL COFFEE: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

         o BRANDED COFFEE: coffee roasted and blended to our own specifications and packaged and sold under our seven brand names in different segments of the market.

         Our private label and branded coffee products are sold throughout the United States and Canada to supermarkets, wholesalers, and individually owned and multi-unit retail customers. Our unprocessed green coffee, which includes over 70 types of coffee from all over the world, is sold to specialty gourmet roasters.

         We conduct our operations in accordance with strict freshness and quality standards. All of our private label and branded coffee is produced from high quality coffee beans that are deep roasted for full flavor using a slow roasting process that has been perfected utilizing our more than thirty years of experience in the coffee industry. In order to ensure freshness, our products are delivered to our customers within 72 hours of roasting. We believe that our long history has enabled us to develop a loyal customer base.

         GEOGRAPHIC EXPANSION. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier Roasters' La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters' coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations in the Western United States. In connection with this transaction, we also entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in connection with the production, manufacture and sale of ground coffee for distribution to retail customers in the United States and certain other countries approved by Del Monte Corporation.

OUR INDUSTRIES

         The United States coffee market consists of two distinct product categories:

         o  Commercial ground roast, mass-merchandised coffee; and

         o  Specialty coffees, which include:

            o Gourmet coffees (premium grade Arabica coffees sold in whole bean and ground form);

            o  Espresso-based beverages; and

            o Premium coffees (upscale coffees mass-marketed by the leading coffee companies).

         SPECIALTY GREEN COFFEE. Specialty green coffee, or what is sometimes called gourmet coffee, is high quality Arabica bean coffee. The Arabica bean is widely considered in the industry to be superior to its counterpart, the Robusta bean, which is used mainly in non-specialty coffee. High quality Arabica beans usually grow at high elevations, absorb little moisture and mature slowly. These factors result in beans with a mild aroma and a bright, pleasing flavor that is suitable for specialty coffee. Although the overall coffee industry is mature, the specialty green coffee market continues to be a fast growing segment.

         We have observed several industry trends that have contributed to the increase in demand for specialty coffee, including:

         o According to the Specialty Coffee Association, the estimated number of specialty coffee retail outlets grew from 585 units in 1989 to 17,400 units by the end of 2003;

         o Increasing demand for all premium food products, including specialty coffee, where the difference in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

         o Greater consumer awareness of specialty coffee as a result of its increasing availability;

         o Ease of preparation of specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines; and

         o The overall low price of Arabica coffee beans, which has allowed consumers to afford higher end specialty 100% Arabica coffees.

         HISPANIC COFFEE MARKET IN THE UNITED STATES. Hispanics are now the fastest growing and largest minority demographic in the United States. Some attractive features about the Hispanic coffee market in the United States are:

         o According to Information Resources Inc., Spanish espresso beverages' total volume sales increased by 12% from April 2003 to April 2004.

         o According to the United States Census Bureau, Hispanic Americans are the largest minority group in the United States as of January 2003 with 37 million people residing throughout the United States.

         o According to a May 2004 report by the Selig Center for Economic Growth, the purchasing power of Hispanic consumers will reach $992 billion by 2009.

         COFFEE COMMODITY MARKET. Due to oversupply, in 2002 and 2003 coffee prices plummeted to 30-year lows. The price decrease was an 82 percent drop from four years earlier. In 2003, coffee-producing nations received approximately $5.5 billion for their beans, less than half what they made in the late 1980s. The oversupply has gone largely unnoticed in the United States, the world's largest coffee consumer because Americans have not seen equally steep price declines for coffee products. Changes in prices have been obscured by the dramatic expansion in the variety of upscale coffees available to ordinary consumers. Selling for over $2.00 per cup in many gourmet shops, coffee has become an affordable luxury.

OUR COMPETITIVE STRENGTHS

         To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

         NATIONAL DISTRIBUTION WITH CAPACITY FOR GROWTH. Since 1991, we have been able to expand our distribution to a national platform while operating from only our East Coast location. We have recently made capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States. We believe that our new La Junta, Colorado facility will allow us to continue to grow our business by further increasing our presence in the Western United States. By operating out of two facilities, we have gained new economies of scale in both manufacturing and logistical efficiencies and are confident that we can compete aggressively throughout the United States. These two facilities allow us to reduce our freight and shipping costs to the Western United States, thereby enabling us to be more competitive in bidding for new business. In addition, our presence in Colorado has increased the number of potential customers we have because of our proximity to the West Coast.

         POSITIONED TO PROFITABLY GROW THROUGH VARYING CYCLES OF THE COFFEE MARKET. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points. While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

         o  Retail branded coffee;

         o  Retail private label coffee;

         o  Wholesale specialty green and gourmet whole bean coffees;

         o  Food service;

         o  Instant coffees; and

         o  Niche products.

         Our branded and private label roasted ground coffees are sold predominantly at competitive and value price levels while some of our other branded and specialty coffees are sold predominantly at the premium price levels. Premium price level coffee is high-quality gourmet coffee, such as AA Arabica coffee, which sells at a substantial premium over traditional retail canned coffee, while competitive and value price level coffee is mainstream or traditional canned coffee. Because of this diversification, we believe that our profitability is not dependent on any one area of the coffee industry and, therefore, is less sensitive than our competition to potential coffee commodity price and overall economic volatility.

         WHOLESALE GREEN COFFEE MARKET PRESENCE. As a large roaster/dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 75% from 150 to 262. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast. In addition, although we do not have any formalized, material agreements or long-term contracts with it, we have a 14-year relationship with our largest wholesale green coffee customer, Green Mountain Coffee Roasters. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

         DIVERSE PORTFOLIO OF DIFFERENTIATED BRANDED COFFEES. Currently, our highest net profit margin is on our branded coffees. We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually-owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended coffee. In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers. We plan to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West Coast to a well-known brand throughout the United States. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands. In addition, we have added a group of third-party marketing specialists to help grow our branded coffee sales. These specialists have redesigned our packaging and labels and have assisted in extending our product lines to include instant cappuccinos, large can coffees and trial-sized mini-brick packages.

         MANAGEMENT HAS EXTENSIVE EXPERIENCE IN THE COFFEE INDUSTRY. We have been a family operated business for three generations. Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy. Andrew Gordon, our President and Chief Executive Officer, and David Gordon, our Executive Vice President - Operations, have worked with Coffee Holding for 22 and 24 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. Andrew Gordon publishes a weekly report on the coffee commodity industry. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

OUR GROWTH STRATEGY

         We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, targeting the rapidly growing Hispanic market, increasing penetration with existing customers by adding new products, and developing our food service business. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability.

         SELECTIVELY PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We intend to expand our operations by acquiring coffee companies, seeking strategic alliances and acquiring or licensing brands which complement our business objectives. Consistent with this strategy, in February 2004, we acquired certain assets of Premier Roasters and we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. We are using the assets we purchased from Premier Roasters and our new facility in La Junta, Colorado to expand our private label coffee and branded coffee operations in the Western United States. We believe that our Western United States presence recently enabled us to win a competitive bidding process to be the supplier of ground roast private label coffee for four West Coast divisions of Albertson's, Inc., the second largest food and drug retailer in the United States according to Hoover's Online. We intend to further expand the market presence of our branded products outside our primary Northeastern United States market through other acquisitions and strategic alliances.

         GROW OUR CAFE CARIBE PRODUCT. The Hispanic population in the United States is growing at nine times the average rate and now represents the largest minority demographic in the United States, according to 2000 census data. We believe there is significant opportunity for our Cafe Caribe brand to gain market share among Hispanic consumers in the United States. Cafe Caribe is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers. Although Cafe Caribe has historically been our leading brand by revenue, we have not implemented a comprehensive marketing program that targets Hispanic consumers.

         FURTHER MARKET PENETRATION OF OUR NICHE PRODUCTS. We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

         o  Specialty blends;

         o  Private label "value" blends and trial-sized mini-brick packages;

         o  Specialty instant coffees;

         o  Instant cappuccinos and hot chocolates; and

         o  Tea line products.

We recently established relationships with additional independent sales brokers to market our products on a national scale.

         DEVELOP OUR FOOD SERVICE BUSINESS. We plan to expand further into the food service business by developing new distribution channels for our products. Currently, we have a limited presence in the food service market. We have commenced marketing our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. In addition, we have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least ten annual trade shows held by various buying groups which provide us a national audience to market our food service products.

OUR CORE PRODUCTS

         Our core products can be divided into three categories:

         o WHOLESALE GREEN COFFEE: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

         o PRIVATE LABEL COFFEE: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

         o BRANDED COFFEE: coffee roasted and blended to our own specifications and sold under our seven brand names in different segments of the market.

         WHOLESALE GREEN COFFEE. The specialty green coffee market represents the fastest growing area of our industry. The number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As a large roaster/dealer of green coffee, we are favorably positioned to increase our specialty coffee sales. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over 70 different varieties. Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) depending on the size and need of the customer. We believe that we can increase sales of wholesale green coffee without venturing into the highly competitive retail specialty coffee environment and that we can be as profitable or more profitable than our competition in this segment by selling "one bag at a time" rather than "one cup at a time."

         PRIVATE LABEL COFFEE. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2004, we supplied coffee under approximately 42 different labels to wholesalers and retailers, including Supervalu, C&S Wholesale and Nash Finch, three of the largest grocery wholesalers in North America according to Private Label Magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

         BRANDED COFFEE. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in Brooklyn, New York and La Junta, Colorado. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually owned stores throughout the United States.

         We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W and IL CLASSICO trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. For further information regarding our trademark rights, see "Business--Trademarks."

         Each of our name brands is directed at a particular segment of the coffee market. Our branded coffees are:

         o CAFE CARIBE is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, the Hispanic consumer market;

         o S&W is an upscale canned coffee established in 1921 and includes Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, Mellow'd Roast and IL CLASSICO lines;

         o CAFE SUPREMO is a specialty espresso that targets espresso drinkers of all backgrounds and tastes. It is designed to introduce coffee drinkers to the tastes of dark roasted coffee;

         o DON MANUEL is produced from the finest 100% Colombian coffee beans. Don Manuel is an upscale quality product which commands a substantial premium compared to the more traditional brown coffee blends. We also use this known trademark in our food service business because of the high brand quality;

         o FIFTH AVENUE is a blended coffee that has become popular as an alternative for consumers who purchase private label or national branded coffee. We also market this brand to wholesalers who do not wish to undertake the expense of developing a private label coffee program under their own name;

         o VIA ROMA is an Italian espresso targeted at the more traditional espresso drinker; and

         o  IL CLASSICO is an S&W brand espresso product.

OTHER PRODUCTS

         We also offer several niche products, including:

         o  trial-sized mini-brick coffee packages;

         o  specialty instant coffees;

         o  instant cappuccinos and hot chocolates; and

         o  tea line products.

RAW MATERIALS

         Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $.41 to $1.45. The price for coffee beans on the commodities market as of October 31, 2004 was $.745 per pound. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price. Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee. All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

         We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. In fiscal 2004, substantially all of our green coffee purchases were from approximately ten suppliers, which accounted for approximately $14.3 million, or 81% of our total product purchases. One of these suppliers, Rothfos Corporation, accounted for $6.1 million, or 34% of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

         The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Supply and price can be affected by factors such as weather, politics and economics in the coffee exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. Drastic or prolonged increases in coffee prices could also adversely impact our business as it could lead to a decline in overall consumption of coffee. Similarly, rapid decreases in the cost of coffee beans could force us to lower our sale prices before realizing cost reductions in our purchases.

         We subject all of our private unroasted green coffee to both a pre-shipment sample approval and an additional sample approval upon arrival into the United States. Once the arrival sample is approved, we then bring the coffee to one of our facilities to roast and blend according to our own strict specifications. During the roasting and blending process, samples are pulled off the production line and tested on an hourly basis to ensure that each batch roasted is consistent with the others and meets the strict quality standards demanded by our customers and us.

OUR USE OF DERIVATIVES

         Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commodity Price Risks."

TRADEMARKS

         We hold trademarks, registered with the United States Office of Patent and Trademark, for all five of our proprietary coffee brands and an exclusive license for S&W and IL CLASSICO brands for sale in the United States. Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations. We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

CUSTOMERS

         We sell our private label and our branded coffee to three of the largest wholesalers in the United States (according to Supermarket News) and are the exclusive coffee supplier for Supervalu and Nash Finch Co., the largest and fourth largest wholesalers in the United States. We sell wholesale green coffee to Green Mountain Coffee Roasters. Sales to Supervalu, Topco/Shurfine and Green Mountain Coffee Roasters accounted for approximately 16.1%, 7.5% and 15.6% of our net sales for the fiscal year ended October 31, 2003 and 11.0%, 6.0% and 22.0% for the fiscal year ended October 31, 2004, respectively.

         Although our agreements with wholesale customers generally contain only pricing terms, our contract with Supervalu also contains minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we generally remain exposed to loss when prices change significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts.

MARKETING

         We market our private label and wholesale coffee through trade shows, industry publications, face-to-face contact and through the use of our internal sales force and non-exclusive independent food and beverage sales brokers. We also use our web site (www.coffeeholding.com) as a method of marketing our coffee products and ourselves.

         For our private label and branded coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions, two-for-one sales and new product launches to capture changing consumer taste preference for upscale canned coffees.

         We evaluate opportunities for growth consistent with our business objectives. We recently established relationships with additional independent sales brokers to market our products in the Western United States, an area of the country where we have not had a high penetration of sales. We have hired third-party marketing specialists to act as brand managers that will focus exclusively on developing sales of our ethnic espresso brands. In addition, we have hired a West Coast Brand Manager to market our S&W and IL CLASSICO brands, as well as our other branded and private label coffee products. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-brick, filter packages, instant cappuccinos and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

CHARITABLE ACTIVITIES

         Coffee Holding is also a supporter of several coffee oriented charitable organizations.

         o For over 10 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

         o We are members of Grounds for Health, an organization that educates, screens, and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

         o We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade helps small coffee farmers to increase their incomes and improve the prospects of their communities and families. It guarantees farmers a minimum price of $1.26 per pound or five cents above the current market price.

         o Most recently, we are the administrative benefactors to a new non-profit organization called Cup for Education. After discovering the lack of schools, teachers, and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, "Cup" was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education.

COMPETITION

         The coffee market is highly competitive. We compete in the following areas:

         WHOLESALE GREEN COFFEE. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.

         PRIVATE LABEL COMPETITION. There are several major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitors are The Kroger Co. and the coffee division of Sara Lee Corporation. Both The Kroger Co. and Sara Lee Corporation are larger and have more financial and other resources than we do and therefore are able to devote more resources to product development and marketing. We believe that we remain competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities. In addition, we provide our private label customers with information on the coffee market on a regular basis.

         BRANDED COMPETITION. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc., The Procter & Gamble Company and Sara Lee Corporation, who also market specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors' brands may be more nationally recognizable, our proprietary and licensed brands are just as competitive in the Northeastern United States and have the potential to be competitive throughout the United States.

GOVERNMENT REGULATION

         Our coffee roasting operations are subject to various governmental laws and regulations, which require us to obtain licenses, relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or if we have difficulty complying with these laws and regulations, then we could be subject to fines and penalties which could have a material adverse effect on our profitability. In addition, our product offerings could be limited, thereby reducing our revenues.

         We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

EMPLOYEES

         We have 62 full-time employees, 50 of whom are employed in the areas of coffee roasting, blending and packaging and 12 of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         We are headquartered at 4401 First Avenue, Brooklyn, New York, where we own the land and an approximately 15,000 square foot building. The building houses our executive offices, as well as our plant where we roast, blend and package our coffee.

         We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta. We pay annual rent of $100,092, beginning in January of 2005 through January of 2024.

         We also lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or stockholders. We pay annual rent of $90,000 for the latest one year extension of the lease through August 31, 2005.

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


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is not quoted or listed on any quotation system or market. No firm makes a market for the common stock. The number of registered holders of our common stock at October 31, 2004 was 473.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

         Some of the matters discussed under the caption "Management's Discussion or plan of Operations, "Business" and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

         Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and increased attendance at trade shows to promote our food service and private label coffee business. In the last twelve months, we also hired third party marketing specialists to increase the sale of our branded coffee through label redesigns and new distribution. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold since the date of the acquisition. In addition, we increased the number of our customers in all three areas.

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

         We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

         o We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

         o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $40,000.

         o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

         o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $91,700 could need to be written off if we do not remain profitable.

YEAR ENDED OCTOBER 31, 2004 (FISCAL 2004) COMPARED TO THE YEAR ENDED OCTOBER 31, 2003 (FISCAL 2003)

         Net Income. Net income increased $253,260, or 40.7%, to $875,342 or $.22 per share for the year ended October 31, 2004 compared to $622,082 or $.16 per share for the year ended October 31, 2003. The increase in net income primarily reflects increased net sales, increased margins on our branded coffee and private label coffee products and increased margins on specialty green coffee sales.

         Net Sales. Net sales totaled $28,030,389 for the year ended October 31, 2004, an increase of $7,790,522 or 38.5% from $20,239,867 for the year ended October 31, 2003. The increase in net sales reflects a 50.6% increase in coffee pounds sold from 17.4 million pounds in 2003 to 26.2 million pounds in 2004. The increase in pounds of coffee sold is the result of increased sales of our private label, branded and specialty green coffees. The increase in net sales also reflects sales of $1,631,000 under our license of the S&W brand which we signed in February 2004. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 32% over fiscal 2003 due in part to the efforts of our third party marketing specialists through label redesigns and new distribution. The number of our customers in the specialty green coffee area grew approximately 6.9% to 262 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

         Cost of Sales. Cost of sales for the year ended October 31, 2004 was $20,927,506 or 74.7% of net sales, as compared to $15,373,127 or 76.0% of net sales for the year ended October 31, 2003. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $3,500,000, an increase in packaging costs associated with the increase in net sales of approximately $700,000 and approximately $1,400,000 from higher green coffee prices during the period as prices increased $.16 per pound year to year, partially offset by net gains on future contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of specialty green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $1,622,038 for the year ended October 31, 2004 compared to $868,669 for the year ended October 31, 2003. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

         Gross Profit. Gross profit for the year ended October 31, 2004 was $7,102,883, an increase of $2,236,143 or 45.9%, from $4,866,740 for the year ended October 31, 2003. Gross profit as a percentage of net sales increased by 1.3% to 25.3% for the year ended October 31, 2004 from 24.0% for the year ended October 31, 2003. Gains on futures contracts, reduced pricing pressure from national brands and new business with favorable pricing terms allowed us to increase our margins as the price of green coffee has increased. As previously discussed, we believe that our favorable inventory position will allow us to increase our sales and ultimately our margins if coffee prices continue to rise.

         Operating Expenses. Total operating expenses increased $1,408,057 or 35.3% to $5,400,382 for the year ended October 31, 2004 from $3,992,325 for 2003 due to increases in selling and administrative expenses and officers' salaries. Selling and administrative expenses increased $1,276,344 or 36.4% to $4,777,809 for the year ended October 31, 2004 from $3,501,465 for 2003. The increase in selling and administrative expenses reflects several factors, including increases of approximately $320,000 in shipping expenses, $322,000 in office salaries, $140,000 in sales commissions, $60,000 in maintenance, $71,000 in utilities, $51,000 in travel and $64,000 in depreciation.

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

         The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. The increase in commissions reflects the hiring of a West Coast Brand Manager to market our S&W brand as well as increases in sales of S&W coffee to new customers. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increase in office salaries reflects normal salary increases to non-officer employees in our New York facility and the addition of new personnel in our Colorado facility. The increases in maintenance, utilities, travel and depreciation reflect the increased costs of operating two facilities.

         Officers' salaries increased $131,713 to $622,573 for the year ended October 31, 2004 from $490,860 for the year ended October 31, 2003. The increase was due to salary increases for senior officers and the hiring of a Chief Financial Officer.

         Other Expense. Other expense decreased $2,003 or 1.4% from $135,967 for the year ended October 31, 2003 to $133,964 for the year ended October 31, 2004.

         Income Before Taxes. We had income of $1,568,537 before income taxes for the year ended October 31, 2004 compared to income of $738,448 before income taxes for the year ended October 31, 2003. The increase was attributable primarily to improved margins on the sale of our private label, branded and specialty green coffee products due to a favorable inventory position as coffee prices increased.

         Income Taxes. Our provision for income taxes for the year ended October 31, 2004 totaled $693,195 compared to $116,366 for the year ended October 31, 2003 as a result of increased income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2004, we had working capital of $726,444 which represented a $2,636,752 decrease from our working capital of $3,363,196 as of October 31, 2003, and total stockholders' equity of $2,995,821, which increased by $875,342 from our total stockholders' equity of $2,120,479 as of October 31, 2003. Our working capital decreased primarily due to an increase in our accounts payable of $2,797,389 and the recategorization of the outstanding balance under our line of credit to short-term liabilities (liabilities due and payable in less than one year). The outstanding balance under the line of credit was classified as short-term debt in our October 31, 2004 balance sheet since the agreement expires in November 2004, but was classified as long-term debt in our October 31, 2003 balance sheet. At October 31, 2004, the outstanding balance on our line of credit was $2,685,045 compared to $2,376,066 at October 31, 2003. This decrease in working capital was partially offset by a $1,881,986 increase in accounts receivable and a $476,865 increase in inventories at October 31, 2004 compared to October 31, 2003.

         As of October 31, 2004, we had a credit facility with Wells Fargo Business Credit that provided for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provided for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories.

         As indicated above, as of October 31, 2004, the line of credit with Wells Fargo Business Credit had an outstanding balance of $2,685,045 as compared to an outstanding balance of $2,376,066 at October 31, 2003. The outstanding balance under the term loan was $252,000 as of October 31, 2004, and was $336,000 at October 31, 2003. We were in compliance with all required financial covenants at October 31, 2004.

         In November 2004, we refinanced our credit facility by entering into a new financing arrangement with Merrill Lynch Business Financial Services Inc. and terminating our prior agreement with Wells Fargo Business Credit. This new line of credit is for a maximum $4,000,000, expires on October 31, 2005 and requires monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all of our assets and the personal guarantees of Andrew Gordon and David Gordon, two of our officers and directors.

         The new credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require that a portion of our cash flow from operations be dedicated to servicing our debt; limit our ability to obtain additional capital through financings without the consent of the lender; limit our ability to pay dividends or make other distributions to our stockholders and acquire or retire our common stock without the consent of the lender; and prohibit us from forming or acquiring subsidiaries, merging with or into other companies or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of the date of this report, we are in compliance with all covenants contained in the credit facility.

         We also lease machinery and equipment under capital leases which expire in July 2006. The interest rate on the capital leases vary from 6.75% to 7.6% per annum. The outstanding balance on the capital leases aggregated $116,915 at October 31, 2004 compared to $222,446 at October 31, 2003.

         We had loans payable to our stockholders, all of whom are members of the Gordon family, of $79,646 at October 31, 2003. The loans were repaid during the quarter ended July 31, 2004. We do not intend to borrow additional amounts from our stockholders.

         For the year ended October 31, 2004, our operating activities provided net cash of $1,616,465 as compared to the year ended October 31, 2003 when net cash used in operating activities was $744,226. The increased cash flow from operations for the year ended October 31, 2004 was primarily due to $875,342 in net income, $2,797,389 in increased accounts payable, offset in part by $467,865 in increased inventory levels and a $1,881,986 increase in accounts receivable.

         For the year ended October 31, 2004, our investing activities used net cash of $1,056,179 as compared to the year October 31, 2003 when net cash used by investing activities was $62,758. The decreased cash flow from investing activities for year was primarily due to the purchase of property and equipment from Premier Roasters in February 2004.

         For the year ended October 31, 2004, our financing activities provided net cash of $8,027 as compared to the year ended October 31, 2003 when net cash provided by financing activities was $837,248. The decreased cash flow from financing activities was primarily due to decreased net cash borrowings under our line of credit, principal payments on our capital lease and payments to related parties. Net cash used on our line of credit decreased $745,714 to net cash used of $308,079 for the year ended October 31, 2004 compared to net cash used of $1,054,693 for the year ended October 31, 2003. In addition, we repaid $79,646 in loans to our stockholders during the year ended October 31, 2004. We also lease machinery and equipment under capital leases which expires in July 2006. The interest rate on the capital leases vary from 6.75% to 7.6% per annum. Principal payments on our capital lease increased $100,785 to $221,306 for the year ended October 31, 2004 from $120,521 for the year ended October 31, 2003.

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

INTEREST RATE RISKS

         We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2004, our debt consisted of $116,915 of fixed rate debt on capital leases and $2,937,045 of variable rate debt under our revolving line of credit and term loan. At October 31, 2004, interest on the variable rate debt was payable primarily at 5.00% (or .25% above the prime rate) for the revolving line of credit and at 5.25% (or .50% above the prime rate) for the term loan.

COMMODITY PRICE RISKS

         The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

         At October 31, 2004, we held 101 options (generally with terms of two months or less) covering an aggregate of 3,787,500 pounds of green coffee beans at a price of $.75 per pound. The fair market value of these options, which was obtained from a major financial institution, was $49,200 at October 31, 2004.

         We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2004, we held 90 futures contracts for the purchase of 3,375,000 pounds of coffee at an average price of $.80 per pound for March 2005 contracts. The market price of coffee applicable to such contracts was $.77 per pound at that date.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

         See pages F-1 through F-18 following the signature pages of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         Management, including the Company's President, Treasurer and Chief Executive Officer (who is the Company's principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         On December 1, 2004, Richard E. Pino was released from his position as our Chief Financial Officer by mutual agreement of the parties. Mr. Pino's departure did not result from any disagreement between Mr. Pino and management or between Mr. Pino and our independent auditors.

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

                                                    DIRECTOR
               NAME                    AGE(1)       SINCE                       POSITION
-------------------------------------- ------    ---------   --------------------------------------------------
Andrew Gordon.........................  43         1981      Chief Executive Officer, President, Treasurer and
                                                             Director
David Gordon..........................  40         1983      Executive Vice President, Secretary and Director
Gerard DeCapua........................  43         1997      Director
Daniel Dwyer..........................  48         1998      Director

--------------
(1) At December 31, 2004.

         Andrew Gordon has been our Chief Executive Officer, President, Treasurer and one of our directors since 1997. He is responsible for managing our overall business and has worked for Coffee Holding for over 21 years, previously as a Vice President from 1993 to 1997. Mr. Gordon has worked in all capacities of our business and serves as the direct contact with our major private label accounts. In addition, Mr. Gordon publishes a weekly report that is distributed to our customers and is perceived by many of his peers and customers as a coffee market expert. Mr. Gordon received his Bachelor of Business Administration degree from Emory University. He is the brother of David Gordon.

         David Gordon has been our Executive Vice President - Operations, Secretary and one of our directors since 1995. He is responsible for managing all aspects of our roasting and blending operations, including quality control, and, has worked for Coffee Holding for over 23 years, previously as an Operating Manager from 1989 to 1995. He is a charter member of the Specialty Coffee Association of America. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon.

         Gerard DeCapua has served as a director of Coffee Holding since 1997. Mr. DeCapua has had his own law practice in Rockville Centre, New York since 1986. Mr. DeCapua received his law degree from Pace University.

         Daniel Dwyer has served as a director of Coffee Holding since 1998. Mr Dwyer has been a senior coffee trader at Rothfos Corporation, a green coffee bean supplier, since 1995. Mr. Dwyer is responsible for our account with Rothfos. We paid Rothfos approximately $6.1 million for green coffee purchases in fiscal 2004. All purchases are made on arms' length terms.

CODE OF ETHICS

         The Company has not yet adopted a "code of ethics" as defined by Item 406 of Regulation S-B, as our securities are not currently quoted or listed on any quotation system or market.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain compensation information for our chief executive officer and each other executive officer whose salary and bonus compensation exceeded $100,000 for the fiscal year ended October 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                  ANNUAL COMPENSATION
                                                                      ---------------------------------------
                                                                                                ALL OTHER
NAME AND                                                FISCAL        SALARY        BONUS      COMPENSATION
PRINCIPAL POSITION                                        YEAR         ($)         ($) (1)       ($) (2)
-------------------------------------                   --------      ---------   ----------   -------------
Andrew Gordon                                             2004         $269,500      $39,000     28,719
Chief Executive Officer and President                     2003          245,000       33,000     28,719
                                                          2002          190,254       49,500          -

David Gordon                                              2004         $224,400      $39,000      9,887
Executive Vice President - Operations                     2003          204,000       33,000      9,887
                                                          2002          153,467       49,500          -

----------------------
(1) Amounts shown as bonuses were earned in the fiscal year shown.
(2) The amounts set forth consist of amounts paid by Coffee Holding for the use of an automobile and automobile insurance.

         Our Board of Directors did not have a compensation committee in fiscal 2004. During that year, salaries and bonuses were determined by the Board of Directors. Once established, the compensation committee will determine the salaries and bonuses of Andrew Gordon and David Gordon.

STOCK OPTION PLAN

         We have a stock option plan, Coffee Holding Co., Inc. 1998 Stock Option Plan, under which non-qualified and incentive stock options to purchase shares of common stock may be granted to our directors, officers and other key employees and consultants. The plan was adopted by our Board of Directors and approved by our stockholders on February 10, 1998. On June 21, 2004, the plan was amended by our Board of Directors to reduce the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 800,000, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments. The plan is administered by our Board of Directors which may delegate our powers to a committee of the Board. No options may be granted after February 10, 2008. The board or committee will determine, at the time of grant, the purchase price of shares issuable pursuant to exercise of stock options; provided that the purchase price of a share of common stock under incentive stock options shall not be less than the fair market value of a share on the date the option is granted. Unless earlier terminated due to termination of employment or death or disability of the optionee, each stock option shall terminate no later than ten years from the date on which it is granted. Options are transferable only by will or the laws of descent and distribution. No options have been granted under the plan.

COMPENSATION OF DIRECTORS

         Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding ownership of shares of our common stock, as of October 31, 2004, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after October 31, 2004. As used in this annual report, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership were based on 3,999,650 shares outstanding. The address of each beneficial owner is c/o Coffee Holding Co., Inc., 4401 First Avenue, Brooklyn, New York 11232-0005.

              NAME OF BENEFICIAL OWNERS,                 AMOUNT AND NATURE OF
                OFFICERS AND DIRECTORS                   BENEFICIAL OWNERSHIP       PERCENTAGE
             ----------------------------                ---------------------      -----------
           Andrew Gordon.......................                  619,500             15.5%
           David Gordon........................                  619,500             15.5%
           Gerard DeCapua......................                      100                 *
           Daniel Dwyer........................                      100                 *
           Rachelle L. Gordon(1)...............                 1,343,202             33.5%
           Sterling A. Gordon(2)...............                 1,343,202             33.5%
           All directors and executive
           officers as a group (4 persons).....                 1,239,200             31.0%

---------------------------
* Less than 1%.

(1) Includes 273,602 shares owned by Ms. Gordon directly, 596,398 shares owned by the Rachelle L. Gordon 2002 Grantor Retained Annuity Trust of which Rachelle L. Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares and 473,202 shares owned by Rachelle L. Gordon's husband, Sterling A. Gordon. Pursuant to the terms of the Rachelle
     L. Gordon 2002 Grantor Retained Annuity Trust, Ms. Gordon will receive annual distributions of common stock based on the appraised value of our common stock through 2004. Any shares remaining in the trust after such distribution will be distributed in equal amounts to Andrew Gordon and David Gordon. Ms. Gordon is the mother of Andrew Gordon and David Gordon.

(2) Includes 473,202 shares owned by Mr. Gordon directly, 596,398 shares owned by the Sterling A. Gordon 2002 Grantor Retained Annuity Trust of which Sterling A. Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares and 273,602 shares owned by Sterling A. Gordon's wife, Rachelle L. Gordon. Pursuant to the terms of the Sterling A. Gordon 2002 Grantor Retained Annuity Trust, Mr. Gordon will receive annual distributions of common stock based on the appraised value of our common stock through 2004. Any shares remaining in the trust after such distribution will be distributed in equal amounts to Andrew Gordon and David Gordon. Mr. Gordon is the father of Andrew Gordon and David Gordon.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of October 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            Number of securities
                                  Number of securities                                     remaining available for
                                      to be issued          Weighted-average exercise   future issuance under equity
                                    upon exercise of          price of outstanding           compensation plans
                                  outstanding options,        options, warrants and         (excluding securities
        Plan category             warrants and rights                rights               reflected in column (a))
-----------------------------     -------------------       -------------------------     ------------------------
                                          (a)                          (b)                           (c)
Equity compensation plans
   approved by security
   holders.................                    --                        --                            800,000

Equity compensation plans
   not approved by security
   holders.................                    --                        --                                --
     Total.................                    --                        --                            800,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, certain of our stockholders, directors and officers have made loans to us for working capital purposes.

         At October 31, 2003, we had loans payable to certain of our stockholders, directors and officers, in the aggregate principal amount of $79,646. The loans, which were unsecured, due on demand and bore interest at a rate of 6% per year, were repaid prior to October 31, 2004.

         In November 2004, we refinanced our credit facility by entering into a new financing arrangement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2005 and requires monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all of our assets and the personal guarantees of Andrew Gordon and David Gordon, two of our officers and directors.

         Daniel Dwyer, a director, is a senior coffee trader for Rothfos Corporation, a coffee trading company. Mr. Dwyer is responsible for our account. We paid Rothfos approximately $6.1 million for green coffee purchases in fiscal 2004. All purchases are made on arms' length terms.

ITEM 13. EXHIBITS

         The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

                  Financial Statements:

                  -  Index to Financial Statements

                  -  Report of Independent Public Accountants.

                  -  Balance sheet as of October 31, 2004 and October 31, 2003.

                  -  Statements of Operations for the Years Ended
                     October 31, 2004 and 2003.

                  - Statements of Changes in Stockholders' Equity for the Years Ended October 31, 2004 and 2003.

                  -  Statements of Cash Flows for the Years Ended
                     October 31, 2004 and 2003.

                  -  Notes to Financial Statements.

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------


         2.1 Agreement and Plan of Merger by and Among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (file No. 333-00588-NY) as filed with the Securities and Exchange Commission on November 10, 1997).

         2.2 Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated February 4, 2004 as filed with the SEC on February 20, 2004.)

         3.1 Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

         3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to
                  Exhibit 3.2 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         3.3 By-Laws of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.3 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         3.5 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to
                  Exhibit 3.5 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

         4.1 Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated herein by reference to the initial filing of this Registration Statement, filed with the Securities and Exchange Commission on June 24, 2004).

         10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         10.2     1998 Stock Option Plan (incorporated herein by reference to
                  Exhibit 10.2 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         10.3 Working Capital Management Account Loan and Security Agreement with Merrill Lynch Business Financial Services Inc.


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

         10.12 Lease dated February 4, 2004 by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

         10.13 Trademark License Agreement dated February 4, 2004 between Del Monte Corporation and Coffee Holding Co, Inc. (incorporated herein by reference to Exhibit 10.13 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004, filed with the Securities and Exchange Commission on August 26, 2004).

         10.14 Proposed employment agreement by and among Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24, 2004).

         10.15 Proposed employment agreement by and among Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24,
                  2004).

         10.17 Corporate Brands Agreement dated as of March 30, 2004 by and between Albertson's, Inc. and Coffee Holding Co., Inc. (incorporated herein by reference to Amendment No. 2 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on October 25, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

         31.1     Rule 13a-14(a)/15d-14(a) Certification.

         32.1     Section 1350 Certification.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered for us by Lazar Levine & Felix LLP for the fiscal years ended October 31, 2003 and October 31, 2004 are set forth below.

                                   AUDIT FEES

                                             2004         2003
                                          ------------ ------------
           AUDIT                              $65,000      $58,500
           --------------------------------------------------------
           AUDIT RELATED FEES                  38,515        4,744
           --------------------------------------------------------
           TAX FEES                           --           --
           --------------------------------------------------------
           ALL OTHER FEES                     --           --
           --------------------------------------------------------
           TOTAL                             $103,515      $63,244


         Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees for each of our last two fiscal years.

         At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

ITEM 15.  SIGNATURES

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

                 SIGNATURE                      TITLE
---------------------------------    ------------------------------------

     /s/ Andrew Gordon               Chief Executive Officer, President,
---------------------------------    Treasurer and Director (principal
     Andrew Gordon                   executive officer and principal
     Date: February 10, 2005         financial and accounting officer)


     /s/ David Gordon                Executive Vice President -- Operations,
---------------------------------    Secretary and Director
     David Gordon
     Date: February 10, 2005


     /s/ Gerard DeCapua              Director
---------------------------------
     Gerard DeCapua
     Date: February 10, 2005


     /s/ Dan Dwyer                   Director
---------------------------------
     Dan Dwyer
     Date: February 10, 2005

                                  EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION
     -----------                   -----------

         2.1 Agreement and Plan of Merger by and Among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (file No. 333-00588-NY) as filed with the Securities and Exchange Commission on November 10, 1997).

         2.2 Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated February 4, 2004 as filed with the SEC on February 20, 2004.)

         3.1 Articles of Incorporation of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the Securities and Exchange Commission on February 13, 2003).

         3.2 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to
                  Exhibit 3.2 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         3.3 By-Laws of Coffee Holding Co., Inc., as amended (incorporated herein by reference to Exhibit 3.3 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         3.5 Certificate of Amendment of Articles of Incorporation of Coffee Holding Co., Inc. (incorporated herein by reference to
                  Exhibit 3.5 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

         4.1 Form of Stock Certificate of Coffee Holding Co., Inc. (incorporated herein by reference to the initial filing of this Registration Statement, filed with the Securities and Exchange Commission on June 24, 2004).

         10.1 Lease with T&O Management Corp. dated August 15, 1997 (incorporated herein by reference to Exhibit 10.1 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         10.2     1998 Stock Option Plan (incorporated herein by reference to
                  Exhibit 10.2 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on October 27, 2000).

         10.3 Working Capital Management Account Loan and Security Agreement with Merrill Lynch Business Financial Services Inc.

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

         10.12 Lease dated February 4, 2004 by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 12, 2004).

         10.13 Trademark License Agreement dated February 4, 2004 between Del Monte Corporation and Coffee Holding Co, Inc. (incorporated herein by reference to Exhibit 10.13 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004, filed with the Securities and Exchange Commission on August 26, 2004).

         10.14 Proposed employment agreement by and among Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24, 2004).

         10.15 Proposed employment agreement by and among Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24,
                  2004).

         10.17 Corporate Brands Agreement dated as of March 30, 2004 by and between Albertson's, Inc. and Coffee Holding Co., Inc. (incorporated herein by reference to Amendment No. 2 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on October 25, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

         31.1     Rule 13a-14(a)/15d-14(a) Certification.

         32.1     Section 1350 Certification.

                            COFFEE HOLDING CO., INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE

FINANCIAL STATEMENTS:

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS              F-2

         BALANCE SHEETS AS OF OCTOBER 31, 2004 AND 2003                   F-3

         STATEMENTS OF OPERATIONS - YEARS ENDED
              OCTOBER 31, 2004 AND 2003                                   F-4

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
              YEARS ENDED OCTOBER 31, 2004 AND 2003                       F-5

         STATEMENTS OF CASH FLOWS - YEARS ENDED
              OCTOBER 31, 2004 AND 2003                                   F-6

         NOTES TO FINANCIAL STATEMENTS                                  F-7/18


                                      * * *

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheets of Coffee Holding Co., Inc. as of October 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2004 and 2003 and the results of its operations and cash flows for each of the two years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ Lazar Levine & Felix, LLP
                                              ------------------------------
                                              LAZAR LEVINE & FELIX, LLP


New York, New York
December 10, 2004

                            COFFEE HOLDING CO., INC.
                                 BALANCE SHEETS
                            OCTOBER 31, 2004 AND 2003



                                   - ASSETS -
Current assets:                                                        2004             2003
                                                                   -----------      -----------
     Cash                                                          $   642,145      $    73,832
     Due from broker                                                   873,901          894,123
     Accounts receivable, net of allowance for
       doubtful accounts of $150,349 and $119,435 for
       2004 and 2003, respectively                                   4,005,755        2,154,683
     Inventories                                                     2,258,289        1,781,424
     Prepaid expenses and other current assets                         676,395          431,432
     Deferred tax asset                                                136,900          103,700
                                                                   -----------      -----------
         Total current assets                                        8,593,385        5,439,194
Property and equipment, at cost, net of
   accumulated depreciation of $3,354,418 and $2,991,206
   for 2004 and 2003, respectively                                   2,286,936        1,579,294
Deposits and other assets                                               33,496           16,796
                                                                   -----------      -----------
                                                                   $10,913,817      $ 7,035,284
                                                                   ===========      ===========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
Current liabilities:
     Current portion of term loan                                  $   252,000      $    84,000
     Current portion of obligations under capital lease                111,060          130,551
     Line of credit borrowings                                       2,685,045               --
     Accounts payable and accrued expenses                           4,658,836        1,861,447
     Income taxes payable - current                                    160,000               --
                                                                   -----------      -----------
         Total current liabilities                                   7,866,941        2,075,998
Term loan, net of current portion                                           --          252,000
Obligations under capital lease, net of current portion                  5,855           91,895
Line of credit borrowings                                                   --        2,376,066
Loans from related parties                                                  --           79,646
Income taxes payable-deferred                                           45,200           39,200
                                                                   -----------      -----------
         Total liabilities                                           7,917,996        4,914,805
                                                                   -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share;
     10,000,000 shares authorized; none issued                              --               --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 3,999,650 shares
       issued and outstanding for 2004 and 2003, respectively            4,000            4,000
     Additional paid-in capital                                        867,887          867,887
     Retained earnings                                               2,123,934        1,248,592
                                                                   -----------      -----------
         Total stockholders' equity                                  2,995,821        2,120,479
                                                                   -----------      -----------
                                                                   $10,913,817      $ 7,035,284
                                                                   ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                    2004               2003
                                                ------------       ------------

Net sales                                       $ 28,030,389       $ 20,239,867

Cost of sales                                     20,927,506         15,373,127
                                                ------------       ------------

Gross profit                                       7,102,833          4,866,740
                                                ------------       ------------

Operating expenses:
     Selling, general and administrative           4,777,809          3,501,465
     Officers' salaries                              622,573            490,860
                                                ------------       ------------
         Totals                                    5,400,382          3,992,325
                                                ------------       ------------

Income from operations                             1,702,501            874,415
                                                ------------       ------------

Other income (expense):
     Interest income                                  11,966              9,000
     Other income                                         --              1,640
     Interest expense                               (145,930)          (146,607)
                                                ------------       ------------
         Totals                                     (133,964)          (135,967)
                                                ------------       ------------

Income before income taxes                         1,568,537            738,448

Provision for income taxes                           693,195            116,366
                                                ------------       ------------

Net income                                      $    875,342       $    622,082
                                                ============       ============

Basic and diluted earnings per share            $        .22       $        .16
                                                ============       ============

Weighted average common shares outstanding         3,999,650          3,999,650
                                                ============       ============




   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED OCTOBER 31, 2004 AND 2003

                                              Common Stock
                                        -------------------------
                                             $.001 Par Value
                                        -------------------------       Additional
                                         Number of                      Paid - in       Retained
                                          Shares         Amount          Capital        Earnings          Total
                                        ----------      ----------      ----------      ----------      ----------

Balance, October 31, 2002                3,999,650      $    4,000      $  867,887      $  626,510      $1,498,397

Net income                                      --              --              --         622,082         622,082
                                        ----------      ----------      ----------      ----------      ----------

Balance, October 31, 2003                3,999,650           4,000         867,887       1,248,592       2,120,479

NET INCOME                                      --              --              --         875,342         875,342
                                        ----------      ----------      ----------      ----------      ----------

BALANCE, OCTOBER 31, 2004                3,999,650      $    4,000      $  867,887      $2,123,934      $2,995,821
                                        ==========      ==========      ==========      ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                          2004               2003
                                                                                       ------------       ------------
Operating activities:
     Net income                                                                        $    875,342       $    622,082
     Adjustments to reconcile net income to net cash (used) provided by operating activities:
           Depreciation and amortization                                                    363,612            299,774
           Bad debts                                                                         30,914                 --
           Deferred taxes                                                                   (27,200)           (38,300)
         Changes in operating assets and liabilities:
           Decrease (increase) in due from broker                                            20,222           (125,521)
           (Increase) in accounts receivable                                             (1,881,986)          (371,261)
           (Increase) in inventories                                                       (476,865)          (363,280)
           (Increase) in prepaid expenses and other current assets                         (244,963)          (348,165)
           Increase (decrease) in accounts payable and accrued expenses                   2,797,389           (190,015)
           Increase (decrease) in income taxes payable                                      160,000           (229,540)
                                                                                       ------------       ------------
              Net cash provided (used) by operating activities                            1,616,465           (744,226)
                                                                                       ------------       ------------

Investing activities:
  Security deposits                                                                         (16,700)                --
  Purchases of property and equipment                                                    (1,039,479)           (62,758)
                                                                                       ------------       ------------
              Net cash (used) by investing activities                                    (1,056,179)           (62,758)
                                                                                       ------------       ------------

Financing activities:
   Principal payments on term loan                                                          (84,000)           (84,000)
   Advances under bank line of credit                                                    28,108,814         21,358,723
   Principal payments under bank line of credit                                         (27,799,835)       (20,304,030)
   Principal payments of obligations under capital leases                                  (221,306)          (120,521)
   Repayments of advances from related parties                                              (79,646)           (12,924)
                                                                                       ------------       ------------
              Net cash provided (used) in financing activities                                8,027            837,248
                                                                                       ------------       ------------

Net increase in cash                                                                        568,313             30,264
   Cash, beginning of year                                                                   73,832             43,568
                                                                                       ------------       ------------
Cash, end of year                                                                      $    642,145       $     73,832
                                                                                       ============       ============



Supplemental disclosure of cash flow data:
    Interest paid                                                                      $    145,930       $    143,682
                                                                                       ============       ============
    Income taxes paid                                                                  $    370,850       $    396,295
                                                                                       ============       ============



   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 1 -   BUSINESS ACTIVITIES:

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

           At October 31, 2004, the Company held 101 options covering an aggregate of 3,787,500 pounds of green coffee beans at $.75 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $49,200 at October 31, 2004.

           At October 31, 2003, the Company held 150 options covering an aggregate of 5,625,000 pounds of green coffee beans at $.60 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $95,813 at October 31, 2003.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           HEDGING (CONTINUED):

           The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2004 and 2003, the Company held 90 and 183 longer-term futures contracts for the purchase of 3,375,000 and 6,862,500 pounds of coffee at an average price of $.80 and $.65 per pound, respectively. The market price of coffee applicable to such contracts was $.77 per pound at October 31, 2004 and $.62 per pound at October 31, 2003.

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

           The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders' equity until realized.

           Included in cost of sales and due from broker for the years ended October 31, 2004 and 2003, the Company recorded realized and unrealized gain and losses respectively, on these hedging contracts (using the specific identification method) as follows:

                                                  YEARS ENDED OCTOBER, 31
                                             ------------------------------
                                                 2004              2003
                                             -----------       ------------
           Gross realized gain               $ 3,129,479       $ 2,063,349
           Gross realized loss               $(1,415,205)      $  (946,655)
           Unrealized gain and (losses)      $   (92,236)      $  (248,025)

           ADVERTISING:

           The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations totaled $163,007 and $143,130 in 2004 and 2003, respectively.

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

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

           EARNINGS (LOSS) PER SHARE:

           The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had no potentially dilutive securities outstanding in 2004 and 2003, only historical basic earnings per share amounts are presented in the accompanying statement of operations for those years.

           The weighted average common shares outstanding used in the computation of basic earnings per share in 2004 and 2003 was the 3,999,650 shares of common stock actually outstanding during those years.

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

           REVENUE RECOGNITION:

           The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment.

           The Company sells its products without the right of return. Returns and allowances are recorded when a customer claims receipt of damaged goods. The Company in turn seeks reimbursement from the shipper.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           REVENUE RECOGNITION (CONTINUED):

           Slotting fees: Certain retailers require the payment of slotting fees in order to obtain space for the Company's products on the retailer's store shelves. The cost of these fees is recognized at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales.

           Discounts and rebates: The cost of these incentives, are recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. These amounts are included in the determination of net sales. Incentives in the form of free product are included in the determination of cost of sales.

           Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions. Under incentive programs of this nature, the Company estimates the anticipated cost of the rebate to each underlying sales transaction with the customer.

           Cooperative advertising: Under these arrangements, the Company will agree to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company's products. The Company will recognize the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The costs of these incentives are included in the determination of net sales.

           MERCHANDISE COSTS:

           In addition to product costs, net of discounts; inbound freight charges; warehousing costs and certain production and operational costs are included in the cost of sales line item of the statements of income.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

           Included in the selling and administrative line item of the statements of income are office salaries; commissions; freight out; promotion; insurance; professional fees; other selling expenses and other administrative expenses.

           SHIPPING AND HANDLING FEES AND COSTS:

           In accordance with EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs", revenue received from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,197,000 and $877,000 for the years ended October 31, 2004 and 2003, respectively is included in selling and administrative expenses.

                            COFFEE HOLDING CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2004 AND 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           RECENT ACCOUNTING PRONOUNCEMENTS:

           In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company's financial statements and results of operations.

           In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings o f the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF No. 03-6 has not had a material impact on the Company's financial statements and results of operations.

           In August 2004, Section 409 of the Sarbanes-Oxley Act required changes and enhancements to Form 8-K to provide "real time" disclosure of current events for investors on a timelier basis. Under Sec. 409, issuers now have only 4 business days to file Form 8-K's and new reporting sections have been added.

           In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

           In November 2004, the FASB issued Statement No. 151, "Inventory Costs". This statement amends the guidance in ARB 43 (Chapter 4 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company's financial statements and results of operations.

           In December 2004, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions". This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects). This standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

           In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company's financial statements considering the Company's intermittent participation in exchanges of non-monetary assets.

           RECLASSIFICATIONS:

           Certain accounts in the 2003 financial statements may have been reclassified to conform to the 2004 presentation.


NOTE 3 -   INVENTORIES:

           Inventories at October 31, 2004 and 2003 consisted of the following:

                                                  2004              2003
                                          ---------------   ---------------
           Packed coffee                  $       668,413   $       213,062
           Green coffee                         1,051,223           999,137
           Packaging supplies                     538,653           569,225
                                          ---------------   ---------------
           Totals                         $     2,258,289   $     1,781,424
                                          ===============   ===============

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 4 -   PROPERTY AND EQUIPMENT:

           Property and equipment at October 31, 2004 and 2003 consisted of the following:

                                                                             Estimated
                                                                              Useful
                                                                                Life              2004            2003
                                                                            ------------     -------------   -------------
           Building and improvements                                          30 years       $   1,358,506   $   1,252,448
           Machinery and equipment                                             7 years           3,444,305       2,606,859
           Machinery and equipment under capital leases                        7 years             458,179         426,404
           Automobile                                                          3 years              43,617              -
           Furniture and fixtures                                              7 years             195,747         143,789
                                                                                             -------------   -------------
                                                                                                 5,500,354       4,429,500
           Less accumulated depreciation (including $172,757 arising
             from capital leases)                                                                3,354,418       2,991,206
                                                                                             -------------   -------------
                                                                                                 2,145,936       1,438,294
           Land                                                                                    141,000         141,000
                                                                                             -------------   -------------
           Totals                                                                            $   2,286,936   $   1,579,294
                                                                                             =============   =============

           Depreciation expense totaled $ 363,612 and $ 299,774 in 2004 and 2003, respectively.


NOTE 5 -   CREDIT FACILITY AND OTHER BORROWINGS:

           As of October 31, 2004, the Company had a $5,750,000 credit facility provided by Wells Fargo Business Credit. The credit facility consisted of a $5,000,000 revolving line of credit and a $750,000 term loan secured by all the assets of the Company.

           The line of credit provides for borrowing of up to 85% of the Company's eligible trade accounts receivable and 60% of its eligible inventories up to a maximum of $5,000,000. The term loan provides for borrowings of up to the greater of 80% of the cost of eligible equipment or $750,000.

           As a result of amendments to prior agreements with Wells Fargo Business Credit, that became effective on October 1, 2002, interest on borrowings under the line of credit and the term loan are payable monthly at the prime rate plus .25% and .50%, respectively (an effective rate of 5% and 5.25% respectively, at October 31, 2004). In addition, the credit facility will not expire until November 20, 2004; the maximum amount of borrowings under the term loan increased form $600,000 to $750,000; term loan principal payments decreased from $10,000 to $7,000 per month commencing November 1, 2002; the amount of borrowings guaranteed by each of the two stockholders is $500,000; a restricted cash collateral deposit aggregating approximately $290,000 was used to reduced the outstanding line of credit balance; and the Company's ability to continue to use the credit facility will become subject to its ability to meet specified financial covenants and ratios. The term loan, has an outstanding balance of $ 252,000 at October 31, 2004 and aggregate borrowing of $2,685,045 were outstanding under its credit line facility at October 31, 2004. The line of credit can be withdrawn at Wells Fargo Business Credit's option. The Company was in compliance with the required financial covenants at October 31, 2004 and 2003.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 5 -   CREDIT FACILITY AND OTHER BORROWINGS (CONTINUED):

           The credit facility contains covenants that place restrictions on the Company's operations. Among other things, these covenants: require that the Company maintain a certain minimum cumulative net income; require that a portion of the Company's cash flow from operations be dedicated to servicing its debt; limit the Company's ability to obtain additional capital through financings without the consent of the lender; limit the Company's ability to pay dividends to stockholders and acquire or retire common stock without the consent of the lender; and prohibit the Company from forming or acquiring subsidiaries, merging with or into other companies or selling all or substantially all of its assets without the consent of the lender. A breach of the Company of any financial or negative covenant constitutes an event of default under the credit facility. The credit facility and the Company's capital lease contain cross-default provisions.

           NEW FINANCING AGREEMENT:

           In November 2004, subsequent to the balance sheet date, the Company agreed to a new financing arrangement with "Merrill Lynch Business Financial Services Inc." and terminated its prior agreement with `Wells Fargo Business Credit". This new line of credit will be for a maximum $4,000,000, expire on October 31, 2005 and require monthly interest payments at a rate of LIBOR plus 2.4%. This loan will be secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and will also require the Company to comply with various financial covenants. As of October 31, 2004, the Company was not yet obligated under this credit agreement.


NOTE 6 -   LOANS FROM RELATED PARTIES:

           The Company had loans payable to certain of its stockholders aggregating $79,646 at October 31, 2003. The loans were due on demand but payments were not expected to be required in 2004 and accordingly were reflected as long term. These loans which bear interest at 6% per annum were repaid prior to October 31, 2004. Interest expense totaled approximately $ -0- and $5,400 in 2004 and 2003 respectively.


NOTE 7 -   INCOME TAXES:

           The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2004 and 2003 are as follows:

                                                    2004            2003
                                               -------------   -------------
           Deferred tax assets:
              Accounts receivable              $      61,300   $      49,100
              Inventory                               75,600          54,600
                                               -------------   -------------
                                               $     136,900   $     103,700
                                               =============   =============
           Deferred tax liability:
              Fixed assets                     $      45,200   $      39,200
                                               =============   =============

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 7 -   INCOME TAXES (CONTINUED):

           The Company's provision for income taxes in 2004 and 2003 consisted of the following:

                                               2004               2003
                                          -----------         -----------
           Federal                        $   468,349         $   150,004
           State and local                    224,846             (33,638)*
                                          -----------         -----------
           Total                          $   693,195         $   116,366
                                          ===========         ===========

               * Includes prior year over accrual of state franchise taxes.

           A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                      2004             2003
                                                  ----------       ----------
           US Federal income tax
             statutory rate                              34%              34%
           State income taxes, net of
             federal tax benefit                          8%               8%
           Other - benefit of tax refunds                 2%             (26%)
                                                  ----------       ----------
           Effective tax rate                            44%              16%
                                                  ==========       ==========


NOTE 8 -  COMMITMENTS AND CONTINGENCIES:

          OPERATING LEASES:

           a) The Company occupies warehouse facilities under an operating lease, which expired on August 31, 2002 and was originally renewed for an additional two years. In August 2004, the company renewed this lease for another year expiring on August 31, 2005, at a monthly rental of $7,500. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $59,030 and $50,076 in 2004 and 2003, respectively. Future minimum rental payments under this the non-cancelable operating lease in years subsequent to October 31, 2004 are $75,000 in 2005.

                The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

           b) In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado, with an unrelated third party. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

                The aggregate minimum future lease payments for the Colorado location as of October 31, 2004 for each of the next five years and thereafter are as follows:

                  October 31
                  ----------
                      2005                      $    83,411
                      2006                          100,093
                      2007                          100,093
                      2008                          100,093
                      2009                          100,093
                  Thereafter                      1,426,325
                                            ---------------
                                                $ 1,910,108
                                            ===============

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 8 -   COMMITMENTS AND CONTINGENCIES:

           OBLIGATION UNDER CAPITAL LEASES:

           The Company has leased machinery and equipment under capital leases, which expire through July 2006. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term. Depreciation expense of assets under capital leases are included in depreciation expense and amounted to $62,712 and $60,915 for the years ended October 31, 2004 and 2003, respectively.

           Assets held under capital leases are as follows:

                                                   2004            2003
                                                ---------       ---------
           Machinery and equipment              $ 458,179       $ 426,404
           Less:  accumulated depreciation       (172,757)        (91,372)
                                                ---------       ---------
                                                $ 285,422       $ 335,032
                                                =========       =========

           Minimum annual future lease payments under the capital leases for each of the next two years and in the aggregate are:

           Year ended October 31,
                          2005                                    $   128,448
                          2006                                          6,035
                                                                  -----------
                Total minimum lease payments                          134,483
                Less:  amount representing interest                   (17,568)
                                                                  -----------
                Present value of minimum lease payments               116,915
                Less:  current portion                               (111,060)
                                                                  -----------
                Long-term portion                                 $     5,855
                                                                  ===========

           The interest rates on the capital leases vary from 6.75% to 7.6% per annum, which approximates the Company's incremental rate of borrowing at the time the leases were entered into.

           401 (K) RETIREMENT PLAN:

           In 2004, the Company began a 401(k) Retirement Plan, which covers all full time employees who have completed one year of service and have reached their 21st birthday. The Company will match 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated approximately $13,000 for 2004.

           LEGAL PROCEEDINGS:

           The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's financial statements in subsequent years.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 9 -   CONCENTRATIONS OF CREDIT RISK:

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts the balances of which, at times, may exceed Federal insurance limits. At October 31, 2003, the Company did not have cash balances that exceeded Federal insurance limits. Although at October 31, 2004 the Company did have cash balances that exceeded Federal insurance limits, they have not experienced any losses in such accounts and monitor the soundness of the financial institutions on a periodic basis. The net balance of the Company's investments in derivative financial instruments also represents an amount due from a broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

           Approximately 22% and 11% of the Company's sales were derived from two customers in 2004. Those customers also accounted for approximately $400,000 and $458,000 of the Company's account receivable balance as of October 31, 2004. Approximately 16% of the Company's sales were derived from each of two customers during 2003. Those customers also accounted for approximately $ 266,000 and $ 61,700 of the Company's accounts receivable balance at October 31, 2003. Concentrations of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

           Management does not believe that credit risk was significant at October 31, 2004 or 2003.


NOTE 10 -  STOCK OPTION PLAN:

           On February 10, 1998, the Company's stockholders consented to the adoption of the Company's stock option plan (the "Plan") whereby incentive and/or non-incentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted to the Company's directors, officers, other key employees and consultants. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). On June 21, 2004, the plan was amended to reduce the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 800,000, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments.

           As of October 31, 2004, no options had been granted under the Plan.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 11 -  MAJOR VENDORS/RELATED PARTY:

           During fiscal 2004, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 81% of total product purchases. Two of these vendors accounted for 34% and 11% of total purchases, respectively. These two vendors accounted for approximately $1,028,000 and $246,000 of the Company's accounts payable at October 31, 2004, respectively.

           During fiscal 2003, substantially all of the Company's purchases were also from ten vendors. The ten vendors accounted for 84% of total product purchases. Two of these vendors accounted for 31% and 11% of total purchases, respectively. These two vendors accounted for approximately $66,700 and $124,400 of the Company's accounts payable at October 31, 2003, respectively.

           In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $6,075,000 and $4,110,900 in 2004 and 2003, respectively. Management believes that all transactions are made at arms length and does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of alternate suppliers.


NOTE 12 -  PURCHASE OF ASSETS:

           On February 4, 2004, the Company entered into an agreement to purchase certain assets of an unrelated third party. The Company purchased coffee roasting and blending equipment located in a facility in Colorado, labels for private coffee products produced at the facility and certain other assets. The purchase price for these assets was $825,000, based upon an independent appraisal. The Company has also reached an agreement with the city of La Junta, Colorado to lease the facility formerly operated by the seller.

           The Company also entered into a 10 year (renewable for an additional 10 years) licensing agreement with Del Monte Corp. for the exclusive right to use the "S&W" and "Il Classico" trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail distribution level. The Company will pay Del Monte Corp., 2% of net revenues generated by the sale of these products.


NOTE 13 -  UNDERWRITERS AGREEMENT:

           The Company has entered into an agreement with Maxim Group LLC ("Maxim") for Maxim to serve as the Company's financial advisors and lead managing underwriters for a proposed public offering of the Company's common stock which would raise approximately $10 million. Maxim will have the right to purchase, for a period of forty-five days following the public offering, up to an additional fifteen percent of the number of shares of common stock offered to the public by the Company, at the public offering price less the underwriting discount (ten percent) to cover over-allotments, if any. The Company paid $25,000 to Maxim upon execution of the agreement and paid an additional $25,000 upon the filing of a registration statement for the proposed offering with the United States Securities and Exchange Commission. If the public offering is successfully completed, the Company shall pay to Maxim a non- accountable expense allowance equal to three percent of the gross proceeds derived from the public offering including any proceeds derived from the over-allotment. The Company has also agreed to sell to Maxim for an aggregate of $100, warrants to purchase up to ten percent of the shares being offered at 110% of the offering price. The warrant shall be exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights. To date, no funds have been raised under this agreement.