Form 10QSB
period 2005-01-31
COFFEE HOLDING CO INC
filed 2005-03-17
CIK 1007019

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 OUTSTANDING AT
                CLASS                           JANUARY 31, 2005
            --------------                      ----------------
            Common Stock,
            par value $.01                          3,999,650

                                     PART I

                                                                           PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS.................................................1

Condensed Balance Sheets
   January 31, 2005 (unaudited) and October 31, 2004..........................1

Condensed Statements of Income
   Three Months Ended January 31, 2005 and 2004 (unaudited)...................2

Condensed Statements of Cash Flows
   Three Months Ended January 31, 2005 and 2004 (unaudited)...................3

Notes To Condensed Financial Statements.......................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........8

ITEM 3.   CONTROLS AND PROCEDURES............................................16

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS .................................................17

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .......17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...................................17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............17

ITEM 5.   OTHER INFORMATION .................................................17

ITEM 6.   EXHIBITS...........................................................17

SIGNATURES...................................................................18

PART I
ITEM I. FINANCIAL STATEMENTS

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2005 AND OCTOBER 31, 2004



                                                           - ASSETS -
                                                                                                2005                 2004
                                                                                           ---------------      ---------------
                                                                                             (UNAUDITED)
Current assets:
     Cash                                                                                  $       206,475      $       642,145
     Due from broker                                                                               940,152              873,901
     Accounts receivable, net of allowance for doubtful accounts of $150,349 for
       2005 and 2004, respectively                                                               3,081,454            4,005,755
     Inventories                                                                                 2,987,010            2,258,289
     Prepaid expenses and other current assets                                                     649,413              676,395
     Deferred tax asset                                                                            183,900              136,900
                                                                                           ---------------      ---------------
         Total current assets                                                                    8,048,404            8,593,385
Property and equipment, at cost, net of accumulated depreciation of $3,459,418
   and $3,354,418 for 2005 and 2004, respectively                                                2,196,338            2,286,936
Deposits and other assets                                                                           41,521               33,496
                                                                                           ---------------      ---------------
                                                                                           $    10,286,263      $    10,913,817
                                                                                           ===============      ===============

                                            - LIABILITIES AND STOCKHOLDERS' EQUITY -
Current liabilities:
     Current portion of term loan                                                          $            -       $       252,000
     Current portion of obligations under capital lease                                             74,319              111,060
     Line of credit borrowings                                                                   3,480,045            2,685,045
     Accounts payable and accrued expenses                                                       3,082,758            4,658,836
     Income taxes payable - current                                                                195,500              160,000
                                                                                           ---------------      ---------------
         Total current liabilities                                                               6,832,622            7,866,941

Obligations under capital lease, net of current portion                                              3,939                5,855
Income taxes payable-deferred                                                                       51,600               45,200
                                                                                           ---------------      ---------------
         Total liabilities                                                                       6,888,161            7,917,996
                                                                                           ---------------      ---------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
       none issued                                                                                       -                    -
     Common stock, par value $.001 per share; 30,000,000 shares authorized,
       3,999,650 shares issued and outstanding for 2005 and 2004, respectively                       4,000                4,000
     Additional paid-in capital                                                                    867,887              867,887
     Retained earnings                                                                           2,526,215            2,123,934
                                                                                           ---------------      ---------------
         Total stockholders' equity                                                              3,398,102            2,995,821
                                                                                           ---------------      ---------------
                                                                                           $    10,286,263      $    10,913,817
                                                                                           ===============      ===============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     2005                     2004
                                                               ---------------          ---------------
Net sales                                                      $     8,060,280          $     5,847,948

Cost of sales                                                        5,988,013                3,833,586
                                                               ---------------          ---------------

Gross profit                                                         2,072,267                2,014,362
                                                               ---------------          ---------------

Operating expenses:
     Selling, general and administrative                             1,268,065                  925,764
     Officers' salaries                                                127,321                  123,474
                                                               ---------------          ---------------
         Totals                                                      1,395,386                1,049,238
                                                               ---------------          ---------------

Income from operations                                                 676,881                  965,124
                                                               ---------------          ---------------

Other income (expense):
     Interest income                                                     3,270                    2,556
     Interest expense                                                  (26,470)                 (40,381)
                                                               ----------------         ----------------
         Totals                                                        (23,200)                 (37,825)
                                                               ----------------         ----------------

Income before income taxes                                             653,681                  927,299

Provision for income taxes                                             251,400                  408,500
                                                               ---------------          ---------------

Net income                                                     $       402,281          $       518,799
                                                               ===============          ===============

Basic and diluted earnings per share                           $           .10           $          .13
                                                               ===============          ===============

Weighted average common shares outstanding                           3,999,650                3,999,650
                                                               ===============          ===============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                                       2005                 2004
                                                                                 ---------------      ---------------
Operating activities:
     Net income                                                                  $       402,281      $       518,799
     Adjustments to reconcile net income to net cash (used) provided by operating activities:
           Depreciation and amortization                                                 105,000               77,309
           Deferred taxes                                                                (40,600)               1,500
         Changes in operating assets and liabilities:
           (Increase) in due from broker                                                 (66,251)            (653,077)
           Decrease in accounts receivable                                               924,301               14,181
           (Increase) decrease in inventories                                           (728,721)              73,390
           Decrease in prepaid expenses and other current assets                          26,982              225,651
           (Decrease) in accounts payable and accrued expenses                        (1,576,078)             (14,528)
           Increase in income taxes payable                                               35,500              199,705
                                                                                 ---------------      ---------------
              Net cash (used) provided by operating activities                          (917,586)             442,930
                                                                                 ----------------     ---------------

Investing activities:
  Security deposits                                                                       (8,025)                  -
  Purchases of property and equipment                                                    (14,402)             (24,301)
                                                                                 ----------------     ----------------
              Net cash (used) by investing activities                                    (22,427)             (24,301)
                                                                                 ----------------     ----------------

Financing activities:
   Principal payments on term loan                                                      (252,000)             (21,000)
   Advances under bank line of credit                                                  3,480,045            5,879,837
   Principal payments under bank line of credit                                       (2,685,045)          (6,209,372)
   Principal payments of obligations under capital leases                                (38,657)             (31,843)
   Repayments of advances from related parties                                                -                 1,195
                                                                                 ---------------      ---------------
              Net cash provided (used) in financing activities                           504,343             (381,183)
                                                                                 ---------------      ----------------

Net (decrease) increase in cash                                                         (435,670)              37,446
   Cash, beginning of period                                                             642,145               73,832
                                                                                 ---------------      ---------------
Cash, end of period                                                              $       206,475      $       111,278
                                                                                 ===============      ===============



Supplemental disclosure of cash flow data:
    Interest paid                                                                $        32,366      $        40,381
                                                                                 ===============      ===============
    Income taxes paid                                                            $       256,500      $         7,449
                                                                                 ===============      ===============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004
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

                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2005, and its results of operations and its cash flows for the three months ended January 31, 2005 and 2004. Information included in the balance sheet as of October 31, 2004 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

                  Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.


NOTE   3   -      INVENTORIES:

                  Inventories at January 31, 2005 and October 31, 2004 consisted of the following:

                                                 JANUARY 31,      October 31,
                                                    2005             2004
                                                 ----------       -----------
                   Packed coffee                 $1,175,210       $  668,413
                   Green coffee                   1,201,690        1,051,223
                   Packaging supplies               610,110          538,653
                                                 ----------       ----------
                   Totals                        $2,987,010       $2,258,289
                                                 ==========       ==========


NOTE   4   -      HEDGING:

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE   4   -      HEDGING (CONTINUED):

                  At January 31, 2005, the Company held 330 options (generally with terms of two months or less) covering an aggregate of 12,375,000 pounds of green coffee beans at prices aggregating $.98, $1.00 and $1.05 per pound. The fair market value of these options, which was obtained from a major financial institution, was $1,012,688 at January 31, 2005.

                  At January 31, 2004, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $.70 per pound. The fair market value of these options, which was obtained from a major financial institution, was $217,875 at January 31, 2004.

                  The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2005 and 2004, the Company did not hold any long futures contracts.

                  The Company classifies its options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders' equity until realized.

                  Included in cost of sales and due from broker for the three months ended January 31, 2005 and 2004, the Company recorded realized and unrealized gains and losses respectively, on these contracts (using the specific identification method) as follows:

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                   2005             2004
                                                                ---------        ---------
                     Gross realized gains                       $ 809,263        $ 883,201
                     Gross realized losses                      $(296,443)       $ (45,051)
                     Unrealized gains and (losses)              $ 207,934        $(240,493)


NOTE   5   -      LINE OF CREDIT:

                  In November 2004, the Company agreed to a new financing arrangement with "Merrill Lynch Business Financial Services Inc." and terminated its prior agreement with `Wells Fargo Business Credit". This new line of credit was originally to be for a maximum $4,000,000, expire on October 31, 2005 and require monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. On January 27, 2005, this agreement was amended to (a) reduce the maximum line to $3,500,000, (b) reduce the interest rate to LIBOR plus 2.15% and (c) to include the approval of a letter of credit availability limited to the lesser of $310,300 or the then remaining availability under the line of credit. As of January 31, 2005, the Company was in compliance with all financial covenants.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE  6   -       OBLIGATIONS UNDER CAPITAL LEASES:

                  The Company is a lessee of machinery and equipment under capital leases, which expire through July 2006. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term. Depreciation expense of assets under capital leases are included in depreciation expense and amounted to $15,830 and $15,228 for the three months ended January 31, 2005 and 2004, respectively.

                  The interest rates on the capital leases vary from 6.75% to 7.6% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.


NOTE   7   -      EARNINGS PER SHARE:

                  The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share have not been presented because the Company had no potentially dilutive securities outstanding during the three months and ended January 31, 2005 and 2004.


NOTE   8   -      ECONOMIC DEPENDENCY:

                  For the three months ended January 31, 2005, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $1,839,000 and the corresponding accounts receivable at January 31, 2005 from this customer was approximately $480,000.

                  For the three months ended January 31, 2004, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $1,307,000 and $654,000 and the corresponding accounts receivable at January 31, 2004 from these customers were approximately $345,000 and $93,000, respectively.

                  For the three months ended January 31, 2005, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $2,657,000 and $693,000 and the corresponding accounts payable to these suppliers at January 31, 2005 were approximately $698,000 and $260,000, respectively.

                  For the three months ended January 31, 2004, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $823,000 and $739,000 and the corresponding accounts payable to these suppliers at January 31, 2004 were approximately $80,000 and $91,000, respectively.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE   9   -      ENGAGEMENT LETTER:

                  The Company has entered into an agreement with Maxim Group LLC ("Maxim") for Maxim to serve as the Company's financial advisors and lead managing underwriter for a proposed public offering of the Company's common stock. Subsequently, Maxim and Joseph Stevens & Company, Inc. ("Joseph Stevens") entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim agreed to participate in the underwriting syndicate for the offering. The offering would raise approximately $8 million. The underwriters will have the right to purchase, for a period of forty-five days following the public offering, up to an additional fifteen percent of the number of shares of common stock offered to the public by the Company, at the public offering price less the underwriting discount (ten percent) to cover over-allotments, if any. The Company paid $25,000 to Maxim upon execution of the agreement and paid an additional $25,000 upon the filing of a registration statement for the proposed offering with the United States Securities and Exchange Commission, which amount shall be split between Joseph Stevens and Maxim. If the public offering is successfully completed, the Company shall pay to Joseph Stevens and Maxim a non-accountable expense allowance less amounts previously paid to Maxim, equal to three percent of the gross proceeds derived from the public offering including any proceeds derived from the over-allotment. The Company has also agreed to sell to Joseph Stevens and Maxim for an aggregate of $100, warrants to purchase up to ten percent of the shares being offered at 120% of the offering price. The warrant shall be exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights. To date, no funds have been raised under this agreement.


NOTE  10   -      NON-QUALIFIED DEFERRED COMPENSATION PLAN:

                  In January 2005, the Company established the "Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan". Currently, there is only one participant in the plan. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         o     the success of our hedging strategy; and

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

         Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

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

              o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $30,000.

              o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

              o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $132,300 could need to be written off if we do not remain profitable.

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004

         Net Income. Net income decreased $116,518, or 22.5%, to $402,281 or $.10 per share for the three months ended January 31, 2005 compared to $518,779 or $.13 per share for the three months ended January 31, 2004. The decrease in net income primarily reflects an increase in cost of sales and operating expenses offset by increased net sales.

         Net Sales. Net sales totaled $8,060,820 for the three months ended January 31, 2005, an increase of $2,212,332 or 37.8% from $5,847,948 for the three months ended January 31, 2004. The increase in net sales reflects increased sales of specialty green coffee of $1,067,511. The number of our customers in the specialty green coffee area grew approximately 3.6% from January 31, 2004 to 262 customers at January 31, 2005. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in net sales also reflects increased sales of branded and private label coffee, $375,000 of which is attributable to our license of the S&W brand which we signed in February 2004. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

         Cost of Sales. Cost of sales for the three months ended January 31, 2005 was $5,988,013 or 74.3% of net sales, as compared to $3,833,586 or 65.6% of net sales for the three months ended January 31, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $1,400,000, an increase in packaging costs associated with the increase in net sales of approximately $400,000 and approximately $76,000 from higher green coffee prices during the period as prices increased $.30 per pound year to year, partially offset by increased net gains on future contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of specialty green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $720,754 for the three months ended January 31, 2005 compared to $597,657 for the comparable period in 2004. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices during these periods and to be more competitive with our pricing.

         Gross Profit. Gross profit for the three months ended January 31, 2005 was $2,072,267, an increase of $57,905, or 2.9%, from $2,014,362 for the three months ended January 31, 2004. Gross profit as a percentage of net sales decreased by 8.7% to 25.7% for the three months ended January 31, 2005 from 34.4% for the same period in 2004. The increase in gross profit was primarily attributable to increased net sales during the first three months of 2005 compared to the first three months of 2004, while the decrease in gross profit as a percentage of net sales was due to an increase in costs of sales.

         Operating Expenses. Total operating expenses increased $346,148 or 33.0% to $1,395,386 for the three months ended January 31, 2005 from $1,049,238 for the same period in 2004 partially due to increases in selling and administrative expenses. Selling and administrative expenses increased $342,301 or 37.0% to $1,268,065 for the three months ended January 31, 2005 from $925,764 for the same period in 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $110,000 in rent and utilities, $90,000 in insurance and benefits, $51,000 in shipping expenses, $28,000 in depreciation and $23,000 in professional fees.

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

         The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increases in rent and utilities and depreciation reflect the increased costs of operating two facilities. The increase in professional fees is attributable to our proposed public offering of common stock.

         Officers' salaries increased $3,847 to $127,321 for the three months ended January 31, 2005 from $123,474 for the nine months ended July 31, 2003.

         Other Expense. Other expense decreased $14,625 or 38.7% from $37,825 for the three months ended January 31, 2004 to $23,200 for the three months ended January 31, 2005, due to decreased borrowings between the periods.

         Income Before Taxes. We had income of $653,681 before income taxes for the three months ended January 31, 2005 compared to income of $927,299 before income taxes for the three months ended January 31, 2004. The decrease was attributable primarily to increased costs of sales and operating expenses.

         Income Taxes. Our provision for income taxes for the three months ended January 31, 2005 totaled $251,400 (38.5% of Income before income taxes) compared to $408,500 (44.1% of Income before income taxes) for the three months ended January 31, 2004 as a result of decreased income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2005, we had working capital of $1,215,782 which represented a $489,338 increase from our working capital of $726,444 as of October 31, 2004, and total stockholders' equity of $3,398,102, which increased by $402,281 from our total stockholders' equity of $2,995,821 as of October 31, 2004. Our working capital increased primarily due to a decrease in accounts payable and accrued expenses of $1,576,078 offset by an increase in line of credit borrowings of $795,000. The increase in working capital was partially offset by a $924,301 decrease in accounts receivable, net of allowance for doubtful accounts, at January 31, 2005 compared to October 31, 2004. Our receivables decreased due to increased collection efforts in the quarter, which in turn led to payments of payables and decreased payable balances for the quarter.

         As of October 31, 2004, we had a credit facility with Wells Fargo Business Credit for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provided for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories.

         In November 2004, we refinanced our credit facility by entering into a new financing arrangement with Merrill Lynch Business Financial Services Inc. and terminating our prior agreement with Wells Fargo Business Credit. This new line of credit is for a maximum of $3,500,000, expires on October 31, 2005 and requires monthly interest payments at a rate of LIBOR plus 2.15% (an effective rate of 4.74% at January 31, 2005). This loan is secured by a blanket lien on all of our assets and the personal guarantees of Andrew Gordon and David Gordon, two of our officers and directors. As of January 31, 2005, we had $3,480,045 outstanding under the new line of credit as compared to an outstanding balance of $2,685,045 under the Wells Fargo line of credit at October 31, 2004.

         The new credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of January 31, 2005, we believe we were in compliance with all covenants contained in the credit facility.

         We also lease machinery and equipment under capital leases which expire in July 2006. The interest rates on the capital leases vary from 6.75% to 7.6% per annum. The outstanding balance on the capital leases aggregated $78,258 at January 31, 2005 compared to $116,915 at October 31, 2004.

         For the three months ended January 31, 2005, our operating activities used net cash of $917,586 as compared to the three months ended January 31, 2004 when operating activities provided net cash of $442,930. The decreased cash flow from operations for the three months ended January 31, 2005 was primarily due to a decrease of $1,576,078 in accounts payable and accrued expenses and an increase of $728,721 in inventories, partially offset by a decrease in accounts receivable of $924,301.

         For the three months ended January 31, 2005, our investing activities used net cash of $22,427 as compared to the three months ended January 31, 2004 when net cash used by investing activities was $24,301.

         For the three months ended January 31, 2005, our financing activities provided net cash of $504,343 as compared to the three months ended January 31, 2004 when net cash used by financing activities was $381,183. The increased cash flow from financing activities was primarily due to an increase in net payments under our line of credit. Net payments on our line of credit increased to $795,000 for the three months ended January 31, 2005 compared to net funding of $329,535 for the three months ended January 31, 2004.

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

         We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2005 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters. We have filed a registration statement on Form SB-2, as amended, with the Securities and Exchange Commission in connection with a proposed public offering of 1,400,000 shares of our common stock, subject to over-allotment. However, we cannot assure you as to the timing or the final terms of the offering, or whether or not the offering will be consummated.

MARKET RISKS

         Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

INTEREST RATE RISKS

         We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2005, our debt consisted of $78,258 of fixed rate debt on the capital leases and $3,480,045 of variable rate debt under our line of credit. At January 31, 2005, interest on the variable rate debt was payable primarily at 4.99% (or 2.4% above LIBOR) for the line of credit. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2005, although there can be no assurance that interest rates will not significantly change.

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

         At January 31, 2005, we held 330 options (generally with terms of two months or less) covering an aggregate of 12,375,000 pounds of green coffee beans at prices aggregating $.98, $1.00 and $1.05 per pound. The fair market value of these options, which was obtained from a major financial institution, was $1,012,688 at January 31, 2005.

         We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2005, we did not hold any longer-term futures contracts.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES

         Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        (a)     None

        (b)     None

ITEM 6. EXHIBITS

        (a)      Exhibits

        10.4 Amendment to Working Capital Account Loan and Security Agreement with Merrill Lynch Business Financial Services, Inc.

        31.1     Rule 13a - 14(a)/15d - 14a Certification.

        32.1     Section 1350 Certification.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Coffee Holding Co., Inc.
                                  --------------------------------------------
                                  (Registrant)


                                  By: /s/ Andrew Gordon
                                      ----------------------------------------
                                      Andrew Gordon
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

March 17, 2005