Form 10KSB/A
period 2004-10-31
COFFEE HOLDING CO INC
filed 2005-04-07
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission file No. 333-00588-NY

COFFEE HOLDING CO., INC.

(Exact name of small business issuer in its charter)

Nevada	11-2238111

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 First Avenue, Brooklyn, New York	11232-0005

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (718) 832-0800

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for the year ended October 31, 2004 were $28,030,389.

The aggregate market value of the voting common equity held by non-affiliates of the registrant cannot be determined as the common stock is not quoted or listed on any quotation system or market.

As of December 31, 2004, the registrant had 3,999,650 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes No

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2004, as originally filed on February 10, 2005, is being filed solely to replace Item 8A “Controls and Procedures.”

Except as described above, no other changes have been made to the Annual Report on Form 10-KSB. This Amendment does not otherwise attempt to update the information set forth in the original filing of the Annual Report on Form 10-KSB.

ITEM 8A.	CONTROLS AND PROCEDURES

Management, including the Company’s President, Treasurer and Chief Executive Officer (who is the Company’s principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 13.	EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.

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

Signature	Title

/s/ Andrew Gordon	Chief Executive Officer, President, Treasurer and Director (principal executive officer and principal financial and accounting officer)

Andrew Gordon Date: April 6, 2005

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director

David Gordon Date: April 6, 2005

/s/ Gerard DeCapua	Director

Gerard DeCapua Date: April 6, 2005

Director

Dan Dwyer Date: