Form 10QSB
period 2005-04-30
COFFEE HOLDING CO INC
filed 2005-06-14
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              _____________________

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2005

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ___________________

                        Commission file number 001-32491

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                         Outstanding at
                      Class                               May 31, 2005
----------------------------------------   -------------------------------------
                 Common Stock,
                 par value $.01                            5,296,316

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS..................................................1

Condensed Balance Sheets
   April 30, 2005 (unaudited) and October 31, 2004.............................1

Condensed Statements of Income
   Three and Six Months Ended April 30, 2005 and 2004 (unaudited)..............2

Condensed Statements of Cash Flows
   Six Months Ended April 30, 2005 and 2004 (unaudited)........................3

Notes To Condensed Financial Statements........................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

ITEM 3.   CONTROLS AND PROCEDURES.............................................18

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS ..................................................19

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ........19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ....................................19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................19

ITEM 5.   OTHER INFORMATION ..................................................20

ITEM 6.   EXHIBITS............................................................20

SIGNATURES....................................................................21

                         PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2005 AND OCTOBER 31, 2004

                                                                                    April 30,    October 31,
                                                                                       2005          2004
                                                                                   -----------   -----------
                                                                                   (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                                          $   413,742   $   642,145
     Due from broker                                                                 1,433,756       873,901
     Accounts receivable, net of allowance for doubtful accounts of $150,349 for
       2005 and 2004, respectively                                                   4,295,797     4,005,755
     Inventories                                                                     3,153,928     2,258,289
     Prepaid expenses and other current assets                                         675,114       676,395
     Deferred tax asset                                                                178,600       136,900
                                                                                   -----------   -----------

TOTAL CURRENT ASSETS                                                                10,150,937     8,593,385

Property and equipment, at cost, net of accumulated depreciation of $3,546,766
    and $3,354,418 for 2005 and 2004, respectively                                   2,439,610     2,286,936
Deposits and other assets                                                               41,521        33,496
                                                                                   -----------   -----------
               TOTAL ASSETS                                                        $12,632,068   $10,913,817
                                                                                   ===========   ===========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Current portion of term loan - line of credit                                 $    62,000   $   252,000
     Current portion of obligations under capital lease                                 35,567       111,060
     Line of credit borrowings                                                       3,706,969     2,685,045
     Accounts payable and accrued expenses                                           4,122,267     4,658,836
     Income taxes payable - current                                                    399,500       160,000
                                                                                   -----------   -----------

TOTAL CURRENT LIABILITIES                                                            8,326,303     7,866,941

Term loan - line of credit, net of current portion                                     247,820            --
Obligations under capital lease, net of current portion                                  1,988         5,855
Income taxes payable - deferred                                                         59,500        45,200
                                                                                   -----------   -----------

TOTAL LIABILITIES                                                                    8,635,611     7,917,996
                                                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
       none issued                                                                          --            --
     Common stock, par value $.001 per share; 30,000,000 shares authorized,
       3,999,650 shares issued and outstanding for 2005 and 2004, respectively           4,000         4,000
     Additional paid-in capital                                                        867,887       867,887
     Retained earnings                                                               3,124,570     2,123,934
                                                                                   -----------   -----------

TOTAL STOCKHOLDERS' EQUITY                                                           3,996,457     2,995,821
                                                                                   -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY                                $12,632,068   $10,913,817
                                                                                   ===========   ===========

See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (Unaudited)

                                                      Six Months Ended                  Three Months Ended
                                                          April 30,                          April 30,
                                                   2005              2004             2005              2004
                                               ------------      ------------      ------------      ------------
NET SALES                                      $ 18,233,510      $ 12,180,960      $ 10,173,230      $  6,333,012

COST OF SALES                                    13,908,385         8,470,986         7,920,372         4,637,400
                                               ------------      ------------      ------------      ------------

GROSS PROFIT                                      4,325,125         3,709,974         2,252,858         1,695,612
                                               ------------      ------------      ------------      ------------

OPERATING EXPENSES:
     Selling and administrative                   2,381,578         2,054,729         1,113,512         1,128,965
     Officers' salaries                             263,296           246,949           135,975           123,475
                                               ------------      ------------      ------------      ------------

TOTALS                                            2,644,874         2,301,678         1,249,487         1,252,440
                                               ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                            1,680,251         1,408,296         1,003,371           443,172
                                               ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                    7,207             6,503             3,937             3,947
   Interest expense                                 (63,222)          (81,596)          (36,752)          (41,215)
                                               ------------      ------------      ------------      ------------
                                                    (56,015)          (75,093)          (32,815)          (37,268)
                                               ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                        1,624,236         1,333,203           970,556           405,904

   Provision for income taxes                       623,600           595,200           372,200           186,700
                                               ------------      ------------      ------------      ------------

NET INCOME                                     $  1,000,636      $    738,003      $    598,356      $    219,204
                                               ============      ============      ============      ============

Basic  and diluted earnings per share          $        .25      $        .18      $        .15      $        .05
                                               ============      ============      ============      ============

Weighted average common shares outstanding        3,999,650         3,999,650         3,999,650         3,999,650
                                               ============      ============      ============      ============

See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (Unaudited)

                                                                     2005              2004
                                                                ------------      ------------
OPERATING ACTIVITIES:
     Net income                                                 $  1,000,636      $    738,003
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                             192,347           230,424
           Deferred taxes                                            (27,400)           12,200
         Changes in operating assets and liabilities:
           Due from broker                                          (559,855)          103,252
           Accounts receivable                                      (290,042)          428,686
           Inventories                                              (895,639)         (642,493)
           Prepaid expenses and other current assets                   1,281           134,574
           Accounts payable and accrued expenses                    (536,569)         (177,418)
           Income taxes payable                                      239,500           375,705
                                                                ------------      ------------

Net cash(used in) provided by operating activities                  (875,741)        1,202,933
                                                                ------------      ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                            (345,022)         (790,882)
     Disposal of fixed assets                                             --           (25,624)
     Security deposits                                                (8,025)          (16,700)
                                                                ------------      ------------

Net cash (used in) investing activities                             (353,047)         (833,206)
                                                                ------------      ------------

FINANCING ACTIVITIES:
     Principal payments on term loan                                (252,000)          (42,000)
     Advances under bank line of credit                            4,016,790        13,255,484
     Principal payments under bank line of credit                 (2,685,045)      (13,305,144)
     Principal payments of obligations under capital leases          (79,360)          (64,210)
     Payments to related parties                                          --           (90,804)
                                                                ------------      ------------

Net cash provided by (used in) financing activities                1,000,385          (246,674)
                                                                ------------      ------------


NET (DECREASE) INCREASE IN CASH                                     (228,403)          123,053

    Cash, beginning of year                                          642,145            73,832
                                                                ------------      ------------

CASH, END OF PERIOD                                             $    413,742      $    196,885
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                               $     47,800      $     81,596
                                                                ============      ============
    Income taxes paid                                           $    155,000      $      7,449
                                                                ============      ============

See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

         Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2005, its results of operations and its cash flows for the six months ended April 30, 2005 and 2004. Information included in the balance sheet as of October 31, 2004 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

         Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

NOTE 3 - INVENTORIES:

         Inventories at April 30, 2005 and October 31, 2004 consisted of the following:

                                         April 30, 2005   October 31, 2004
                                         --------------   ----------------

         Packed coffee                      $1,033,175       $  668,413
         Green coffee                        1,441,777        1,051,223
         Packaging supplies                    678,976          538,653
                                            ----------       ----------
         Totals                             $3,153,928       $2,258,289
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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2005 AND 2004
                                   (Unaudited)

NOTE 4 - HEDGING (Continued):

         At April 30, 2005, the Company held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $1.20, $1.25 and $1.30 per pound. The fair market value of these options, which was obtained from major financial institutions, was $947,625 at April 30, 2005.

         At April 30, 2004, the Company held 525 options (generally with terms of two months or less) covering an aggregate of 19,687,500 pounds of green coffee beans at a price of $.70 and $.725 per pound. The fair market value of these options, which was obtained from a major financial institution, was $291,094 at April 30, 2005.

         The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2005, the Company did not hold any futures contracts.

         At April 30, 2004, the Company held 4 futures contracts for the purchase of 150,000 pounds of coffee at an average price of $ .719 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.714 per pound at that date.

         Included in cost of sales and due from broker for the three and six months ended April 30, 2005 and 2004, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                            Three Months Ended April 30,
                                              2005                2004
                                           ------------     ------------
         Gross realized gains              $ 1,503,448      $   744,872
         Gross realized losses             $(1,539,360)     $   (98,581)
         Unrealized gains and (losses)     $   275,580      $   (85,781)

                                            Six Months Ended April 30,
                                               2005              2004
                                           ------------     ------------
         Gross realized gains              $ 2,312,711      $ 1,628,073
         Gross realized losses             $(1,835,803)     $  (143,632)
         Unrealized gains and (losses)     $   483,514      $  (326,274)

NOTE 5 - LINES OF CREDIT:

         In November 2004, the Company agreed to a new financing arrangement with "Merrill Lynch Business Financial Services Inc." and terminated its prior agreement with `Wells Fargo Business Credit". This new line of credit was originally to be for a maximum $4,000,000, expire on October 31, 2005 and require monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. On January 27, 2005, this agreement was amended to (a) reduce the maximum line to $3,500,000 and (b) reduce the interest rate to LIBOR plus 2.15%. In March 2005, this Agreement was further amended to increase the maximum availability under the line of credit to $4,000,000. As of April 30, 2005, the Company was in compliance with all financial covenants.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2005 AND 2004
                                   (Unaudited)

NOTE 5 - LINES OF CREDIT (Continued):

         In April 2005, the Company entered into an additional term loan - line of credit with Merrill Lynch Business Financial Services, Inc. in order to finance the purchase of roasting equipment. This term loan - line of credit is for a maximum amount of $310,000 and requires monthly payments of principal (amortized over a 60 month period) and interest at a rate of LIBOR plus 2.15%. The term loan - line of credit is secured by a blanket lien on all the assets of the Company.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES:

         The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term.

         Depreciation expense of assets under capital lease is included in depreciation expense and amounted to $15,228 and $30,456, for the three months and six months ended April 30, 2005, respectively, and $15,228 and $30,456 for the three months and six months ended April 30, 2004, respectively.

         The interest rates on the capital leases vary from 6.75% to 7.6% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

NOTE 7 - EARNINGS PER SHARE:

         The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Diluted earnings per share are equal to basic earnings per share because the Company had no potentially dilutive securities outstanding during the three months and six months ended April 30, 2005 and 2004.

NOTE 8 - ECONOMIC DEPENDENCY:

         For the six months ended April 30, 2005, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $4,839,000 and the corresponding accounts receivable at April 30, 2005 from this customer was approximately $800,000.

         For the six months ended April 30, 2004, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $2,750,000 and the corresponding accounts receivable at April 30, 2004 from this customer was approximately $111,000.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2005 AND 2004
                                   (Unaudited)

NOTE 8 - ECONOMIC DEPENDENCY (Continued):

         For the six months ended April 30, 2005, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $5,045,000 and $1,412,000 and the corresponding accounts payable to these suppliers at April 30, 2005 were approximately $1,198,000 and $237,000, respectively.

         For the six months ended April 30, 2004, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $3,723,000 and $1,081,000 and the corresponding accounts payable to these suppliers at April 30, 2004 were approximately $304,000 and $83,000, respectively.

NOTE 9 - PUBLIC OFFERING

         The Company has entered into an agreement with Maxim Group LLC ("Maxim") for Maxim to serve as the Company's financial advisors and lead managing underwriter for a public offering of the Company's common stock. Subsequently, Maxim and Joseph Stevens & Company, Inc. (Joseph Stevens") entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim agreed to participate in the underwriting syndicate for the offering. The offering closed on May 6, 2005, subsequent to the balance sheet date, and raised approximately $5.7 million, after underwriting commissions and offering expenses. In addition, the underwriters have the right to purchase, for a period of forty-five days following the public offering, up to an additional 210,000 shares of common stock at the public offering price of $5.00 per share less the underwriting discount (eight percent) to cover over-allotments, if any. The Company paid $25,000 to Maxim upon execution of the agreement and paid an additional $25,000 upon the filing of a registration statement for the proposed offering with the United States Securities and Exchange Commission, which amount shall be split between Joseph Stevens and Maxim. Upon the completion of the offering, the Company paid to Joseph Stevens and Maxim a non-accountable expense allowance of $210,000 less amounts previously paid to Maxim, and will pay an additional three percent of any proceeds derived from the over-allotment. The Company also sold to Joseph Stevens and Maxim for an aggregate of $100, warrants to purchases to ten percent of the shares being offered at 120% of the offering price. The warrants are exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.

NOTE 10 - NON-QUALIFIED DEFERRED COMPENSATION PLAN:

         In December 2004, the Company established the "Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan". Currently, there is only one participant in the plan. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Note on Forward Looking Statements

      This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements. We do not undertake and specifically disclaim any obligation to revise or update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal year 2005 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

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

      On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $5.7 million in the offering. The underwriters have been granted an option for a period of 45 days to purchase up to an aggregate of 210,000 additional shares of common stock from us to cover over-allotments, if any. While we have not used any of the offering proceeds, we intend to use the proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility, to grow our food service distribution and for general corporate purposes, including working capital and capital expenditures. As strategic opportunities arise, we may use the proceeds of the offering to fund acquisitions, licensing and other strategic alliances.

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $44,000.

      o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

      o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $119,100 could need to be written off if we do not remain profitable.

Comparison of Results of Operations

Three Months Ended April 30, 2005 Compared to the Three Months Ended April 30, 2004

      Net Income. Net income increased $379,152, or 173.0%, to $598,366 or $.15 per share for the three months ended April 30, 2005 compared to $219,204 or $.05 per share for the three months ended April 30, 2004. The increase in net income primarily reflects an increase in net sales offset by an increase in cost of sales.

      Net Sales. Net sales totaled $10,173,230 for the three months ended April 30, 2005, an increase of $3,840,218 or 60.6% from $6,333,012 for the three months ended April 30, 2004. The increase in net sales reflects increased sales of green coffee of $1,668,394. The number of our customers in the specialty green coffee area grew approximately 9.8% from April 30, 2004 to 280 customers at April 30, 2005. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in net sales also reflects increased sales of branded and private label coffee. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the three months ended April 30, 2005 was $7,920,372 or 77.9% of net sales, as compared to $4,637,400 or 73.2% of net sales for the three months ended April 30, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $2,450,000, an increase in packaging costs associated with the increase in net sales of approximately $289,000 and a 3% increase in the cost of coffee cans beginning in January of 2005, higher green coffee prices during the period as prices increased $.66 per pound year to year, and a decrease of $320,842 in gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $239,668 for the three months ended April 30, 2005 compared to $560,510 for the comparable period in 2004. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices during these periods and to be more competitive with our pricing.

      Gross Profit. Gross profit for the three months ended April 30, 2005 was $2,252,858, an increase of $557,246, or 32.9%, from $1,695,612 for the three months ended April 30, 2004. Gross profit as a percentage of net sales decreased by 4.7% to 22.1% for the three months ended April 30, 2005 from 26.8% for the same period in 2004. The increase in gross profit was primarily attributable to increased net sales during the first three months of 2005 compared to the first three months of 2004, while the decrease in gross profit as a percentage of net sales was due to an increase in costs of sales due to higher green coffee and packaging costs, partially offset by higher selling prices.

      Operating Expenses. Total operating expenses decreased $2,953 to $1,249,487 for the three months ended April 30, 2005 from $1,252,440 for the same period in 2004 primarily due to decreases in selling and administrative expenses offset by increased officers' salaries. Selling and administrative expenses decreased $15,453 or 1.4% to $1,113,512 for the three months ended April 30, 2005 from $1,128,965 for the same period in 2004. The decrease in selling and administrative expenses reflects several factors, including increases of approximately $46,000 in utilities, $28,000 in insurance and benefits and $39,000 in shipping expenses, and decreases of $66,000 in depreciation, $25,000 in professional fees and $20,000 in advertising and promotion.

      The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increase in utilities and insurance and benefits reflect the increased costs of operating two facilities.

      Officers' salaries increased $12,500 to $135,975 for the three months ended April 30, 2005 from $123,475 for the three months ended April 30, 2004.

      Other Expense. Other expense-net decreased $4,453 or 11.9% from $37,268 for the three months ended April 30, 2004 to $32,815 for the three months ended April 30, 2005, due to decreased borrowings between the periods.

      Income Before Taxes. We had income of $970,556 before income taxes for the three months ended April 30, 2005 compared to income of $405,904 before income taxes for the three months ended April 30, 2004. The increase was attributable primarily to increased net sales due to higher selling prices on both branded and private label products.

      Income Taxes. Our provision for income taxes for the three months ended April 30, 2005 totaled $372,200 (38.3% of income before income taxes) compared to $186,700 (46.0% of income before income taxes) for the three months ended April 30, 2004 as a result of increased income before taxes.

Six Months Ended April 30, 2005 Compared to the Six Months Ended April 30, 2004

      Net Income. Net income increased $262,633, or 35.6%, to $1,000,636 or $.25 per share for the six months ended April 30, 2005 compared to $738,003 or $.18 per share for the six months ended April 30, 2004. The increase in net income primarily reflects an increase in net sales offset by an increase in cost of sales and operating expenses.

      Net Sales. Net sales totaled $18,233,510 for the six months ended April 30, 2005, an increase of $6,052,550 or 49.7% from $12,180,960 for the six months ended April 30, 2004. The increase in net sales reflects increased sales of green coffee of $2,740,905. The number of our customers in the specialty green coffee area grew approximately 9.8% from April 30, 2004 to 280 customers at April 30, 2005. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in net sales also reflects increased sales of branded and private label coffee. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the six months ended April 30, 2005 was $13,908,385 or 76.3% of net sales, as compared to $8,470,986 or 69.5% of net sales for the six months ended April 30, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $3,859,000, an increase in packaging costs associated with the increase in net sales of approximately $707,000 and a 5% increase in the cost of coffee cans beginning in January of 2005, higher green coffee prices during the period as prices increased $.66 per pound year to year, and a decrease of $197,745 in net gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of green coffee beans continued to increase, we used our favorable inventory position to increase our margins. We had net gains on futures contracts of $960,422 for the six months ended April 30, 2005 compared to $1,158,167 for the comparable period in 2004. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices during these periods and to be more competitive with our pricing.

      Gross Profit. Gross profit for the six months ended April 30, 2005 was $4,325,125, an increase of $615,151, or 16.6%, from $3,709,974 for the six months ended April 30, 2004. Gross profit as a percentage of net sales decreased by 6.8% to 23.7% for the six months ended April 30, 2005 from 30.5% for the same period in 2004. The increase in gross profit was primarily attributable to increased net sales during the first six months of 2005 compared to the first six months of 2004, while the decrease in gross profit as a percentage of net sales was due to an increase in costs of sales due to higher green coffee and packaging costs, partially offset by higher selling prices.

      Operating Expenses. Total operating expenses increased $343,196 or 14.9% to $2,644,874 for the six months ended April 30, 2005 from $2,301,678 for the same period in 2004 primarily due to increases in selling and administrative expenses. Selling and administrative expenses increased $326,849 or 15.9% to $2,381,578 for the six months ended April 30, 2005 from $2,054,729 for the same period in 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $129,000 in utilities, $117,000 in insurance and benefits, $90,000 in shipping expenses and $58,000 in commissions, partially offset by a $32,000 decrease in advertising and promotion.

      The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increases in utilities and insurance and benefits reflect the increased costs of operating two facilities. The increase in commissions reflect higher net sales made by employees receiving commission-based compensation. The decrease in advertising and promotion reflects less discounting of our branded and private label products due to higher selling prices by the other national brands.

      Officers' salaries increased $16,347 to $263,296 for the six months ended April 30, 2005 from $246,949 for the six months ended April 30, 2004.

      Other Expense. Other expense-net decreased $19,078 or 25.4% from $75,093 for the six months ended April 30, 2004 to $56,015 for the six months ended April 30, 2005, due to decreased borrowings between the periods.

      Income Before Taxes. We had income of $1,624,326 before income taxes for the six months ended April 30, 2005 compared to income of $1,333,203 before income taxes for the six months ended April 30, 2004. The increase was attributable primarily to increased net sales.

      Income Taxes. Our provision for income taxes for the six months ended April 30, 2005 totaled $623,600 (38.4% of income before income taxes) compared to $595,200 (44.6% of income before income taxes) for the six months ended April 30, 2004 as a result of increased income before taxes.

Liquidity and Capital Resources

      As of April 30, 2005, we had working capital of $1,824,634 which represented a $1,098,190 increase from our working capital of $726,444 as of October 31, 2004, and total stockholders' equity of $3,996,457, which increased by $1,000,636 from our total stockholders' equity of $2,995,821 as of October 31, 2004. Our working capital increased primarily due to an $895,639 increase in inventories, an increase in cash due from broker of $559,855, and a decrease in accounts payable and accrued expenses of $536,569, offset by an increase in line of credit and term loan - line of credit borrowings of $1,331,744 and a $290,042 increase in accounts receivable, net of allowance for doubtful accounts.

      As of October 31, 2004, we had a credit facility with Wells Fargo Business Credit for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provided for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories.

      In November 2004, we refinanced our credit facility by entering into a new financing arrangement with Merrill Lynch Business Financial Services Inc. and terminating our prior agreement with Wells Fargo Business Credit. This new line of credit is for a maximum of $4,000,000, expires on October 31, 2005 and requires monthly interest payments at a rate of LIBOR plus 2.15% (an effective rate of 5.24% at April 30, 2005). This line of credit is secured by a blanket lien on all of our assets and the personal guarantees of Andrew Gordon and David Gordon, two of our officers and directors. As of April 30, 2005, we had $4,016,789 outstanding under the new line of credit as compared to an outstanding balance of $2,685,045 under the Wells Fargo line of credit at October 31, 2004.

      The new credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of April 30, 2005, we believe we were in compliance with all covenants contained in the credit facility.

      In April 2005, we entered into an additional term loan - line of credit with Merrill Lynch Business Financial Services, Inc. in order to finance the purchase of roasting equipment. This term loan - line of credit is for a maximum amount of $310,000 and requires monthly payments of principal (amortized over a 60 month period) and interest at a rate of LIBOR plus 2.15%. The term loan - line of credit is secured by a blanket lien on all of our assets.

      We also lease machinery and equipment under capital leases which expire in July 2006. The interest rates on the capital leases vary from 6.75% to 7.6% per annum. The outstanding balance on the capital leases aggregated $37,555 at April 30, 2005 compared to $116,915 at October 31, 2004.

      For the six months ended April 30, 2005, our operating activities used net cash of $875,741 as compared to the six months ended April 30, 2004 when operating activities provided net cash of $1,202,933. The decreased cash flow from operations for the six months ended April 30, 2005 was primarily due to an increase of $895,639 in inventories, a $559,855 increase in cash due from broker, and a $290,042 increase in accounts receivable, partially offset by a $239,500 increase in income taxes payable.

      For the six months ended April 30, 2005, our investing activities used net cash of $353,047 as compared to the six months ended April 30, 2004 when net cash used by investing activities was $833,206. The increased cash flow from investing activities reflects the purchase of property and equipment from Premier Roasters in February 2004. During the six months ended April 30, 2005, we purchased a gas-fired fully-automatic controlled coffee roasting machine for the Colorado facility.

      For the six months ended April 30, 2005, our financing activities provided net cash of $1,000,385 as compared to the six months ended April 30, 2004 when net cash used by financing activities was $246,674. The increased cash flow from financing activities was primarily due to an increase in net funding under our line of credit. Net funding on our line of credit increased to $1,331,745 for the six months ended April 30, 2005 compared to net payment of $49,600 for the six months ended April 30, 2004.

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

      On May 6, 2005, subsequent to the balance sheet date, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $5.7 million in the offering. The underwriters have been granted an option for a period of 45 days to purchase up to an aggregate of 210,000 additional shares of common stock from us to cover over-allotments, if any. While we have not used any of the offering proceeds, we intend to use the proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility, to grow our food service distribution and for general corporate purposes, including working capital and capital expenditures.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2005 with the proceeds from our public offering, cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2005, our debt consisted of $37,555 of fixed rate debt on the capital leases and $4,016,789 of variable rate debt under our line of credit and term loan - line of credit. At April 30, 2005, interest on the variable rate debt was payable primarily at 5.24% (or 2.15% above LIBOR) for the line of credit and term loan - line of credit. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2005, although there can be no assurance that interest rates will not significantly change.

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

      At April 30, 2005, we held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $1.20, $1.25 and $1.30 per pound. The fair market value of these options, which was obtained from major financial institutions, was $947,625 at April 30, 2005.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2005, we did not hold any longer-term futures contracts.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

      Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

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

                          Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

      On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $5.7 million in the offering. The underwriters have been granted an option for a period of 45 days to purchase up to an aggregate of 210,000 additional shares of common stock from us to cover over-allotments, if any. While we have not used any of the offering proceeds, we intend to use the proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility, to grow our food service distribution and for general corporate purposes, including working capital and capital expenditures.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On April 25, 2005, the Company held its annual meeting of stockholders. At the meeting, 3,259,600 shares, representing a majority of the issued and outstanding shares of common stock of the Company, were represented. The following is a description of the matters voted on at the annual meeting:

      The following individuals, constituting the full Board of Directors, were elected to the Company's Board of Directors for terms of one year each: Andrew Gordon, David Gordon, Gerard DeCapua and Daniel Dwyer.

      The appointment of Lazar Levine & Felix as independent auditors of the Company for the fiscal year ended October 31, 2005 was ratified.

      The Company's Articles of Incorporation and Bylaws were amended and restated to modernize them and provide for certain anti-takeover provisions.

         The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

                                                       Votes For           Votes Withheld
                                                       ---------           --------------
Election of Directors                                  3,259,600                 0

                                                       Votes For           Votes Against         Votes Abstaining
                                                       ---------           -------------         ----------------
Ratification of Appointment of Lazar Levine & Felix    3,259,600                 0                       0

Amend and Restate Articles of Incorporation            3,259,600                 0                       0

Amend and Restate Bylaws                               3,259,600                 0                       0

Item 5. Other Information

      (a) The Company's Non-Qualified Deferred Compensation Plan, which was previously disclosed in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on February 10, 2005, is attached as Exhibit 10.19.

      (b)   None


Item 6. Exhibits

      (a)   Exhibits

      10.19 Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan

      31.1  Rule 13a - 14(a)/15d - 14a Certification.

      32.1  Section 1350 Certification.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Coffee Holding Co., Inc.
                                          --------------------------------------
                                          (Registrant)




                                          By: /s/ Andrew Gordon
                                              ----------------------------------
                                              Andrew Gordon
                                              President, Chief Executive Officer
                                              and Chief Financial Officer


June 14, 2005