Form 10QSB
period 2005-07-31
COFFEE HOLDING CO INC
filed 2005-09-14
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X| .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
           Class                                   August 31, 2005
      ---------------                              ---------------
      Common Stock,
      par value $.001                                 5,529,830

                                                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS.................................................1

Condensed Balance Sheets
   July 31, 2005 (unaudited) and October 31, 2004.............................1

Condensed Statements of Income
   Three and Nine Months Ended July 31, 2005 and 2004 (unaudited).............2

Condensed Statements of Cash Flows
   Nine Months Ended July 31, 2005 and 2004 (unaudited).......................3

Notes To Condensed Financial Statements.......................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........8

ITEM 3.   CONTROLS AND PROCEDURES............................................18

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS .................................................19

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .......19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...................................19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............19

ITEM 5.   OTHER INFORMATION .................................................19

ITEM 6.   EXHIBITS...........................................................20

SIGNATURES...................................................................21

                         PART I - FINANCIAL INFORMATION

Item I.  Financial Statements
                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       JULY 31, 2005 AND OCTOBER 31, 2004


                                                                                         July 31, 2005   October 31, 2004
                                                                                        ---------------  ----------------
                                                                                          (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                                               $     1,234,142  $      642,145
     Due from broker                                                                          2,154,937         873,901
     Accounts receivable, net of allowance for doubtful accounts of $420,349
       for 2005 and $150,349 for 2004                                                         4,070,460       4,005,755
     Inventories                                                                              3,559,831       2,258,289
     Prepaid expenses and other current assets                                                  434,620         676,395
     Deferred tax asset                                                                         238,200         136,900
                                                                                        ---------------  --------------
         TOTAL CURRENT ASSETS                                                                11,692,190       8,593,385

Property and equipment, at cost, net of accumulated depreciation of
    $3,635,827 and $3,354,418 for 2005 and 2004, respectively                                 2,363,463       2,286,936
Deposits and other assets                                                                        41,521          33,496
                                                                                        ---------------  --------------
               TOTAL ASSETS                                                             $    14,097,174  $   10,913,817
                                                                                        ===============  ==============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Current portion of term loan                                                       $          -     $      252,000
     Current portion of obligations under capital lease                                           9,216         111,060
     Line of credit borrowings                                                                1,328,161       2,685,045
     Accounts payable and accrued expenses                                                    2,681,050       4,658,836
     Income taxes payable - current                                                               -             160,000
                                                                                        ---------------  --------------
         TOTAL CURRENT LIABILITIES                                                            4,018,427       7,866,941

Obligations under capital lease, net of current portion                                              --           5,855
Income taxes payable - deferred                                                                  69,500          45,200
                                                                                        ---------------  --------------
         TOTAL LIABILITIES                                                                    4,087,927       7,917,996
                                                                                        ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 10,000,000 shares
       authorized; none issued                                                                       --              --
     Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 and 3,999,650 shares issued and
       outstanding for 2005 and 2004, respectively                                                5,530           4,000
     Additional paid-in capital                                                               7,327,023         867,887
     Retained earnings                                                                        2,676,694       2,123,934
                                                                                        ---------------  --------------
         TOTAL STOCKHOLDERS' EQUITY                                                          10,009,247       2,995,821
                                                                                        ---------------  --------------
                 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                              $    14,097,174  $   10,913,817
                                                                                        ===============  ==============

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (Unaudited)


                                                                 Nine Months Ended                  Three Months Ended
                                                                      July 31,                           July, 31
                                                               2005              2004             2005             2004
                                                         ---------------   ---------------   ---------------  --------------
NET SALES                                                $    29,016,190   $    18,577,528   $    10,782,680  $    6,396,568

COST OF SALES                                                 23,657,607        13,892,695         9,749,222       5,421,709
                                                         ---------------   ---------------   ---------------  --------------

GROSS PROFIT                                                   5,358,583         4,684,833         1,033,458         974,859
                                                         ---------------   ---------------   ---------------  --------------

OPERATING EXPENSES:
     Selling and administrative                                3,801,669         3,091,110         1,420,090       1,036,381
     Bad debt expense                                            270,000                --           270,000              --
     Officers' salaries                                          399,271           370,424           135,975         123,475
                                                         ---------------   ---------------   ---------------  --------------
         TOTALS                                                4,470,940         3,461,534         1,826,065       1,159,856
                                                         ---------------   ---------------   ---------------  --------------

INCOME (LOSS) FROM OPERATIONS                                    887,643         1,223,299          (792,607)       (184,997)
                                                         ---------------   ---------------   ---------------  --------------

OTHER INCOME (EXPENSE)
   Interest income                                                25,426             9,195            18,219           2,692

   Interest expense                                              (88,130)         (137,846)          (24,908)        (56,250)
                                                         ----------------  ----------------  ---------------  --------------
                                                                 (62,704)         (128,651)           (6,689)        (53,558)
                                                         ----------------  ----------------  ---------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                                824,939         1,094,648          (799,296)       (238,555)

   Provision (benefit) for income taxes                          272,179           482,100          (351,421)       (113,100)
                                                         ---------------   ---------------   ---------------  --------------

NET INCOME (LOSS)                                        $       552,760   $       612,548   $      (447,875) $     (125,455)
                                                         ===============   ===============   ===============  ==============

Basic and diluted earnings (loss) per share              $           .12   $           .15   $          (.08)  $        (.03)
                                                         ===============   ===============   ===============  ==============

Weighted average common shares outstanding:

       Basic                                                   4,448,864         3,999,650         5,332,644       3,999,650
                                                         ===============   ===============   ===============  ==============
       Diluted                                                 4,508,757         3,999,650         5,332,644       3,999,650
                                                         ===============   ===============   ===============  ==============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (Unaudited)

                                                                                           2005              2004
                                                                                     ---------------   ---------------
OPERATING ACTIVITIES:
     Net income                                                                      $       552,760   $       612,548
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                                    281,409           290,653
            Bad debts (recovery)                                                             270,000           (19,086)
            Deferred taxes                                                                   (77,000)            9,100
         Changes in operating assets and liabilities:
           Due from broker                                                                (1,281,036)          574,333
           Accounts receivable                                                              (334,705)         (289,637)
           Inventories                                                                    (1,301,542)         (994,281)
           Prepaid expenses and other current assets                                         266,425            71,576
           Accounts payable and accrued expenses                                          (1,977,785)          370,419
           Income taxes payable                                                             (160,000)           89,156
                                                                                     ---------------   ---------------
              Net cash (used in) provided by operating activities                         (3,761,475)          714,781
                                                                                     ---------------   ---------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                    (357,936)         (908,093)
     Disposal of fixed assets                                                                     --           (25,624)
     Security deposits                                                                        (8,025)          (19,200)
                                                                                     ---------------   ---------------
              Net cash (used in) investing activities                                       (365,961)         (952,917)
                                                                                     ---------------   ---------------

FINANCING ACTIVITIES:
     Principal payments on term loan                                                        (252,000)          (63,000)
     Advances under bank line of credit                                                   17,315,427        19,912,579
     Net proceeds from IPO                                                                 6,436,016                --
     Principal payments under bank line of credit                                        (18,672,311)      (19,392,984)
     Principal payments of obligations under capital leases                                 (107,699)          (97,110)
     Payments to related parties                                                                  --           (91,137)
                                                                                     ---------------   ---------------
              Net cash provided by financing activities                                    4,719,433           268,348
                                                                                     ---------------   ---------------


NET INCREASE IN CASH                                                                         591,997            30,212

    Cash, beginning of year                                                                  642,145            73,832
                                                                                     ---------------   ---------------

CASH, END OF PERIOD                                                                  $     1,234,142   $       104,044
                                                                                     ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                    $        81,495   $       137,846
                                                                                     ===============   ===============
    Income taxes paid                                                                $       297,145   $       194,300
                                                                                     ===============   ===============


    On June 10, 2005, 10,000 shares of restricted stock valued at $24,650 were issued for services to be rendered.

                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2005 AND 2004
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

                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2005, its results of operations for the three and nine months ended July 31, 2005 and 2004 and its cash flows for the nine months ended July 31, 2005 and 2004. Information included in the balance sheet as of October 31, 2004 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

                  Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.


NOTE   3   -      INVENTORIES:

                  Inventories at July 31, 2005 and October 31, 2004 consisted of the following:

                                            July 31, 2005   October 31, 2004
                                           --------------   ----------------
                   Packed coffee           $      940,482   $      668,413
                   Green coffee                 1,870,008        1,051,223
                   Packaging supplies             749,341          538,653
                                           --------------   --------------
                   Totals                  $    3,559,831   $    2,258,289
                                           ==============   ==============

NOTE   4   -      HEDGING:

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2005 AND 2004
                                   (Unaudited)

NOTE   4   -      HEDGING (Continued):

                  At July 31, 2005, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at a price of $1.05 per pound. The fair market value of these options, which was obtained from major financial institutions, was $84,375 at July 31, 2005.

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

                  At July 31, 2005, the Company held 192 futures contracts for the purchase of 7,200,000 pounds of coffee at prices ranging from $.9975 up to $1.15 per pound for September 2005 contracts. The market price of coffee applicable to such contracts was $1.02 per pound at that date.

                  At July 31, 2004, the Company held 53 futures contracts for the purchase of 1,987,500 pounds of coffee at an average price of $ .707 per pound for September 2004 contracts. The market price of coffee applicable to such contracts was $.665 per pound at that date.

                  Included in cost of sales and due from broker for the three and nine months ended July 31, 2005 and 2004, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                                    Three Months Ended July 31,
                                                       2005             2004
                                                   ------------    -------------
                  Gross realized gains             $   444,543     $    588,557
                  Gross realized losses            $  (383,584)    $   (945,463)
                  Unrealized gains and (losses)    $  (767,089)    $      7,519

                                                    Nine Months Ended July 31,
                                                       2005             2004
                                                   ------------    -------------
                  Gross realized gains             $ 2,757,254     $  2,122,367
                  Gross realized losses            $(2,219,387)    $ (1,083,318)
                  Unrealized gains and (losses)    $  (283,575)    $   (318,755)

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2005 AND 2004
                                   (Unaudited)

NOTE   5   -      LINE OF CREDIT;

                  In November 2004, the Company agreed to a new financing arrangement with "Merrill Lynch Business Financial Services Inc." and terminated its prior agreement with `Wells Fargo Business Credit". This new line of credit was originally to be for a maximum $4,000,000, expire on October 31, 2005 and require monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. On January 27, 2005, this agreement was amended to (a) reduce the maximum line to $3,500,000, and (b) reduce the interest rate to LIBOR plus 2.15%. In March 2005, this Agreement was further amended to increase the maximum availability under the line of credit to $4,000,000. As of July 31, 2005, the Company was in compliance with all financial covenants. In April 2005, the Company entered into an additional term loan - line of credit with Merrill Lynch Business Financial Services, Inc. in order to finance the purchase of roasting equipment. This term loan was paid in full during the current quarter.

NOTE   6   -      OBLIGATIONS UNDER CAPITAL LEASES:

                  The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term.

                  Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $15,228 and $45,684, for the three months and nine months ended July 31, 2005 and $15,228 and $45,684 for the three months and nine months ended July 31, 2004, respectively

                  The interest rates on the capital leases vary from 6.75% to 7.6% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.


NOTE   7   -      EARNINGS PER SHARE:

                  The Company presents "basic" and, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential diluitive common shares outstanding.


NOTE   8   -      ECONOMIC DEPENDENCY:

                  For the nine months ended July 31, 2005, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $8,690,000 and the corresponding accounts receivable at July 31, 2005 from this customer was approximately $944,000.

                  For the nine months ended July 31, 2004, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $4,025,000 and the corresponding accounts receivable at July 31, 2004 from this customer was approximately $344,000.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2005 AND 2004
                                   (Unaudited)


NOTE   8   -      ECONOMIC DEPENDENCY (Continued):

                  For the nine months ended July 31, 2005, purchases from one supplier, were in excess of 10% of the Company's total purchases. Purchases from this supplier were approximately $10,487,000 and the corresponding accounts payable to this supplier at July 31, 2005 was approximately $188,000.

                  For the nine months ended July 31, 2004, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $5,071,000 and $1,381,000 and the corresponding accounts payable to these suppliers at July 31, 2004 were approximately $390,000 and $36,000, respectively.

NOTE   9   -      INITIAL PUBLIC OFFERING:

                  The Company entered into an agreement with Maxim Group LLC ("Maxim") for Maxim to serve as the Company's financial advisors and lead managing underwriter for a public offering of the Company's common stock. Subsequently, Maxim and Joseph Stevens & Company, Inc. ("Joseph Stevens") entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim agreed to participate in the underwriting syndicate for the offering. The offering of 1,400,000 shares concluded on May 6, 2005 and on June 16, 2005 the underwriters exercised their right to purchase 210,000 additional shares of common stock (the over-allotment option) at the public offering price less the underwriting discount (ten percent). An aggregate of 1,610,000 shares of the Company's common stock were sold in the offering at a price of $5.00 per share. The Company paid $25,000 to Maxim upon execution of the agreement and paid an additional $25,000 upon the filing of a registration statement for the offering with the United States Securities and Exchange Commission, which amount was split between Joseph Stevens and Maxim. The Company paid to Joseph Stevens and Maxim a non-accountable expense allowance less amounts previously paid to Maxim, equal to three percent of the gross proceeds derived from the public offering. The Company also sold to Joseph Stevens and Maxim for an aggregate of $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The warrants are exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.


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

      Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and we increased our attendance at trade shows to promote our food service and private label coffee business. We also re-launched and repositioned our branded coffee through label redesigns and new distribution. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold since the date of the acquisition. In addition, we increased the number of our customers in all three areas.

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

      We believe that our new La Junta, Colorado facility will allow us to grow our business and increase sales to new and existing customers in the Western United States. By operating out of two facilities, we will now be able to compete aggressively throughout the United States as we have gained new economies of scale in both manufacturing and logistical efficiencies which were unavailable in the past while operating solely out of our New York facility. In addition, we believe that we are not as susceptible to manufacturing disruption as some of our competitors who utilize only one facility. We also intend to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West coast to a well-known brand throughout the entire continental United States.

      On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share and on June 16, 2005 the underwriters exercised their option to purchase an additional 210,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $6.4 million in the offering, after giving effect to the over-allotment option. While we have not yet used all of the offering proceeds, we used some of the proceeds to pay down bank debt, to build up our inventories for sales expansion and for general corporate purposes, including working capital and capital expenditures. We also intend to use certain proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility and to grow our food service distribution. As strategic opportunities arise, we may use the proceeds of the offering to fund acquisitions, licensing and other strategic alliances.

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $45,000.

      o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

      o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $168,700 could need to be written off if we do not remain profitable.

Comparison of Results of Operations

Three  Months  Ended July 31, 2005  Compared to the Three  Months Ended July 31,
2004

      Net Sales. Net sales totaled $10,782,680 for the three months ended July 31, 2005, an increase of $4,386,112 or 68.6% from $6,396,568 for the three months ended July 31, 2004. The increase in net sales reflects increased sales of green coffee of approximately $4.0 million. Our customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in net sales also reflects increased sales of branded and private label coffee. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the three months ended July 31, 2005 was $9,749,222 or 90.4% of net sales, as compared to $5,421,709 or 84.8% of net sales for the three months ended July 31, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $5.0 million, an unrealized hedging loss of $767,089 compared to an unrealized gain of $7,519 for the three months ended July 31, 2004 and higher green coffee prices during the period as prices increased from a range of $.66 to $.69 per pound to a range of $1.02 to $1.28 per pound year to year, offset in part by an increase of $417,865 in net realized gains on futures contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of green coffee beans continued to increase, we used our favorable inventory position to increase our margins. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices during those periods and to be more competitive with our pricing. However, we had net losses on futures contracts of $706,130 for the three months ended July 31, 2005 compared to net losses of $349,387 for the comparable period in 2004 as green coffee prices declined by 20.3% during June 2005.

      Gross Profit. Gross profit for the three months ended July 31, 2005 was $1,033,458, an increase of $58,599, or 6.0%, from $974,859 for the three months ended July 31, 2004. Gross profit as a percentage of net sales decreased by 5.6% to 9.6% for the three months ended July 31, 2005 from 15.2% for the same period in 2004. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in cost of sales due to increased sales levels during the three months of 2005 compared to the three months of 2004. As discussed above, the 20.3% decline in green coffee prices during June 2005 resulted in an unrealized trading loss and resulted in us having to sell higher cost inventory at lower prices, thereby reducing our margins during the quarter. Despite this 20.3% drop in green coffee prices, our margins decreased only 5.6%.

      Operating Expenses. Total operating expenses increased $666,209 to $1,826,065 for the three months ended July 31, 2005 from $1,159,856 for the same period in 2004 primarily due to increases in selling and administrative expenses. Selling and administrative expenses increased $383,709 or 37.0% to $1,420,090 for the three months ended July 31, 2005 from $1,036,381 for the same period in 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $64,000 in utilities, $60,000 in professional fees, $44,000 in insurance and benefits, $27,000 in investor relations costs, and $21,000 in shipping expenses. The increase also reflects increased expenses for trade shows and demos, travel and entertainment, and factory salaries due to higher levels of sales production. Operating expenses for the three months ended July 31, 2005 also included a $270,000 increase in the allowance for doubtful accounts to cover potential nonpaying customers.

      The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increase in utilities and insurance and benefits reflect the increased costs of operating two facilities. The increase in investor relations costs is due to the retention of an investor relations firm after our initial public offering.

      Officers' salaries increased $12,500 to $135,975 for the three months ended July 31, 2005 from $123,475 for the three months ended July 31, 2004.

      Other Expense. Other expense-net decreased $46,869 or 87.5% from $53,558 for the three months ended July 31, 2004 to $6,689 for the three months ended July 31, 2005, due to decreased borrowings between the periods.

      Loss Before Taxes. We had a loss of $799,296 before income taxes for the three months ended July 31, 2005 compared to a loss of $238,555 before income taxes for the three months ended July 31, 2004. The increase was attributable primarily to an increase in cost of sales due to increased sales and increased net losses on futures contracts.

      Income Taxes. Our benefit for income taxes for the three months ended July 31, 2005 totaled $351,421 compared to $113,100 for the three months ended July 31, 2004 as a result of the increased loss before taxes.

      Net Loss. Net loss increased  $322,420,  or 257.0%,  to $447,875 or $(.08)
per share for the three months ended July 31, 2005 compared to $125,455 or $(.03) per share for the three months ended July 31, 2004. The increase in net loss primarily reflects an increase in cost of sales, an increase in the allowance for doubtful accounts in the amount of $270,000 to cover potential nonpaying customers, and other increased operating expenses, offset in part by increased sales.

Nine Months Ended July 31, 2005 Compared to the Nine Months Ended July 31, 2004

      Net Sales. Net sales totaled $29,016,190 for the nine months ended July 31, 2005, an increase of $10,438,662 or 56.2% from $18,577,528 for the nine months ended July 31, 2004. The increase in net sales reflects increased sales of green coffee of approximately $10.0 million. Our customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in net sales also reflects increased sales of branded and private label coffee. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the nine months ended July 31, 2005 was $23,657,607 or 81.5% of net sales, as compared to $13,892,695 or 74.8% of net sales for the nine months ended July 31, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $9.0 million, a decrease of $501,182 in realized gains on hedging activities, and higher green coffee prices during the period as prices increased from a range of $.66 to $.69 per pound to a range of $1.02 to $1.28 per pound year to year, offset by a decrease of $35,180 in unrealized losses on hedging activities. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2005. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2004. As the price of green coffee beans continued to increase, we used our favorable inventory position to increase our margins. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices during these periods and to be more competitive with our pricing. However, we had net losses on futures contracts of $254,292 for the nine months ended July 31, 2005 compared to net gains of $720,294 for the comparable period in 2004 as green coffee prices declined by 20.3% during June 2005.

      Gross Profit. Gross profit for the nine months ended July 31, 2005 was $5,358,583, an increase of $673,750, or 14.4%, from $4,684,833 for the nine months ended July 31, 2004. Gross profit as a percentage of net sales decreased by 6.7% to 18.5% for the nine months ended July 31, 2005 from 25.2% for the same period in 2004. The increase in gross profit was primarily attributable to increased net sales during the first nine months of 2005 compared to the first nine months of 2004, while the decrease in gross profit as a percentage of net sales was due to an increase in costs of sales due to higher green coffee and packaging costs, partially offset by higher selling prices. As discussed above, the 20.3% decline in green coffee prices during June 2005 resulted in an unrealized trading loss and resulted in us having to sell higher cost inventory at lower prices, thereby reducing our margins during the quarter. Despite this 20.3% drop in green coffee prices, our margins decreased only 6.7%.

      Operating Expenses. Total operating expenses increased $1,009,406 or 29.2% to $4,470,940 for the nine months ended July 31, 2005 from $3,461,534 for the same period in 2004 primarily due to increases in selling and administrative expenses. Selling and administrative expenses increased $710,559 or 23.0% to $3,801,669 for the nine months ended July 31, 2005 from $3,091,110 for the same period in 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $194,000 in utilities, $187,000 in shipping expenses, $120,000 in insurance and benefits, $63,000 in professional fees, $48,000 in packaging development costs, $28,000 in commissions and $27,000 in investor relations costs. The increase also reflects increased expenses for trade shows and demos, travel and entertainment and factory salaries due to higher levels of sales production. Operating expenses for the nine months ended July 31, 2005 also included a $270,000 increase in the allowance for doubtful accounts to cover potential nonpaying customers.

      The increase in shipping expenses reflects the increase in pounds of coffee sold, higher rates caused by increased fuel surcharges and gasoline prices, and the addition of new customers during the period. We believe that these changes reflect our strategic decision to invest in measures that will increase net sales on a present and future basis. The increases in utilities and insurance and benefits reflect the increased costs of operating two facilities. The increase in commissions reflects higher net sales made by employees receiving commission-based compensation. The increase in investor relations costs is due to the retention of an investor relations firm after our initial public offering.

      Officers' salaries increased $28,847 to $399,271 for the nine months ended July 31, 2005 from $370,424 for the nine months ended July 31, 2004.

      Other Expense. Other expense-net decreased $65,947 or 51.3% from $128,651 for the nine months ended July 31, 2004 to $62,704 for the nine months ended July 31, 2005, due to decreased borrowings between the periods.

      Income Before Taxes. We had income of $824,939 before income taxes for the nine months ended July 31, 2005 compared to income of $1,094,648 before income taxes for the nine months ended July 31, 2004. The decrease was attributable primarily to an increase in cost of sales and overhead, net of the increase in sales.

      Income Taxes. Our provision for income taxes for the nine months ended July 31, 2005 totaled $272,179 (33.0% of income before income taxes) compared to $482,100 (44.0% of income before income taxes) for the nine months ended July 31, 2004 as a result of decreased income before taxes.

      Net Income. Net income decreased $59,788, or 9.8%, to $552,760 or $.12 per share for the nine months ended July 31, 2005 compared to $612,548 or $.15 per share for the nine months ended July 31, 2004. The decrease in net income primarily reflects an increase in cost of sales, an increase in the allowance for doubtful accounts to cover potential nonpaying customers, and other increased operating expenses, offset in part by an increase in net sales.

Liquidity and Capital Resources

      As of July 31, 2005, we had working capital of $7,673,763 which represented a $6,947,319 increase from our working capital of $726,444 as of October 31, 2004, and total stockholders' equity of $10,009,247, which increased by $7,013,426 from our total stockholders' equity of $2,995,821 as of October 31, 2004. Our working capital increased primarily due to proceeds from the IPO, a $1,301,542 increase in inventories, an increase in cash due from broker of $1,281,036, a decrease in accounts payable and accrued expenses of $1,977,786, a decrease in line of credit and term loan - line of credit borrowings of $1,608,884, a decrease in obligations under capital leases of $101,844, a decrease in income taxes payable of $160,000, partially offset by a $270,000 increase allowance for doubtful accounts and an increase in cash of $591,997. Total stockholders' equity increased due to the initial public offering, partially offset by the net loss for the reported periods.

      As of October 31, 2004, we had a credit facility with Wells Fargo Business Credit for a revolving line of credit of up to $5,000,000 based on eligible trade accounts receivable and inventories and a term loan of up to $750,000 based on eligible equipment. The line of credit provided for borrowings of up to 85% of our eligible trade accounts receivable and 60% of eligible inventories.

      In November 2004, we refinanced our credit facility by entering into a new financing arrangement with Merrill Lynch Business Financial Services Inc. and terminating our prior agreement with Wells Fargo Business Credit. This new line of credit is for a maximum of $4,000,000, expires on October 31, 2005 and requires monthly interest payments at a rate of LIBOR plus 2.15% (an effective rate of 5.84% at July 31, 2005). This line of credit is secured by a blanket lien on all of our assets and the personal guarantees of Andrew Gordon and David Gordon, two of our officers and directors. As of July 31, 2005, we had $1,328,161 outstanding under the new line of credit as compared to an outstanding balance of $2,685,045 under the Wells Fargo line of credit at October 31, 2004.

      The new credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of July 31, 2005, we were in compliance with all covenants contained in the credit facility.

      We also lease machinery and equipment under capital leases which expire in July 2006. The interest rates on the capital leases vary from 6.75% to 7.6% per annum. The outstanding balance on the capital leases aggregated $9,216 at July 31, 2005 compared to $116,915 at October 31, 2004.

      For the nine months ended July 31, 2005, our operating activities used net cash of $3,761,475 as compared to the nine months ended July 31, 2004 when operating activities provided net cash of $714,781. The decreased cash flow from operations for the nine months ended July 31, 2005 was primarily due to a decrease in accounts payable and accrued expenses of $1,977,785, an increase of $1,301,542 in inventories, a $1,281,036 increase in cash due from broker, a $334,705 increase in accounts receivable and a $160,000 decrease in income taxes payable.

      For the nine months ended July 31, 2005, our investing activities used net cash of $365,961 as compared to the nine months ended July 31, 2004 when net cash used by investing activities was $952,917. The reduction in cash flow utilized by investing activities reflects the purchase of property and equipment from Premier Roasters in February 2004. During the nine months ended July 31, 2005, we purchased a gas-fired fully-automatic controlled coffee roasting machine for the Colorado facility for approximately $338,000.

      For the nine months ended July 31, 2005, our financing activities provided net cash of $4,719,433 as compared to the nine months ended July 31, 2004 when net cash provided by financing activities was $268,348. The increased cash flow from financing activities was primarily due to net proceeds from our public offering of common stock. On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share and on June 16, 2005 the underwriters exercised their option to purchase an additional 210,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of $6,436,016 in the offering, after giving effect to the over-allotment option. Net payments on our line of credit increased to $1,356,884 for the nine months ended July 31, 2005 compared to net funding of $519,595 for the nine months ended July 31, 2004.

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

Interest Rate Risks

      We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2005, our debt consisted of $9,216 of fixed rate debt on the capital leases and $1,328,161 of variable rate debt under our line of credit and term loan - line of credit. At July 31, 2005, interest on the variable rate debt was payable primarily at 5.84% (or 2.15% above LIBOR) for the line of credit. We do not expect changes in interest rates to have a material effect on results of operations or cash flows in fiscal 2005, although there can be no assurance that interest rates will not significantly change.

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

      At July 31, 2005, we held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at a price of $1.05 per pound. The fair market value of these options, which was obtained from major financial institutions, was $84,375 at July 31, 2005.

      We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2005, we held 192 futures contracts for the purchase of 7,200,000 pounds of coffee at prices ranging from $.9975 up to $1.15 per pound for September 2005 contracts. The market price of coffee applicable to such contracts was $1.02 per pound at that date.

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

                          Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

      On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share and on June 16, 2005 the underwriters exercised their option to purchase an additional 210,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of $6,436,016 in the offering, after giving effect to the over-allotment option. While we have not yet used all of the offering proceeds, we used some of the proceeds to pay down bank debt, to build up our inventories for sales expansion and for general corporate purposes, including working capital and capital expenditures. We also intend to use certain proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility and to grow our food service distribution. As strategic opportunities arise, we may use the proceeds of the offering to fund acquisitions, licensing and other strategic alliances.

      In June 2005 we entered into an agreement with an investor relations firm and on June 10, 2005 our Board of Directors authorized the issuance of 10,000 shares of our common stock to the firm for services performed and to be performed. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising, to only one investor who we had reason to believe capable of evaluating the merits and risks of an investment in our common stock.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

      (a)   Exhibits

      11.1  Earnings Per Share Calculation

      31.1  Rule 13a - 14(a)/15d - 14a Certification.

      32.1  Section 1350 Certification.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Coffee Holding Co., Inc.
                                       (Registrant)

                                       By: /s/ Andrew Gordon
                                           -------------------------------------
                                           Andrew Gordon
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

September 14, 2005