Form 10KSB
period 2005-10-31
COFFEE HOLDING CO INC
filed 2006-01-27
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended October 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.

                        Commission file No. 333-00588-NY

                            COFFEE HOLDING CO., INC.
              (Exact name of small business issuer in its charter)

                     Nevada                                   11-2238111
-------------------------------------------------         -------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                           Identification No.)

     4401 First Avenue, Brooklyn, New York                     11232-0005
-------------------------------------------------         -------------------
   (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (718) 832-0800

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class:            Name of each exchange on which registered:
----------------------------------    ------------------------------------------
 Common Stock, $0.001 Per Value                American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the year ended October 31, 2005 were $41,545,345.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant's common stock on the American Stock Exchange on December 30, 2005, was $15,399,345.

As of December 30, 2005, the registrant had 5,529,830 shares of common stock, par value $0.001 per share, outstanding.

                       Documents incorporated by Reference

Portions of the registrant's proxy statement for the annual meeting of stockholders to be held on April 11, 2006, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2005, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  ITEM 1.    DESCRIPTION OF BUSINESS...........................................1

  ITEM 2.    DESCRIPTION OF PROPERTY..........................................10

  ITEM 3.    LEGAL PROCEEDINGS................................................10

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10

PART II

  ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11

  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........11

  ITEM 7.    FINANCIAL STATEMENTS.............................................17

  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................17

  ITEM 8A.   CONTROLS AND PROCEDURES..........................................18

  ITEM 8B.   OTHER INFORMATION................................................18

PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......19

  ITEM 10.   EXECUTIVE COMPENSATION...........................................19

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................19

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................19

  ITEM 13.   EXHIBITS.........................................................20

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................20

SIGNATURES....................................................................31

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

      We were founded and incorporated in New York State in 1971 and have been a family operated business for over 30 years. In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation. In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange under the symbol "JVA." Our fiscal year ends on October 31.

      Our corporate offices are located at 4401 First Avenue, Brooklyn, New York 11232. Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com.

Our Competitive Strengths

      To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

      National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our East Coast location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier Roasters' La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters' coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations in the Western United States. By operating out of two facilities, we have gained new economies of scale in both manufacturing and logistical efficiencies and are confident that we can compete aggressively throughout the United States. These two facilities allow us to reduce our freight and shipping costs to the Western United States, thereby enabling us to be more competitive in bidding for new business. In addition, our presence in Colorado has increased the number of potential customers we have because of our proximity to the West Coast.

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

      Wholesale Green Coffee Market Presence. As a large roaster/dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 87.3% from 150 to 281. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast. In addition, although we do not have any formalized, material agreements or long-term contracts with it, we have a 15-year relationship with Green Mountain Coffee Roasters, our largest wholesale green coffee customer. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

      Management Has Extensive Experience in the Coffee Industry. We have been a family operated business for three generations. Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President - Operations, have worked with Coffee Holding for 23 and 25 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. Andrew Gordon publishes a weekly report on the coffee commodity industry. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

Our Growth Strategy

      We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, targeting the rapidly growing Hispanic market in the United States, increasing penetration with existing customers by adding new products, and developing our food service business. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability.

      Selectively Pursue Strategic Acquisitions and Alliances. We intend to expand our operations by acquiring coffee companies, seeking strategic alliances and acquiring or licensing brands which complement our business objectives. Consistent with this strategy, in February 2004, we acquired certain assets of Premier Roasters and entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks, including Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, and Mellow'd Roast lines, in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. We intend to further expand the market presence of our branded products outside our primary Northeastern United States market through other acquisitions and strategic alliances as opportunities arise.

      Grow Our Cafe Caribe Product. The Hispanic population in the United States is growing at nine times the average rate and now represents the largest minority demographic in the United States, according to 2000 census data. We believe there is significant opportunity for our Cafe Caribe brand to gain market share among Hispanic consumers in the United States. Cafe Caribe, which has historically been our leading brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers.

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

      o     Instant cappuccinos and hot chocolates; and

      o     Tea line products.

In 2004, we established relationships with additional independent sales brokers to market our products on a national scale.

      Develop Our Food Service Business. We plan to expand further into the food service business by developing new distribution channels for our products. Currently, we have a limited presence in the food service market. In 2003, we began marketing our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. In addition, we have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least ten annual trade shows held by various buying groups which provide us a national audience to market our food service products.

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

      Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2005, we supplied coffee under approximately 46 different labels to wholesalers and retailers, including Supervalu, C&S Wholesale and Nash Finch, three of the largest grocery wholesalers in North America according to Private Label Magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

      Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in Brooklyn, New York and La Junta, Colorado. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually owned stores throughout the United States.

      We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W and IL CLASSICO trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. For further information regarding our trademark rights, see "Business-Trademarks."

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

      o     instant cappuccinos and hot chocolates; and

      o     tea line products.

Raw Materials

      Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $.41 to $1.45. The price for coffee beans on the commodities market as of October 31, 2005 was $.97 per pound. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price. Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee. All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

      We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. In fiscal 2005, substantially all of our green coffee purchases were from ten suppliers, which accounted for approximately $25.6 million, or 85% of our total product purchases. One of these suppliers, Rothfos Corporation, accounted for approximately $13.0 million, or 43% of our total product purchases. An employee of Rothfos Corporation is one of our directors. Another of these suppliers, Atlantic (USA) Inc., accounted for approximately $2.5 million, or 8% of our total product purchases. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

      Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Commodity Price Risks."

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

Customers

      We sell our private label and our branded coffee to three of the largest wholesalers in the United States (according to Supermarket News) and are the exclusive coffee supplier for Supervalu and Nash Finch Co., the largest and fourth largest wholesalers in the United States. We sell wholesale green coffee to Green Mountain Coffee Roasters. Sales to Supervalu, Topco/Shurfine and Green Mountain Coffee Roasters accounted for approximately $3.0 million, or 8%, $2.7 million, or 6%, and $11.3 million, or 28% of our net sales for the fiscal year ended October 31, 2005 and $3.2 million, or 11%, $1.8 million, or 6%, and $6.0 million or 22%, for the fiscal year ended October 31, 2004, respectively.

      Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers, including Supervalu, also contain minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we generally remain exposed to loss when prices change significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts.

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

      We evaluate opportunities for growth consistent with our business objectives. We have established relationships with independent sales brokers to market our products in the Western United States, an area of the country where we have not had a high penetration of sales. We have also hired a Florida sales manager to increase our private label and branded coffee sales in Florida. In addition, we employ a West Coast Brand Manager who markets our S&W and IL CLASSICO brands, as well as our other branded and private label coffee products. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label "value" blends and mini-brick, filter packages, instant cappuccinos and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

Charitable Activities

      Coffee Holding is also a supporter of several coffee oriented charitable organizations.

      o For over 11 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

      Private Label Competition. There are several major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitors are The Kroger Co. and the former coffee division of Sara Lee Corporation which was recently purchased by Segafredo Zanetti Group. Both The Kroger Co. and the former Sara Lee division are larger and have more financial and other resources than we do and therefore are able to devote more resources to product development and marketing. We believe that we remain competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities. In addition, we provide our private label customers with information on the coffee market on a regular basis.

      Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc., The Procter & Gamble Company and the former coffee division of Sara Lee Corporation which was recently purchased by Segafredo Zanetti Group, who also market specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors' brands may be more nationally recognizable, our Cafe Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years.

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

Employees

      We have 74 full-time employees, 55 of whom are employed in the areas of coffee roasting, blending and packaging and 19 of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

ITEM 2. DESCRIPTION OF PROPERTY

      We are headquartered at 4401 First Avenue, Brooklyn, New York, where we own the land and an approximately 15,000 square foot building. The building houses our executive offices, as well as our plant where we roast, blend and package our coffee.

      We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta. We pay annual rent of $100,093, beginning in January of 2005 through January of 2024.

      We lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or stockholders. We pay annual rent of $90,000 for the latest one year extension of the lease through August 31, 2006.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the American Stock Exchange under the symbol "JVA." We have not declared or paid any dividends on our common stock during the last two fiscal years. At October 31, 2005, there were 405 holders of record of an aggregate of 5,529,830 shares of our common stock issued and outstanding. No shares of common stock were repurchased during fiscal 2005.

      The following table sets forth the high and low sales prices of our common stock for each quarter since it began trading on May 3, 2005.

                                      2005
                         -------------------------------
                              High              Low
                         --------------   --------------
      3rd Quarter            $ 10.60          $ 4.40
      4th Quarter            $ 15.75          $ 4.64

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note on Forward Looking Statements

      Some of the matters discussed under the caption "Management's Discussion and Analysis or Plan of Operation," "Business" and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $56,000.

      o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have reduced operating income by approximately $45,000 for the year ended October 31, 2005.

      o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $264,900 could need to be written off if we do not remain profitable.

Year Ended October 31, 2005 (Fiscal 2005) Compared to the Year Ended October 31, 2004 (Fiscal 2004)

      Net Income. Net income increased $309,793, or 35.4%, to $1,185,135 or $.25 per share for the year ended October 31, 2005 compared to $875,342 or $.22 per share for the year ended October 31, 2004. The increase in net income primarily reflects increased net sales, offset in part by an increase in cost of sales.

Net Sales. Net sales totaled $41,545,345 for the year ended October 31, 2005, an increase of $13,514,956 or 48.2% from $28,030,389 for the year ended October 31, 2004. The increase in net sales reflects a 20.6% increase in coffee pounds sold from 26.2 million pounds in 2004 to 31.6 million pounds in 2005. The increase in pounds of coffee sold is the result of increased sales of our private label, branded and specialty green coffees. Sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 21.0% over fiscal 2004 due in part to the efforts of our third party marketing specialists through label redesigns and new distribution. The number of our customers in the specialty green coffee area grew approximately 7.3% to 281 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

Cost of Sales. Cost of sales for the year ended October 31, 2005 was $33,875,973 or 81.5% of net sales, as compared to $20,927,506 or 74.7% of net sales for the year ended October 31, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $12.5 million due to increased pounds sold and higher green coffee prices during the period as prices increased $.23 per pound year to year, an increase in packaging costs associated with the increase in net sales of approximately $1.0 million, and a decrease in net gains on future contracts of $794,110. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2006. We began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2005. We had net gains on futures contracts of $827,928 for the year ended October 31, 2005 compared to $1,622,038 for the year ended October 31, 2004. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the year ended October 31, 2005 was $7,669,372, an increase of $566,489 or 8.0%, from $7,102,883 for the year ended
October 31, 2004. Gross profit as a percentage of net sales decreased by 6.8% to 18.5% for the year ended October 31, 2005 from 25.3% for the year ended October 31, 2004. The decrease in our margins is mainly attributable to decreased net gains on future contracts during fiscal 2005 compared to fiscal 2004 and increases in coffee prices.

      Operating Expenses. Total operating expenses increased $297,881 or 5.5% to $5,698,263 for the year ended October 31, 2005 from $5,400,382 for the fiscal year ended October 31, 2004 due to increases in selling and administrative expenses and bad debt expense, partially offset by decreased officers' salaries. Selling and administrative expenses increased $107,123 or 2.3% to $4,854,018 for the year ended October 31, 2005 from $4,746,895 for 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $194,000 in insurance and $162,000 in shipping costs, partially offset by decreases of $167,000 in office salaries and $83,000 in payroll taxes.

      The increase in insurance was due to the purchase of directors' and officers' insurance following our initial public offering. The increase in shipping costs was attributable to increased sales. The decrease in office salaries and payroll was due to the departure of our Chief Financial Officer and other administrative staff. Our President and Chief Executive Officer has since assumed the duties previously associated with our Chief Financial Officer.

      Officers' salaries decreased $48,328 to $574,245 for the year ended October 31, 2005 from $622,573 for the year ended October 31, 2004. The decrease was mainly due to our President and Chief Executive Officer's decision not to accept a bonus for 2005.

      Other Expense. Other expense decreased $73,643 or 55.0% from $133,964 for the year ended October 31, 2004 to $60,321 for the year ended October 31, 2005. The decrease was attributable to both an increase in interest income of $38,397 and a decrease in interest expense of $35,246.

      Income Before Taxes. We had income of $1,910,788 before income taxes for the year ended October 31, 2005 compared to income of $1,568,537 before income taxes for the year ended October 31, 2004. The increase was attributable to increased income from operations and decreased other expense.

      Income Taxes. Our provision for income taxes for the year ended October 31, 2005 totaled $725,653 compared to $693,195 for the year ended October 31, 2004 as a result of increased income before taxes.

Liquidity and Capital Resources

      As of October 31, 2005, we had working capital of $8,273,849 which represented a $7,547,405 increase from our working capital of $726,444 as of October 31, 2004, and total stockholders' equity of $10,641,622, which increased by $7,645,801 from our total stockholders' equity of $2,995,821 as of October 31, 2004. Our working capital increased primarily due to proceeds from our initial public offering, an increase of $2,238,289 in inventories, an increase of $2,120,493 in the amount due from broker and an increase in our accounts receivable of $1,153,821. Obligations under our line of credit borrowings also decreased by $1,621,878. At October 31, 2005, the outstanding balance on our line of credit was $1,063,167 compared to $2,685,045 at October 31, 2004. Total stockholders' equity increased due to our initial public offering and net income for the fiscal year.

      As of October 31, 2005, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2006 and requires monthly interest payments at a rate of LIBOR plus 2.15%. This loan is secured by a blanket lien on all of our assets.

      The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of October 31, 2005, we were in compliance with all covenants contained in the credit facility.

      We also lease machinery and equipment under a capital lease which expires in July 2006. The interest rate on the capital lease is 7.347% per annum. The outstanding balance on the capital lease equaled $1,329 at October 31, 2005 compared to $116,915 at October 31, 2004.

      For the year ended October 31, 2005, our operating activities used net cash of $3,879,082 as compared to the year ended October 31, 2004 when net cash provided by operating activities was $1,616,465. The decreased cash flow from operations for the year ended October 31, 2005 was primarily due to an increase of $2,238,389 in inventories, an increase of $2,120,493 in the amount due from broker and an increase of $1,423,821 in accounts receivable.

      For the year ended October 31, 2005, our investing activities used net cash of $474,147 as compared to the year October 31, 2004 when net cash used by investing activities was $1,056,179. The decrease in net cash used by investing activities for fiscal 2005 was due to decreased purchases of property and equipment as the purchase of property and equipment from Premier Roasters occurred in February 2004.

      For the year ended October 31, 2005, our financing activities provided net cash of $4,446,552 as compared to the year ended October 31, 2004 when net cash provided by financing activities was $8,027. The increased cash flow from financing activities was primarily due to net proceeds from our May 2005 initial public offering of $6,436,016, offset in part by increased net cash payments under our line of credit. Net cash used on our line of credit increased $2,014,857 to net cash used of $1,621,878 for the year ended October 31, 2005 compared to net cash provided of $392,979 for the year ended October 31, 2004. In addition, during fiscal 2005, we used $252,000 to fully pay off a term loan we no longer utilize.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2006 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Market Risks

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

      Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2005, our debt consisted of $1,329 of fixed rate debt on our capital lease and $1,063,167 of variable rate debt under our revolving line of credit. At October 31, 2005, interest on the variable rate debt was payable primarily at 6.24% (or 2.15% above the one-month LIBOR rate) for the revolving line of credit.

      Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

      At October 31, 2005, we held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $.975 to $1.00 per pound. The fair market value of these options, which was obtained from major financial institutions, was $159,750 at October 31, 2005.

      We acquire future contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2005, we did not hold any future contracts.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

      See pages F-1 through F-17 following the Exhibit Index of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Management, including the Company's President, Treasurer and Chief Executive Officer (who is the Company's principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding disclosure.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2006.

ITEM 10. EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2006.

      The following table sets forth the aggregate information of our equity compensation plans in effect as of October 31, 2005.

                      Equity Compensation Plan Information

                                                                              Number of
                                                                             securities
                                                                              remaining
                                                                            available for
                                    Number of                              future issuance
                                securities to be                            under equity
                                   issued upon       Weighted-average    compensation plans
                                   exercise of       exercise price of       (excluding
                                   outstanding          outstanding          securities
                                options, warrants    options, warrants      reflected in
        Plan category              and rights           and rights           column (a))
----------------------------  --------------------  -------------------  -------------------
                                       (a)                  (b)                  (c)
Equity compensation plans
   approved by security
   holders.................             --                    --              800,000

Equity compensation plans
   not approved by security
   holders.................             --                    --                   --
     Total.................             --                    --              800,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2006.

ITEM 13. EXHIBITS

      The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

      Financial Statements:

      o     Index to Financial Statements.

      o     Report of Independent Registered Public Accountants.

      o     Balance Sheets as of October 31, 2005 and October 31, 2004.

      o     Statements of Income - Years Ended October 31, 2005 and 2004.

      o Statements of Changes in Stockholders' Equity - Years Ended October 31, 2005 and 2004.

      o     Statements of Cash Flows - Years Ended October 31, 2005 and 2004.

      o     Notes to Financial Statements.

See Exhibit Index following the signature page to this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2006.

ITEM 15. SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2006.

                                       COFFEE HOLDING CO., INC.

                                       By: /s/ Andrew Gordon
                                           -----------------------------------
                                           Andrew Gordon
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title
--------------------------    -------------------------------------------

/s/ Andrew Gordon             President, Chief Executive Officer, Chief
--------------------------      Financial Officer, Treasurer and Director
Andrew Gordon                 (principal executive officer and principal
Date: January 27, 2006          financial and accounting officer)

/s/ David Gordon              Executive Vice President -- Operations,
--------------------------      Secretary and Director
David Gordon
Date: January 27, 2006

/s/ Gerard DeCapua            Director
--------------------------
Gerard DeCapua
Date: January 27, 2006

/s/ Daniel Dwyer              Director
--------------------------
Daniel Dwyer
Date: January 27, 2006

/s/ Barry Knepper             Director
--------------------------
Barry Knepper
Date: January 27, 2006

/s/ John Rotelli              Director
--------------------------
John Rotelli
Date: January 27, 2006

/s/ Robert M. Williams        Director
--------------------------
Robert M. Williams
Date: January 27, 2006

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

  2.2 Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated February 4, 2004 as filed with the SEC on February 20, 2004.

  3.1 Amended and Restated Articles of Incorporation of Coffee Holding Co., Inc., (incorporated herein by reference to Exhibit 3.1 to the Coffee Holding Co., Inc. Form 8-A, filed with the Securities and Exchange Commission on May 2, 2005).

  3.2 By-Laws of Coffee Holding Co., Inc. (incorporated herein by reference to
      Exhibit 3.2 to the Coffee Holding Co., Inc. Form 8-A, filed with the Securities and Exchange Commission on May 2, 2005).

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

 10.3 Working Capital Management Account Loan and Security Agreement with Merrill Lynch Business Financial Services Inc. (incorporated herein by reference to Exhibit 10.3 to the Coffee Holding Co., Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 10, 2005).

 10.4 Amendment to Working Capital Account Loan and Security Agreement with Merrill Lynch Business Financial Services, Inc. (incorporated herein by reference to Exhibit 10.4 to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005, filed with the Securities and Exchange Commission on March 17, 2005).

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

10.14 Employment agreement by and among Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24, 2004).

10.15 Employment agreement by and among Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24, 2004).

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

10.19 Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on June 14, 2005).

 11.1 Earnings Per Share.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

FINANCIAL STATEMENTS:

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS                  F-2

      BALANCE SHEETS AS OF OCTOBER 31, 2005 AND 2004                       F-3

      STATEMENTS OF INCOME - YEARS ENDED
           OCTOBER 31, 2005 AND 2004                                       F-4

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
           YEARS ENDED OCTOBER 31, 2005 AND 2004                           F-5

      STATEMENTS OF CASH FLOWS - YEARS ENDED
           OCTOBER 31, 2005 AND 2004                                       F-6

      NOTES TO FINANCIAL STATEMENTS                                       F-7/17

                                      * * *

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc.

We have audited the accompanying balance sheets of Coffee Holding Co., Inc. as of October 31, 2005 and 2004 and the related statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. as of October 31, 2005 and 2004 and the results of its operations and cash flows for each of the two years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ LAZAR LEVINE & FELIX, LLP
                                        -----------------------------
                                        LAZAR LEVINE & FELIX, LLP

New York, New York
January 9, 2006

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                                 BALANCE SHEETS
                            OCTOBER 31, 2005 AND 2004

                                                                                                    2005            2004
                                                                                                -----------      -----------
                                   - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $   735,468      $   642,145
     Due from broker                                                                              2,994,394          873,901
     Accounts receivable, net of allowance for doubtful accounts of $420,349
       and $150,349 for 2005 and 2004, respectively                                               5,159,576        4,005,755
     Inventories                                                                                  4,496,578        2,258,289
     Prepaid expenses and other current assets                                                      284,170          676,395
     Deferred tax asset                                                                             318,600          136,900
                                                                                                -----------      -----------
         TOTAL CURRENT ASSETS                                                                    13,988,786        8,593,385

Property and equipment, at cost, net of accumulated depreciation of $3,727,524 and
    $3,354,418 for 2005 and 2004, respectively                                                    2,379,952        2,286,936
Deposits and other assets                                                                           176,575           33,496
                                                                                                -----------      -----------
         TOTAL ASSETS                                                                           $16,545,313      $10,913,817
                                                                                                ===========      ===========

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                      $ 4,431,577      $ 4,658,836
     Current portion of term loan                                                                        --          252,000
     Current portion of obligations under capital lease                                               1,329          111,060
     Line of credit borrowings                                                                    1,063,167        2,685,045
     Income taxes payable - current                                                                 218,864          160,000
                                                                                                -----------      -----------
         TOTAL CURRENT LIABILITIES                                                                5,714,937        7,866,941

Obligations under capital lease, net of current portion                                                  --            5,855
Income taxes payable - deferred                                                                      53,700           45,200
Deferred compensation payable                                                                       135,054               --
                                                                                                -----------      -----------
         TOTAL LIABILITIES                                                                        5,903,691        7,917,996
                                                                                                -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued               --               --
     Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830
       and 3,999,650 shares issued and outstanding for 2005 and 2004, respectively                    5,530            4,000
     Additional paid-in capital                                                                   7,327,023          867,887
     Retained earnings                                                                            3,309,069        2,123,934
                                                                                                -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY                                                              10,641,622        2,995,821
                                                                                                -----------      -----------
             TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY                                        $16,545,313      $10,913,817
                                                                                                ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                     2005              2004
                                                 ------------      ------------
NET SALES                                        $ 41,545,345      $ 28,030,389

COST OF SALES                                      33,875,973        20,927,506
                                                 ------------      ------------

GROSS PROFIT                                        7,669,372         7,102,883
                                                 ------------      ------------

OPERATING EXPENSES:
     Selling and administrative                     4,854,018         4,746,895
     Bad debt expense                                 270,000            30,914
     Officers' salaries                               574,245           622,573
                                                 ------------      ------------
         TOTALS                                     5,698,263         5,400,382
                                                 ------------      ------------

INCOME FROM OPERATIONS                              1,971,109         1,702,501
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                     50,363            11,966
   Interest expense                                  (110,684)         (145,930)
                                                 ------------      ------------
                                                      (60,321)         (133,964)

INCOME BEFORE INCOME TAXES                          1,910,788         1,568,537

   Provision for income taxes                         725,653           693,195
                                                 ------------      ------------

NET INCOME                                       $  1,185,135      $    875,342
                                                 ============      ============

Basic and diluted earnings per share             $        .25      $        .22
                                                 ============      ============

Weighted average common shares outstanding:

       Basic                                        4,721,327         3,999,650
                                                 ============      ============
       Diluted                                      4,776,757         3,999,650
                                                 ============      ============

                            COFFEE HOLDING CO., INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                   Common Stock
                                           ----------------------------
                                                 $.001 Par Value
                                           ----------------------------       Additional
                                            Number of                         Paid - in        Retained
                                             Shares           Amount           Capital         Earnings          Total
                                           -----------      -----------      -----------      -----------      -----------
Balance, October 31, 2003                    3,999,650      $     4,000      $   867,887      $ 1,248,592      $ 2,120,479

Net income                                          --               --               --          875,342          875,342
                                           -----------      -----------      -----------      -----------      -----------

Balance, October 31, 2004                    3,999,650            4,000          867,887        2,123,934        2,995,821

Sale of common stock - net                   1,520,180            1,520        6,434,496               --        6,436,016
Issuance of common stock for services           10,000               10           24,640               --           24,650
Net income                                          --               --               --        1,185,135        1,185,135
                                           -----------      -----------      -----------      -----------      -----------

Balance, October 31, 2005                    5,529,830      $     5,530      $ 7,327,023      $ 3,309,069      $10,641,622
                                           ===========      ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            COFFEE HOLDING CO., INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                                              2005               2004
                                                                                          ------------       ------------
OPERATING ACTIVITIES:
     Net income                                                                           $  1,185,135       $    875,342
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
            Depreciation and amortization                                                      373,106            363,612
            Bad debts                                                                          270,000             30,914
            Deferred taxes                                                                    (173,200)           (27,200)
         Changes in operating assets and liabilities:
           Due from broker                                                                  (2,120,493)            20,222
           Accounts receivable                                                              (1,423,821)        (1,881,986)
           Inventories                                                                      (2,238,289)          (476,865)
           Prepaid expenses and other assets                                                   281,821           (244,963)
           Accounts payable and accrued expenses                                              (227,259)         2,797,389
           Income taxes payable                                                                 58,864            160,000
           Deferred compensation payable                                                       135,054                 --
                                                                                          ------------       ------------
              Net cash (used in) provided by operating activities                           (3,879,082)         1,616,465
                                                                                          ------------       ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                      (466,122)        (1,039,479)
     Security deposits                                                                          (8,025)           (16,700)
                                                                                          ------------       ------------
              Net cash (used in) investing activities                                         (474,147)        (1,056,179)
                                                                                          ------------       ------------

FINANCING ACTIVITIES:
     Principal payments on term loan                                                          (252,000)           (84,000)
     Net proceeds from IPO                                                                   6,436,016                 --
     Advances under bank line of credit                                                     27,754,052         28,108,814
     Principal payments under bank line of credit                                          (29,375,930)       (27,715,835)
     Principal payments of obligations under capital leases                                   (115,586)          (221,306)
     Payments to related parties                                                                    --            (79,646)
                                                                                          ------------       ------------
              Net cash provided by financing activities                                      4,446,552              8,027
                                                                                          ------------       ------------

NET INCREASE IN CASH                                                                            93,323            568,313

    Cash, beginning of year                                                                    642,145             73,832
                                                                                          ------------       ------------

CASH, END OF YEAR                                                                         $    735,468       $    642,145
                                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                         $    103,286       $    145,930
                                                                                          ============       ============
    Income taxes paid                                                                     $    460,744       $    370,850
                                                                                          ============       ============
    On June 10, 2005,  10,000 shares of restricted  stock valued at $24,650 were issued for services to be rendered.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those amounts.

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

      At October 31, 2005, the Company held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $.9750 to $1.00 per pound. The fair market value of these options, which was obtained from major financial institutions, was $159,750 at October 31, 2005.

      At October 31, 2004, the Company held 101 options (generally with terms of two months or less) covering an aggregate of 3,787,500 pounds of green coffee beans at $.75 per pound. The fair market value of these options, which was obtained from a major financial institution, was approximately $49,200 at October 31, 2004.

      At times the Company acquires future contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At October 31, 2005, the Company did not hold any future contracts.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      HEDGING (Continued):

      At October 31, 2004, the Company held 90 future contracts for the purchase of 3,375,000 pounds of coffee at an average price of $ .80 per pound. The market price of coffee applicable to such contracts was $.77 per pound at October 31, 2004.

      The Company historically has had short-term contracts with some of its customers (generally one or two years in duration). The Company currently has agreements with two of its wholesale customers in which it is the supplier at fixed prices for lines of private label ground coffee. The Company is the exclusive supplier of one of these customers. The agreements generally contain only pricing terms.

      The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders' equity until realized.

      Included in cost of sales and due from broker for the years ended October 31, 2005 and 2004, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                                      YEARS ENDED
                                                      OCTOBER 31,
                                                  2005            2004
                                               -----------    -----------
            Gross realized gains               $ 4,081,339    $ 3,129,479
            Gross realized losses              $(3,264,522)   $(1,415,205)
            Unrealized gains and (losses)      $    11,111    $   (92,236)

      ADVERTISING:

      The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to opet 6 6 rations totaled $172,339 and $163,007 in 2005 and 2004, respectively.

      INCOME TAXES:

      The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (see also Note 6).

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      STOCK OPTIONS:

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of the grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied, if such amounts differ materially from the historical amounts. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123 and supersedes APB Opinion No. 25. Refer to the "Recent Accounting Pronouncements" section below in this Note 2 for additional information.

      EARNINGS PER SHARE:

      The Company presents "basic' and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutitive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

      The weighted average common shares outstanding used in the computation of basic earnings per share were 4,721,327 and 3,999,650 for 2005 and 2004, respectively. The weighted average common shares outstanding used in the computation of diluted earnings per share were 4,776,757 and 3,999,650 for 2005 and 2004, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of cash and cash equivalents, due from broker, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of line of credit borrowings approximates fair value as the interest rate reflects current market rates for such borrowings. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      REVENUE RECOGNITION (Continued):

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

      Discounts and rebates: The cost of these incentives are recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. These amounts are included in the determination of net sales. Incentives in the form of free product are included in the determination of cost of sales.

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

      MERCHANDISE COSTS:

      In addition to product costs, net of discounts, inbound freight charges; warehousing costs and certain production and operational costs are included in the cost of sales line item of the statements of income.

      SELLING AND ADMINISTRATIVE EXPENSES:

      Included in the selling and administrative line item of the statement of income are office salaries; commissions; freight out; promotion; insurance; professional fees; other selling expenses and other administrative expenses.

      SHIPPING AND HANDLING FEES AND COSTS:

      In accordance with EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs", revenue received from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,358,000 and $1,197,000 for the years ended October 31, 2005 and 2004, respectively is included in selling and administrative expenses.

      RECLASSIFICATIONS:

      Prior years financial statements may have been reclassified to conform with current years presentation.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005. As the Company currently accounts for share-based payments using the intrinsic method as allowed by APB Opinion No.25, adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predetermined at this time because it will depend on levels of share-based payments granted in the future.

      In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

      Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year
      2006). Early adoption is permitted. The Company cannot estimate the impact of this pronouncement at this time.

      DUE FROM BROKER:

      The Company invests in options and future contracts through three brokerage firms. At October 31, 2005, the aggregate amount due to the Company was $2,994,394.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 3 - INVENTORIES:

      Inventories at October 31, 2005 and October 31, 2004 consisted of the following:

                                         2005           2004
                                    ------------    ------------
      Packed coffee                 $  1,276,050    $    668,413
      Green coffee                     2,483,061       1,051,223
      Packaging supplies                 737,467         538,653
                                    ------------    ------------
      Totals                        $  4,496,578    $  2,258,289
                                    ============    ============

NOTE 4 - PROPERTY AND EQUIPMENT:

      Property and equipment at October 31, 2005 and 2004 consisted of the following:

                                                        Estimated
                                                       Useful Life       2005             2004
                                                       ------------   ------------    ------------
      Building and improvements                          30 years     $  1,393,516    $  1,358,506
      Machinery and equipment                             7 years        3,784,129       3,444,305
      Machinery & equip under capital lease               7 years          458,179         458,179
      Automobile                                          3 years           43,617          43,617
      Furniture & fixtures                                7 years          287,035         195,747
                                                                      ------------    ------------
      Totals                                                             5,966,476       5,500,354
      Less accumulated depreciation                                      3,727,524       3,354,418
                                                                      ------------    ------------
                                                                         2,238,952       2,145,936
      Land                                                                 141,000         141,000
                                                                      ------------    ------------
      Totals                                                          $  2,379,952    $  2,286,936
                                                                      ============    ============

      Depreciation expense totaled $373,106 and $363,612 in 2005 and 2004, respectively.

NOTE 5 - LINE OF CREDIT:

      In November 2004, the Company agreed to a new financing arrangement with "Merrill Lynch Business Financial Services Inc." and terminated its prior agreement with `Wells Fargo Business Credit". This new line of credit was originally to be for a maximum $4,000,000, expiring on October 31, 2005 and requiring monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. On January 27, 2005, this agreement was amended to (a) reduce the maximum line to $3,500,000, (b) reduce the interest rate to LIBOR plus 2.15%, which was 6.24% at October 31, 2005.

      In March 2005, this Agreement was further amended to increase the maximum availability under the line of credit to $4,000,000. The expiration date of this agreement was extended to October 31, 2006 and as of October 31, 2005, the Company was in compliance with all financial covenants. In April 2005, the Company entered into an additional term loan - line of credit with Merrill Lynch Business Financial Services, Inc. in order to finance the purchase of roasting equipment. This term loan was paid in full prior to October 31, 2005.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 6 - INCOME TAXES:

      The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31,

                                              2005          2004
                                           ----------    ----------
      Deferred tax assets:
        Accounts receivable                $  168,855    $   61,300
        Inventory                             149,745        75,600
                                           ----------    ----------

                                           $  318,600    $  136,900
                                           ==========    ==========

      Deferred tax liabilities:
        Fixed assets                       $   53,700    $   45,200
                                           ==========    ==========

      The Company believes its net deferred tax asset to be fully realizable based on estimated continuing profitable operations.

      The Company's provision for income taxes in 2005 and 2004, all attributable to continuing operations, consisted of the following:

                                              2005          2004
                                           ----------    ----------
      Federal                              $  591,664    $  468,349
      State and local                         133,989       224,846
                                           ----------    ----------

      Total                                $  725,653    $  693,195
                                           ==========    ==========

      A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                          2005          2004
                                                       ----------    ----------
      US Federal income tax statutory rate                     34%           34%
      State income taxes, net of federal tax benefit            4%            8%
      Other                                                    --%            2%
                                                       ----------    ----------

      Effective tax rate                                       38%           44%
                                                       ==========    ==========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

      OPERATING LEASES:

      a) The Company occupies warehouse facilities under an operating lease, which expired on August 31, 2005. The lease was renewed for another year, expiring on August 31, 2006, at a monthly rental of $7,500. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $90,000 and $59,030 in 2005 and 2004, respectively. Future minimum rental payments under this non-cancelable operating lease in years subsequent to October 31, 2005 are $75,000 in 2006.

      The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

      b) In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado, with an unrelated third party. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

      The aggregate minimum future lease payments for the Colorado location as of October 31, 2005 for each of the next five years and thereafter are as follows:

      October 31,

      2006                                 $    100,093
      2007                                      100,093
      2008                                      100,093
      2009                                      100,093
      2010                                      100,093
      Thereafter                              1,326,232
                                           ------------

                                           $  1,826,697
                                           ------------

      OBLIGATIONS UNDER CAPITAL LEASES:

      The Company is a lessee of machinery and equipment under a capital lease, which expires in July 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term. Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $66,307 and $62,712, for the years ended October 31, 2005 and 2004, respectively.

                  Assets held under capital lease are as follows:

                                              2005          2004
                                           ----------    ----------
      Machinery and equipment              $  458,179    $  458,179
      Less: accumulated depreciation         (239,064)     (172,757)
                                           ----------    ----------

      Total                                $  219,115    $  285,422
                                           ==========    ==========

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued):

      OBLIGATIONS UNDER CAPITAL LEASES (Continued):

      Minimum annual future lease payments under the capital lease for the next year and in the aggregate is $1,329. The interest rate of the capital lease is 7.347% per annum, which approximates the Company's incremental rate of borrowing at the time the lease was entered into.

      LEGAL PROCEEDINGS:

      The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's financial statements in subsequent years.

      401 (K) RETIREMENT PLAN:

      In 2004, the Company began a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated approximately $53,000 and $13,000 for 2005 and 2004, respectively.

      MARKETING AGREEMENT:

      In May 2005, the Company entered into a one-year agreement with a marketing firm to enhance investor/shareholder relationships. The Company will pay the firm $8,000 per month and at closing, issued 10,000 shares of stock valued at $24,650 for services to be rendered.

NOTE 8 - CONCENTRATION OF CREDIT RISK:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts, the balances of which, at times, may exceed Federal insurance limits. Although at October 31, 2005 and 2004 the Company did have cash balances that exceeded the Federal insurance limits, they have not experienced any losses in such accounts and monitor the soundness of the financial institutions on a periodic basis. The net balance of the Company's investments in derivative financial instruments also represents an amount due from broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

      Approximately 28% and 8% of the Company's sales were derived from two customers in 2005. Those customers also accounted for approximately $314,000 and $249,000 of the Company's account receivable balance as of October 31, 2005. Approximately 22% and 11% of the Company's sales were derived from two customers in 2004. Those customers also accounted for approximately $400,000 and $458,000 of the Company's account receivable balance at October 31, 2004. Concentration of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 8 - CONCENTRATION OF CREDIT RISK (Continued):

      Management does not believe that credit risk was significant at October 31, 2005 or 2004.

NOTE 9 - STOCK OPTION PLAN:

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

      As of October 31, 2005, no options had been granted under the Plan.

NOTE 10 - MAJOR VENDORS/RELATED PARTY:

      During fiscal 2005, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 85% of total purchases. Two of these vendors accounted for 43% and 8% of total purchases, respectively. These two vendors accounted for approximately $1,457,000 and $165,000 of the Company's accounts payable at October 31, 2005, respectively.

      During fiscal 2004, substantially all of the Company's purchases were from ten vendors. The ten vendors accounted for 81% of total purchases. Two of these vendors accounted for 34% and 11% of total purchases, respectively. These two vendors accounted for approximately $1,028,000 and $246,000 of the Company's accounts payable at October 31, 2004, respectively.

      In addition, an employee of one of these two vendors is a director of the Company. Purchases from that vendor totaled approximately $12,969,000 and $6,075,000 in 2005 and 2004, respectively. Management believes that all transactions are made at arms length and does not believe that the loss of any one vendor would have a material adverse effect on the Company's operations due to the availability of many alternate suppliers.

NOTE 11 - NON-QUALIFIED DEFERRED COMPENSATION PLAN:

      In January 2005, the Company established the "Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan". Currently, there is only one participant in the plan. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred amounts are invested in a qualified rabbi trust and are classified on the Company's balance sheet as other assets.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

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

      The Company also entered into a 10 year (renewable for an additional 10 years) licensing agreement with Del Monte Corp. for the exclusive right to use the "S&W" and "Il Classico" trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail distribution level. The Company will pay Del Monte Corp. 2% of net revenue generated by the sale of these products.

NOTE 13 - COMMON STOCK:

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

      The offering of 1,400,000 shares, at $5.00 per share, concluded on May 6, 2005 and on June 16, 2005 the underwriters exercised their right to purchase 210,000 additional shares of common stock (the over-allotment option) at the public offering price less the underwriting discount (ten percent). The Company paid $25,000 to Maxim upon the filing of a registration statement for the offering with the United States Securities and Exchange Commission, which amount was split between Joseph Stevens and Maxim. The Company paid to Joseph Stevens and Maxim a non-accountable expense allowance less amounts previously paid to Maxim, equal to three percent of the gross proceeds derived from the public offering. The Company also sold to Joseph Stevens and Maxim for an aggregate of $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The warrants are exercisable for a period of five years and contain provisions for anti-dilution and piggyback registration rights.

      During 2005, a former shareholder returned 89,820 shares of common stock for no consideration.