Form 10-Q
period 2006-01-31
COFFEE HOLDING CO INC
filed 2006-03-17
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: January 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

Commission file number: 001-32491


                            Coffee Holding Co., Inc.
             (Exact name of registrant as specified in its charter)


                    Nevada                               11-2238111
          (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)            Identification No.)


      4401 First Avenue, Brooklyn, New York               11232-0005
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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act). Check one:

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      5,529,830 shares of common stock, par value $0.001 per share outstanding at February 28, 2006

                                                                            PAGE

                                     PART I

Item 1.     Financial Statements ..............................................1

            Condensed Balance Sheets
                January 31, 2006 (unaudited) and October 31, 2005 .............1

            Condensed Statements of Income
                Three Months Ended January 31, 2006 and 2005 (unaudited) ......2

            Condensed Statements of Cash Flows
                Three Months Ended January 31, 2006 and 2005 (unaudited) ......3

            Notes To Condensed Financial Statements (unaudited) ...............4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk .......14

Item 4.     Controls and Procedures ..........................................15

                                     PART II

Item 1.     Legal Proceedings ................................................16

Item 1A.    Risk Factors .....................................................16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ......16

Item 3.     Defaults Upon Senior Securities ..................................16

Item 4.     Submission of Matters to a Vote of Security Holders ..............16

Item 5.     Other Information ................................................16

Item 6.     Exhibits .........................................................16

Signatures ...................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                      JANUARY 31, 2006 AND OCTOBER 31, 2005

                                                                January 31,      October 31,
                                                                   2006             2005
                                                               --------------   --------------
                                                                 (unaudited)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                      $    1,845,600   $      735,468
     Due from broker                                                2,672,863        2,994,394
     Accounts receivable, net of allowance for
       doubtful accounts of $420,349 for 2006 and 2005              4,404,636        5,159,576
     Inventories                                                    3,456,891        4,496,578
     Prepaid expenses and other current assets                        314,923          284,170
     Deferred tax asset                                               269,600          318,600
                                                               --------------   --------------

TOTAL CURRENT ASSETS                                               12,964,513       13,988,786

Property and equipment, at cost, net of accumulated
  depreciation of $3,840,341 and $3,727,524 for 2006
  and 2005, respectively                                            2,341,331        2,379,952
Deposits and other assets                                             210,556          176,575
                                                               --------------   --------------
             TOTAL ASSETS                                      $   15,516,400   $   16,545,313
                                                               ==============   ==============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $    3,392,866   $    4,431,577
     Current portion of obligations under capital lease                    --            1,329
     Line of credit borrowings                                        471,125        1,063,167
     Income taxes payable - current                                   288,114          218,864
                                                               --------------   --------------

TOTAL CURRENT LIABILITIES                                           4,152,105        5,714,937

Income taxes payable - deferred                                        34,000           53,700
Deferred compensation payable                                         169,035          135,054
                                                               --------------   --------------

TOTAL LIABILITIES                                                   4,355,140        5,903,691
                                                               --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share;
       10,000,000 shares authorized; none issued                           --               --
     Common stock, par value $.001 per share;
       30,000,000 shares authorized, 5,529,830 shares
       issued and outstanding for 2006 and 2005                         5,530            5,530
     Additional paid-in capital                                     7,327,023        7,327,023
     Retained earnings                                              3,828,707        3,309,069
                                                               --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                         11,161,260       10,641,622
                                                               --------------   --------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   15,516,400   $   16,545,313
                                                               ==============   ==============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (Unaudited)

                                                         2006              2005
                                                    --------------    --------------
NET SALES                                           $   13,844,845    $    8,060,280

COST OF SALES                                           11,519,402         5,988,013
                                                    --------------    --------------

GROSS PROFIT                                             2,325,443         2,072,267
                                                    --------------    --------------

OPERATING EXPENSES:
   Selling and administrative                            1,282,837         1,268,065
   Officers' salaries                                      135,975           127,321
                                                    --------------    --------------
TOTALS                                                   1,418,812         1,395,386
                                                    --------------    --------------

INCOME FROM OPERATIONS                                     906,631           676,881
                                                    --------------    --------------

OTHER INCOME (EXPENSE)
   Interest income                                          30,566             3,270
   Interest expense                                        (15,459)          (26,470)
                                                    --------------    --------------
                                                            15,107           (23,200)
                                                    --------------    --------------

INCOME BEFORE INCOME TAXES                                 921,738           653,681

   Provision for income taxes                              402,100           251,400
                                                    --------------    --------------

NET INCOME                                          $      519,638    $      402,281
                                                    ==============    ==============

Basic and diluted earnings per share                $          .09    $          .10
                                                    ==============    ==============

Weighted average common shares outstanding:

         Basic                                           5,529,830         3,999,650
                                                    ==============    ==============
         Diluted                                         5,593,250         3,999,650
                                                    ==============    ==============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (Unaudited)

                                                                   2006             2005
                                                              --------------    --------------
OPERATING ACTIVITIES:
     Net income                                               $      519,638    $      402,281
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                             112,817           105,000
           Deferred taxes                                             29,300           (40,600)

     Changes in operating assets and liabilities:
           Due from broker                                           321,531           (66,251)
           Accounts receivable                                       754,940           924,301
           Inventories                                             1,039,687          (728,721)
           Prepaid expenses and other assets                         (64,734)           26,982
           Accounts payable and accrued expenses                  (1,038,711)       (1,576,078)
           Deferred compensation payable                              33,981                --
           Income taxes payable                                       69,250            35,500
                                                              --------------    --------------

Net cash provided by (used in) operating activities                1,777,699          (917,586)
                                                              --------------    --------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                             (74,196)          (14,402)
     Deposits and other assets                                            --            (8,025)
                                                              --------------    --------------

Net cash (used in) investing activities                              (74,196)          (22,427)
                                                              --------------    --------------

FINANCING ACTIVITIES:
     Principal payments on term loan                                      --          (252,000)
     Advances under bank line of credit                           10,317,070         3,480,045
     Principal payments under bank line of credit                (10,909,112)       (2,685,045)
     Principal payments of obligations under capital leases           (1,329)          (38,657)
                                                              --------------    --------------

Net cash (used in) provided by financing activities                 (593,371)          504,343
                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH                                    1,110,132          (435,670)

     Cash, beginning of year                                         735,468           642,145
                                                              --------------    --------------

CASH, END OF PERIOD                                           $    1,845,600    $      206,475
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
     Interest paid                                            $       13,176    $       32,366
                                                              ==============    ==============
     Income taxes paid                                        $      299,321    $      256,500
                                                              ==============    ==============


                  See notes to Condensed Financial Statements.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005
                                   (Unaudited)

NOTE 1 -    BUSINESS ACTIVITIES:

            Coffee Holding Co., Inc. (the "Company") conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company's sales are primarily to customers that are located throughout the United States.

NOTE 2 -    BASIS OF PRESENTATION:

            The interim financial information as of January 31, 2006 and for the three-month periods ended January 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, previously filed with the SEC.

            In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2006, and results of operations and cash flows for the three months ended January 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 3 -    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

            In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the fiscal year beginning November 1, 2006. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company's results of operations or financial position.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005
                                   (Unaudited)

NOTE 3 -    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued):

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding implementation issues related to SFAS No. 123 (R). The Company is required to adopt the provisions of SFAS No. 123 (R) effective from the first interim period starting after December 15, 2005, which in the Company's case will be the quarter beginning February 1, 2006. Management does not believe that the adoption of SFAS No. 123 (R) will have any impact on the Company's results of operations or financial position, as no employee options have been issued to-date.

NOTE 4 -    INVENTORIES:

            Inventories at January 31, 2006 and October 31, 2005 consisted of the following:

                                                January 31,      October 31,
                                                   2006             2005
                                              --------------   --------------
            Packed coffee                     $    1,111,146   $    1,276,050
            Green coffee                           1,568,466        2,483,061
            Packaging supplies                       777,279          737,467
                                              --------------   --------------
            Totals                            $    3,456,891   $    4,496,578
                                              ==============   ==============

NOTE 5 -    HEDGING:

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

            At January 31, 2006, the Company held 350 options (generally with terms of two months or less) covering an aggregate of 13,125,000 pounds of green coffee beans at a price of $1.20 per pound. The fair market value of these options, which was obtained from major financial institutions, was $700,500 at January 31, 2006.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005
                                   (Unaudited)

NOTE 5 -    HEDGING (Continued):

            At January 31, 2005, the Company held 330 options (generally with terms of two months or less) covering an aggregate of 12,375,000 pounds of green coffee beans at prices aggregating $.98, $1.00 and $1.05 per pound. The fair market value of these options, which was obtained from a major financial institution, was $1,012,688 at January 31, 2005.

            The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2005, the Company did not hold any futures contracts.

            At January 31, 2006, the Company held 10 futures contracts for the purchase of 375,000 pounds of coffee at an average price of $1.1820 per pound for April 2006 contracts. The market price of coffee applicable to such contracts was $1.1820 per pound at that date.

            Included in cost of sales and due from broker for the three months ended January 31, 2006 and 2005, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                              Three Months Ended January 31,
                                               2006                   2005
                                          ---------------       ---------------
                  Gross realized gains    $       616,213       $       809,263
                  Gross realized losses   $      (554,449)      $      (296,443)
                  Unrealized gains        $       383,700       $       207,934

NOTE 6 -    LINE OF CREDIT:

            The Company has a line of credit facility with Merrill Lynch Business Financial Services, Inc. up to a maximum amount of $4.0 million with an interest rate at LIBOR plus 2.15%. The facility expires on October 31, 2006. This loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. The Company was in compliance with all financial covenants as of January 31, 2006.

NOTE 7 -    LEGAL PROCEEDINGS:

            The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's results of operations or financial position in future period.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005
                                   (Unaudited)

NOTE 8 -    EARNINGS PER SHARE:

            The Company presents "basic" and "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

                                                    Quarters Ended January 31,
                                                       2006            2005
                                                   ------------    ------------

            Net Income                             $    519,638    $    402,281
                                                   ============    ============

            BASIC EARNINGS:
            Weighted average number of common
              shares outstanding                      5,529,830       3,999,650
                                                   ============    ============

            Basic earnings per common share        $       0.09    $       0.10
                                                   ============    ============

            DILUTED EARNINGS:

            Weighted average number of common
              shares outstanding                      5,529,830       3,999,650
            Warrants - common stock equivalents          63,420               0
                                                   ------------    ------------
            Weighted average number of common
              shares outstanding - as adjusted        5,593,250       3,999,650
                                                   ============    ============

            Diluted earnings per common share      $       0.09    $       0.10
                                                   ============    ============

NOTE 9 -    ECONOMIC DEPENDENCY:

            For the three months ended January 31, 2006, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $3,750,000 and the corresponding accounts receivable at January 31, 2006 from this customer was approximately $719,000.

            For the three months ended January 31, 2005, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $1,839,000 and the corresponding accounts receivable at January 31, 2005 from this customer was approximately $480,000.

            For the three months ended January 31, 2006, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $3,872,000 and $1,154,000 and the corresponding accounts payable to these suppliers at January 31, 2006 were approximately $1,315,000 and $91,000, respectively.

                            COFFEE HOLDING CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005
                                   (Unaudited)

NOTE 9 -    ECONOMIC DEPENDENCY (Continued):

            For the three months ended January 31, 2005, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $2,657,000 and $693,000 and the corresponding accounts payable to these suppliers at January 31, 2005 were approximately $698,000 and $260,000, respectively.

NOTE 10 -   STOCK OPTION PLAN:

            The Company has a stock option plan whereby options may be granted to the Company's directors, officers, other key employees and consultants. The Company has reserved 800,000 shares of common stock for issuance under this plan. As of January 31, 2006 no options have been granted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      o     our ability to obtain additional financing; and

      o other risks which we identify in future filings with the Securities and Exchange Commission.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $48,000.

      o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have reduced operating income by approximately $35,000 for the three months ended January 31, 2006.

      o We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $235,600 could need to be written off if we do not remain profitable.

Comparison of Results of Operations for the Three Months Ended January 31, 2005 and 2006

      Net Income and Earnings Per Share. Net income increased $117,357, or 29.2%, to $519,638 or $.09 per share for the three months ended January 31, 2006 compared to $402,281 or $.10 per share for the three months ended January 31, 2005. The increase in net income primarily reflects increased net sales, offset in part by an increase in cost of sales. While net income increased, earnings per share decreased for the comparable periods because, as a result of our initial public offering in May 2005, we had approximately 40% more shares of common stock outstanding during the three months ended January 31, 2006 than we did during the three months ended January 31, 2005. If the number of outstanding shares of common stock had remained constant, our basic and diluted earnings per share, based on the 3,999,650 shares outstanding during the three months ended January 31, 2005, would have been $.13 per share for the three months ended January 31, 2006.

      Net Sales. Net sales totaled $13,844,845 for the three months ended January 31, 2006, an increase of $5,784,565 or 71.8% from $8,060,280 for the three months ended January 31, 2006. The increase in net sales reflects an increase in pounds of coffee sold due to increased sales of our private label, branded and specialty green coffees. For the quarter, sales of our Cafe Caribe brand, as measured by Information Resources Incorporated data, increased approximately 21.0% over the same period in 2005 due to new distribution and increased promotional activity. The number of our customers in the specialty green coffee area grew approximately 5.7% from 262 customers at January 31, 2005 to 277 customers at January 31, 2006. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the three months ended January 31, 2006 was $11,519,402 or 83.2% of net sales, as compared to $5,988,013 or 74.3% of net sales for the three months ended January 31, 2005. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $5,022,000 due to increased pounds sold and high green coffee prices during the period, an increase in packaging costs associated with the increase in net sales of approximately $203,000, and a decrease in net gains on future contracts of $275,290. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2006. We acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net gains on futures contracts of $445,464 for the three months ended January 31, 2006 compared to $720,754 for the three months ended January 31, 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the three months ended January 31, 2006 was $2,325,443, an increase of $253,176 or 12.2%, from $2,072,267 for the three months ended January 31, 2005. Gross profit as a percentage of net sales decreased by 8.9% to 16.8% for the three months ended January 31, 2006 from 25.7% for the three months ended January 31, 2005. The decrease in our margins is mainly attributable to decreased net gains on future contracts during the three months ended January 31, 2006 compared to the same period the previous year and a 61% increase in robusta coffee prices on the London Robusta Market from the same period last year.

      Operating Expenses. Total operating expenses increased by $23,426 or 1.7% to $1,418,812 for the three months ended January 31, 2006 from $1,395,386 for the three months ended January 31, 2006. Increases in shipping costs, office salaries and professional fees were partially offset by decreases in travel expenses and packaging development costs. The increase in shipping costs was attributable to increased sales. The increase in office salaries reflected new personnel added to assist with the additional administrative duties associated with our increase in net sales. Increased professional costs reflected the fees associated with the failed acquisition of a west coast coffee company. The decrease in packaging development costs was due to the completion in 2005 of our label redesign initiative. The decrease in travel expenses was due to reduced travel by officers during the 2006 period. Officers' salaries remained relatively static at $135,975 for the three months ended January 31, 2006 compared to $127,321 for the three months ended January 31, 2006.

      Other Income. Other income increased $38,307 to $15,107 for the three months ended January 31, 2006 compared to other expense of $23,200 for the three months ended January 31, 2005. The increase was attributable to both an increase in interest income of $27,296 and a decrease in interest expense of $11,011 resulting from the improved cash flow and decreased reliance on line of credit borrowings due to our initial public offering in May 2005.

      Income Before Taxes. We had income of $921,738 before income taxes for the three months ended January 31, 2006 compared to income of $653,681 before income taxes for the three months ended January 31, 2005. The increase was attributable to increased income from operations and decreased other expense.

      Income Taxes. Our provision for income taxes for the three months ended January 31, 2006 totaled $402,100 compared to $251,400 for the three months ended January 31, 2005 as a result of increased income before taxes.

Liquidity and Capital Resources

      As of January 31, 2006, we had working capital of $8,812,408 which represented a $538,559 increase from our working capital of $8,273,849 as of October 31, 2005, and total stockholders' equity of $11,161,260, which increased by $519,638 from our total stockholders' equity of $10,641,622 as of October 31, 2005. Our working capital increased primarily due to an increase of $1,110,132 in cash, a decrease in accounts receivable of $754,940 and a decrease in inventories of $1,039,687, offset in part by a decrease of $1,038,711 in accounts payable and accrued expenses. Obligations under our line of credit borrowings also decreased by $592,042. At January 31, 2006, the outstanding balance on our line of credit was $471,125 compared to $1,063,167 at October 31, 2005. Total stockholders' equity primarily increased due to net income for the quarter.

      As of January 31, 2006, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2006 and requires monthly interest payments at a rate of LIBOR plus 2.15%. This loan is secured by a blanket lien on all of our assets.

      The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of January 31, 2006, we were in compliance with all covenants contained in the credit facility.

      For the three months ended January 31, 2006, our operating activities provided net cash of $1,777,699 as compared to the three months ended January 31, 2005 when net cash used by operating activities was $917,586. The increased cash flow from operations for the three months ended January 31, 2006 was primarily due to an increase of $1,768,408 in cash received from inventories and an increase of $537,367 in accounts payable, offset in part by an increase of $387,782 in the amount due from broker.

      For the three months ended January 31, 2006, our investing activities used net cash of $74,196 as compared to the three months ended January 31, 2005 when net cash used by investing activities was $22,427. The increase in net cash used by investing activities for the 2006 quarter was due to increased purchases of property and equipment which reflected the purchase of equipment in a machinery auction at the Winn Dixie roasting facility and the establishment of a food service operation directly at our Brooklyn facility.

      For the three months ended January 31, 2006, our financing activities used net cash of $593,371 as compared to the three months ended January 31, 2005 when net cash provided by financing activities was $504,343. The decreased cash flow from financing activities was primarily due to increased net cash payments under our line of credit. In addition, during the three months ended January 31, 2005, we used $252,000 to fully pay off a term loan we no longer utilize.

      We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through the next twelve months with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

      Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2006, our debt consisted of $471,125 of variable rate debt under our revolving line of credit. At January 31, 2006, interest on the variable rate debt was payable primarily at 6.71% (or 2.15% above the one-month LIBOR rate) for the revolving line of credit.

      Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 5 of the notes to financial statements in this report. At January 31, 2006 we held 350 options covering an aggregate of 13,125,000 pounds of green coffee beans at a price of $1.20 per pound. The fair market value of these options, which was obtained from major financial institutions, was $700,500 at January 31, 2006. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2006, we held 10 futures contracts for the purchase of 375,000 pounds of coffee at an average price of $1.182 for April 2006 contracts. The market price of coffee applicable to such contracts was $1.182 per pound at that date. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

Item 4.     Controls and Procedures.

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

                          PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings.

      None.

Item 1A.    Risk Factors.

      Not applicable.

Item 2.     Unregistered Sales of Equity in Securities and Use of Proceeds.

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

      During the three months ended January 31, 2006, we did not repurchase any of our common stock. We currently do not have a stock repurchase program in place.

Item 3.     Defaults upon Senior Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      During the three months ended January 31, 2006, no matters were submitted to a vote of security holders.

Item 5.     Other Information.

      None.

Item 6.     Exhibits.

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

                                  Coffee Holding Co., Inc.
                                  ----------------------------------------------
                                  (Registrant)


                                  By: /s/ Andrew Gordon
                                      ------------------------------------------
                                      Andrew Gordon
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

March 16, 2006