Form 10-Q
period 2006-04-30
COFFEE HOLDING CO INC
filed 2006-06-16
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: April 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to _________________

Commission file number:  001-32491


                            Coffee Holding Co., Inc.
             (Exact name of registrant as specified in its charter)


             Nevada                                       11-2238111
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  4401 First Avenue, Brooklyn, New York                   11232-0005
 (Address of principal executive offices)                  (Zip Code)


                                 (718) 832-0800
               (Registrant's telephone number including area code)


                                       N/A
      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). Check one:

  Large accelerated filer [_]  Accelerated filer [_]   Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      5,529,830 shares of common stock, par value $0.001 per share outstanding at May 31, 2006

                                                                                                               PAGE
                                     PART I
Item 1.     Financial Statements..................................................................................1

            Condensed Balance Sheets
                April 30, 2006 (unaudited) and October 31, 2005...................................................1

            Condensed Statements of Income
                Six and Three Months Ended April 30, 2006 and 2005 (unaudited)....................................2

            Condensed Statements of Cash Flows
                Six Months Ended April 30, 2006 and 2005 (unaudited)..............................................3

            Notes To Condensed Financial Statements (unaudited)...................................................4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.............................................................................8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................................15

Item 4.     Controls and Procedures..............................................................................15

                                     PART II

Item 1.     Legal Proceedings ...................................................................................16

Item 1A.    Risk Factors.........................................................................................16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .........................................16

Item 3.     Defaults Upon Senior Securities .....................................................................16

Item 4.     Submission of Matters to a Vote of Security Holders .................................................16

Item 5.     Other Information ...................................................................................17

Item 6.     Exhibits.............................................................................................17

Signatures ......................................................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                            COFFEE HOLDING CO., INC.
                            CONDENSED BALANCE SHEETS
                       APRIL 30, 2006 AND OCTOBER 31, 2005

                                                                                                     April 30,      October 31,
                                                                                                       2006             2005
                                                                                                   ------------     ------------
                                                                                                    (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                                                          $  1,385,412     $    735,468
     Due from broker                                                                                  2,979,951        2,994,394
     Accounts receivable, net of allowance for doubtful accounts of $420,349 for 2006 and 2005        4,259,922        5,159,576
     Inventories                                                                                      3,546,157        4,496,578
     Prepaid expenses and other current assets                                                          505,643          284,170
     Deferred tax asset                                                                                 269,600          318,600
                                                                                                   ------------     ------------

TOTAL CURRENT ASSETS                                                                                 12,946,685       13,988,786

Property and equipment, at cost, net of accumulated depreciation of $3,955,431 and
    $3,727,524 for 2006 and 2005, respectively                                                        2,265,801        2,379,952
Investments in joint ventures                                                                           445,179               --
Deposits and other assets                                                                               266,711          176,575
                                                                                                   ------------     ------------
               TOTAL ASSETS                                                                        $ 15,924,376     $ 16,545,313
                                                                                                   ============     ============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                         $  3,928,823     $  4,431,577
     Current portion of obligations under capital lease                                                      --            1,329
     Line of credit borrowings                                                                          879,712        1,063,167
     Income taxes payable - current                                                                       1,800          218,864
                                                                                                   ------------     ------------

TOTAL CURRENT LIABILITIES                                                                             4,810,335        5,714,937

Deferred compensation payable                                                                           203,015          135,054
Income taxes payable - deferred                                                                          34,000           53,700
                                                                                                   ------------     ------------

TOTAL LIABILITIES                                                                                     5,047,350        5,903,691
                                                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued                   --               --
     Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830
       shares issued and outstanding for 2006 and 2005, respectively                                      5,530            5,530
     Additional paid-in capital                                                                       7,327,023        7,327,023
     Retained earnings                                                                                3,544,473        3,309,069
                                                                                                   ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                                                           10,877,026       10,641,622
                                                                                                   ------------     ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY                                       $ 15,924,376     $ 16,545,313
                                                                                                   ============     ============

                  See notes to condensed financial statements.

                            COFFEE HOLDING CO., INC.
                         CONDENSED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (Unaudited)

                                                       Six Months Ended                   Three Months Ended
                                                            April 30,                          April, 30
                                                      2006             2005              2006              2005
                                                 ------------      ------------      ------------      ------------
NET SALES                                        $ 25,855,773      $ 18,233,510      $ 12,010,928      $ 10,173,230

COST OF SALES                                      22,667,636        13,908,385        11,148,234         7,920,372
                                                 ------------      ------------      ------------      ------------

GROSS PROFIT                                        3,188,137         4,325,125           862,694         2,252,858
                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES:
     Selling and administrative                     2,502,295         2,381,578         1,219,458         1,113,512
     Officers' salaries                               272,180           263,296           136,205           135,975
                                                 ------------      ------------      ------------      ------------
                                                    2,774,475         2,644,874         1,355,663         1,249,487
                                                 ------------      ------------      ------------      ------------
TOTALS

INCOME (LOSS) FROM OPERATIONS                         413,662         1,680,251          (492,969)        1,003,371
                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                     57,289             7,207            26,723             3,937
   Equity in loss of joint venture                     (5,322)               --            (5,322)               --
   Interest expense                                   (38,225)          (63,222)          (22,766)          (36,752)
                                                 ------------      ------------      ------------      ------------
                                                       13,742           (56,015)           (1,365)          (32,815)
                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     427,404         1,624,236          (494,334)          970,556

   Benefit (provision) for income taxes              (192,000)         (623,600)          210,100          (372,200)
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                $    235,404      $  1,000,636      $   (284,234)     $    598,356
                                                 ============      ============      ============      ============

Basic and diluted earnings (loss) per share      $        .04      $        .25      $       (.05)     $        .15
                                                 ============      ============      ============      ============

                  See notes to condensed financial statements.

                            COFFEE HOLDING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (Unaudited)

                                                                          2006             2005
                                                                     ------------      ------------
OPERATING ACTIVITIES:
     Net income                                                      $    235,404      $  1,000,636
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                 227,907           192,347
            Deferred Compensation                                          67,961                --
            Deferred taxes                                                 29,300           (27,400)
            Loss from joint venture                                         5,322                --
         Changes in operating assets and liabilities:
           Due from broker                                                 14,443          (559,855)
           Accounts receivable                                            899,654          (290,042)
           Inventories                                                    950,421          (895,639)
           Prepaid expenses and other current assets                     (221,473)            1,281
           Accounts payable and accrued expenses                         (502,758)         (536,569)
           Other assets                                                   (87,636)               --
           Income taxes payable                                          (217,064)          239,500
                                                                     ------------      ------------

Net cash provided by (used in) operating activities                     1,401,485          (875,741)
                                                                     ------------      ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (113,756)         (345,022)
     Security deposits                                                     (2,500)           (8,025)
     Investment in joint ventures                                        (450,501)               --
                                                                     ------------      ------------

Net cash (used in) investing activities                                  (566,757)         (353,047)
                                                                     ------------      ------------

FINANCING ACTIVITIES:
     Principal payments on term loan                                           --          (252,000)
     Advances under bank line of credit                                20,737,183         4,016,790
     Principal payments under bank line of credit                     (20,920,638)       (2,685,045)
     Principal payments of obligations under capital leases                (1,329)          (79,360)
                                                                     ------------      ------------

Net cash (used in) provided by financing activities                      (184,784)        1,000,385
                                                                     ------------      ------------

NET (DECREASE) INCREASE IN CASH                                           649,944          (228,403)

    Cash, beginning of period                                             735,468           642,145
                                                                     ------------      ------------

CASH, END OF PERIOD                                                  $  1,385,412      $    413,742
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                    $     16,873      $     47,800
                                                                     ============      ============
    Income taxes paid                                                $    185,000      $    155,000
                                                                     ============      ============

                  See notes to condensed financial statements.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2006 AND 2005
                                   (Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

         Coffee Holding Co., Inc. (the "Company"), conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company's sales are primarily to customers that are located throughout the United States. See note 9 for recent activity.

NOTE 2 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2006, its results of operations and its cash flows for the six months ended April 30, 2006 and 2005. Information included in the balance sheet as of October 31, 2005 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

         Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006 or any other period.

NOTE 3 - INVENTORIES:

         Inventories at April 30, 2006 and October 31, 2005 consisted of the following:

                                            April 30,        October 31,
                                               2006             2005
                                           ------------     ------------
            Packed coffee                  $  1,115,152     $  1,276,050
            Green coffee                      1,663,680        2,483,061
            Packaging supplies                  767,325          737,467
                                           ------------     ------------
            Totals                         $  3,546,157     $  4,496,578
                                           ============     ============

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2006 AND 2005
                                   (Unaudited)

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

         At April 30, 2006, the Company held 282 options (generally with terms of two months or less) covering an aggregate of 10,575,000 pounds of green coffee beans at prices of $1.10 and $1.11 per pound. The fair market value of these options, which was obtained from major financial institutions, was $407,175 at April 30, 2006.

         At April 30, 2005, the Company held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $1.20, $1.25 and $1.30 per pound. The fair market value of these options, which was obtained from a major financial institution, was $947,625 at April 30, 2005.

         The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2006 and 2005, the Company did not hold any futures contracts.

         Included in cost of sales and due from broker for the three and six months ended April 30, 2004 and 2003, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

                                                 Three Months Ended April 30,
                                                     2006             2005
                                                 -----------      -----------
               Gross realized gains              $   195,032      $ 1,503,448
               Gross realized losses             $  (106,312)     $(1,539,360)
               Unrealized gains and (losses)     $  (154,399)     $   275,580


                                                   Six Months Ended April 30,
                                                     2006             2005
                                                 -----------      -----------
               Gross realized gains              $   811,245      $ 2,312,711
               Gross realized losses             $  (660,761)     $(1,835,803)
               Unrealized gains and (losses)     $   229,301      $   483,514

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2006 AND 2005
                                   (Unaudited)

NOTE 5 - LINE OF CREDIT:

         The Company has a line of credit facility with Merrill Lynch Business Financial Services, Inc. up to a maximum amount of $4.0 million with an interest rate of LIBOR plus 2.15% which at April 30, 2006 was 7.17%. The facility expires on October 31, 2006. The loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company's officer/shareholders and also requires the Company to comply with various financial covenants. The Company was in compliance with all financial covenants as of April 30, 2006.

NOTE 6 - LEGAL PROCEEDINGS:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's results of operations or financial position in future period.

NOTE 7 - EARNINGS (LOSS) PER SHARE:

         The Company presents "basic" and "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. See Exhibit 11.1 for computation of earnings (loss) per share.

NOTE 8 - ECONOMIC DEPENDENCY:

         For the six months ended April 30, 2006, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $9,217,000 and the corresponding accounts receivable at April 30, 2006 from this customer was approximately $1,002,000.

         For the six months ended April 30, 2005, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $4,839,000 and the corresponding accounts receivable at April 30, 2005 from this customer was approximately $800,000.

         For the six months ended April 30, 2006, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $7,454,000 and $2,662,000 and the corresponding accounts payable to these suppliers at April 30, 2006 were approximately $723,000 and $284,000, respectively.

         For the six months ended April 30, 2005, purchases from two suppliers, were in excess of 10% of the Company's total purchases. Purchases from these suppliers were approximately $5,045,000 and $1,412,000 and the corresponding accounts payable to these suppliers at April 30, 2005 were approximately $1,198,000 and $237,000, respectively.

                            COFFEE HOLDING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2006 AND 2005
                                   (Unaudited)

NOTE 9 - INVESTMENTS IN JOINT VENTURES:

         Cafe La Rica, LLC Investment:

         The Company and Coffee Bean Trading-Roasting LLC ("CBT") have formed a joint venture entity Cafe La Rica, LLC, ("CLR") on March 10, 2006. The purpose of the joint venture entity is to engage in the roasting, packaging and sale of branded coffee products. CLR was funded by an initial contribution of $250,000 by the Company. In addition, the Company will contribute specified equipment valued at approximately $450,000 and CBT will contribute equipment, and inventory of coffee and packaging materials valued at $119,316. The Company and CBT will also contribute their respective intellectual property consisting of licenses for the use of Cafe Caribe Trademark and Cafe La Rica Trademark as per separate licensing agreements. The respective trademarks Cafe Caribe and Cafe La Rica are licensed to CLR as exclusive, non-assignable, non-transferable, royalty free right to use them worldwide in connection with manufacture, packaging, sale, marketing and distribution of the licensed products (as defined) within the Territory (as defined) in the respective agreements. The Company and CBT each will have a 50% membership in the profits and losses of CLR.

         Separate agreements have been entered into between the Company and CLR for the Company to provide administrative services to CLR for a fee, to supply CLR with coffee inventory at fair market prices and to pay CLR a roasting fee for all coffee roasted and sold as one of the Company's proprietary brands, for which CLR will not receive a share of profits. CLR will engage in roasting other non-company brands coffee for which the profits/losses will be shared by both partners.

         Generations Coffee Company LLC Investment:

         The Company and PMD Enterprises, Inc (DBA Caruso's Coffee, ("Caruso") have formed a Limited Liability Company called Generations Coffee Company, LLC ("GCC") effective April 7, 2006. The purpose of GCC is to engage in roasting, packaging and sale of private label specialty coffees for sale and distribution throughout the United States. The initial capital contribution by the Company will be equipment and by Caruso will be use of equipment and plant/warehouse space. These contributions have not yet been made. The Company and Caruso will share in profits and losses in the ratio of 60:40 and initial membership interests will be 600 shares and 400 shares, respectively. The agreement provides for an increase of capital contribution by Caruso to make each partner equal and enjoy a 50% sharing ratio in profits and losses.

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

      Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and increased attendance at trade shows to promote our food service and private label coffee business. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Cafe La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Cafe La Rica brand coffee and other coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. By operating a new production facility in Florida through the Cafe La Rica joint venture, we believe that we will be able to service the Southeastern U.S. markets more effectively and will be in an excellent position to gain market share in the Florida food service market. We believe that the operation of a new facility in Florida will accelerate the significant growth opportunities that the state of Florida has for our Hispanic-targeted brands. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. As of April 30, 2006, Generations Coffee had not conducted any operations.

      As a result of these efforts, we have increased net sales in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we have increased the number of our customers in all three areas.

      Our net sales are also affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda, among others. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces over one-third of the world's green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country's coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, increased green coffee prices also generally result in increased cost of sales. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.

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

      o Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $43,000.

      o Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $35,000 for the three months ended April 30, 2006.

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

Comparison of Results of Operations for the Six Months Ended April 30, 2005 and 2006

      Net Income and Earnings Per Share. Net income decreased $765,232, or 76.5%, to $235,404 or $.04 per share for the six months ended April 30, 2006 compared to $1,000,636 or $.25 per share for the six months ended April 30, 2005. The decrease in net income primarily reflects increased cost of sales and lower margins on our branded and private label offerings due to market conditions and increased promotional activities, offset in part by increased net sales and increased other income. Earnings per share also decreased for the comparable periods because, as a result of our initial public offering in May 2005, we had approximately 40% more shares of common stock outstanding during the six months ended April 30, 2006 than we did during the six months ended April 30, 2005.

      Net Sales. Net sales totaled $25,855,773 for the six months ended April 30, 2006, an increase of $7,622,263 or 41.8% from $18,233,510 for the six months ended April 30, 2005. The increase in net sales reflects an increase in pounds of coffee sold due to increased sales of our private label, branded and specialty green coffees. The number of our customers in the specialty green coffee area grew approximately 2.1% from 280 customers at April 30, 2005 to 286 customers at April 30, 2006. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the six months ended April 30, 2006 was $22,667,636 or 87.7% of net sales, as compared to $13,908,385 or 76.3% of net sales for the six months ended April 30, 2005. The increase in cost of sales reflects increased purchases of green coffee associated with the increase in net sales. Purchases increased $7,010,255 from $11,353,356 to $18,580,150 due to increased pounds sold and higher coffee prices. Cost of sales also increased due to a decrease in net gains on future contracts of $580,637. We acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net gains on futures contracts of $379,785 for the six months ended April 30, 2006 compared to $960,422 for the six months ended April 30, 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the six months ended April 30, 2006 was $3,188,137, a decrease of $1,136,988 or 26.3%, from $4,325,125 for the six months ended April 30, 2005. Gross profit as a percentage of net sales decreased to 12.3% for the six months ended April 30, 2006 from 23.7% for the six months ended April 30, 2005. The decrease in our margins is mainly attributable to decreased net gains on future contracts during the six months ended April 30, 2006 compared to the same period the previous year and an increase in Robusta coffee prices on the London Robusta Market of approximately 32% from the same period last year which negatively affected margins on our leading brand Cafe Caribe, by approximately 16%.

      Operating Expenses. Total operating expenses increased by $129,601 or 4.9% to $2,774,475 for the six months ended April 30, 2006 from $2,644,874 for the six months ended April 30, 2006, primarily due to increases in shipping costs, office salaries and professional fees. The increase in shipping costs was attributable to increased sales as well as higher trucking rates due to fuel surcharges reflecting the higher price of oil. The increase in office salaries reflected new personnel added to assist with the additional administrative duties associated with our increase in net sales. Officers' salaries increased by 3.4% to $272,180 for the six months ended April 30, 2006 compared to $263,296 for the six months ended April 30, 2006. Increased professional costs reflected the formation of our Cafe La Rica and Generations Coffee joint venture. These increases were partially offset by decreases in commissions paid and packaging and development costs. The decrease in commissions paid reflected a higher percentage of green coffee sales which do not customarily have commission expense associated with them. The decrease in packaging development costs was due to the completion in 2005 of our label redesign initiative.

      Other Income. Other income increased by $69,757 to $13,742 for the six months ended April 30, 2006 compared to other expense of $56,015 for the six months ended April 30, 2005. The increase was attributable to both an increase in interest income of $50,082 and a decrease in interest expense of $24,997 resulting from the improved cash flow and decreased reliance on line of credit borrowings due to our initial public offering in May 2005. The increase was partially offset by $5,322, being our share of the loss by our Cafe La Rica joint venture which we formed in March 2006.

      Income Before Taxes. We had income of $427,404 before income taxes for the six months ended April 30, 2006 compared to income of $1,624,346 before income taxes for the six months ended April 30, 2005. The decrease was attributable to decreased income from operations, offset in part by increased other income.

      Income Taxes. Our provision for income taxes for the six months ended April 30, 2006 totaled $192,000 compared to $623,600 for the six months ended April 30, 2005 as a result of decreased income before taxes.

Comparison of Results of Operations for the Three Months Ended April 30, 2005 and 2006

      Net Loss. We had a net loss of $284,234, or ($.05) per share, for the three months ended April 30, 2006 compared to net income of $598,356, or $.15 per share, for the three months ended April 30, 2005. The decrease in net income primarily reflects increased cost of sales and lower margins on our branded and private label offerings due to market conditions and increased promotional activities, offset in part by increased net sales and decreased other expense.

      Net Sales. Net sales totaled $12,010,928 for the three months ended April 30, 2006, an increase of $1,837,698 or 18.1% from $10,173,230 for the three months ended April 30, 2006. The increase in net sales reflects an increase in pounds of coffee sold due to increased sales of our private label, branded and specialty green coffees. The number of our customers in the specialty green coffee area grew approximately 2.1% from 280 customers at April 30, 2005 to 286 customers at April 30, 2006. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

      Cost of Sales. Cost of sales for the three months ended April 30, 2006 was $11,148,234 or 92.8% of net sales, as compared to $7,920,372 or 77.9% of net sales for the three months ended April 30, 2005. The increase in cost of sales reflects increased purchases of green coffee associated with the increase in net sales. Purchases increased $2,667,795 from $6,489,391 to $9,167,186 due to increased pounds sold and higher coffee prices. Cost of sales also increased due to a decrease in net gains on future contracts of $305,347. We acquire futures contracts with longer terms (generally three to six months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net losses on futures contracts of $65,679 for the three months ended April 30, 2006 compared to net gains of $239,668 for the three months ended April 30, 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

      Gross Profit. Gross profit for the three months ended April 30, 2006 was $862,694, a decrease of $1,390,164 or 61.7%, from $2,252,858 for the three months ended April 30, 2005. Gross profit as a percentage of net sales decreased to 7.2% for the three months ended April 30, 2006 from 22.1% for the three months ended April 30, 2005. The decrease in our margins is mainly attributable to net losses on future contracts during the three months ended April 30, 2006 compared to net gains during the same period the previous year and an increase in Robusta coffee prices on the London Robusta Market of approximately 32% from the same period last year, which negatively affected margins on our leading brand, Cafe Caribe, by approximately 16%.

      Operating Expenses. Total operating expenses increased by $106,176 or 8.5% to $1,355,663 for the three months ended April 30, 2006 from $1,249,487 for the three months ended April 30, 2006, primarily due to increases in shipping costs, office salaries and professional fees. The increase in shipping costs was attributable to increased sales. The increase in office salaries reflected new personnel added to assist with the additional administrative duties associated with our increase in net sales. Increased professional costs reflected the formation of our Cafe La Rica and Generations Coffee joint venture. These increases were partially offset by decreases in commissions paid and packaging and development costs. The decrease in commissions paid reflected a higher percentage of green coffee sales which do not customarily have commission expense associated with them. The decrease in packaging development costs was due to the completion in 2005 of our label redesign initiative.

      Other Expense. Other expense decreased $31,450 to $1,365 for the three months ended April 30, 2006 compared to $32,815 for the three months ended April 30, 2005. The decrease was attributable to both an increase in interest income of $22,786 and a decrease in interest expense of $13,986 resulting from the improved cash flow and decreased reliance on line of credit borrowings due to our initial public offering in May 2005. The decrease was partially offset by $5,322, being our share of the loss by our Cafe La Rica joint venture which we formed in March 2006.

      Loss Before Taxes. We had a loss of $494,334 before income taxes for the three months ended April 30, 2006 compared to income of $970,556 before income taxes for the three months ended April 30, 2005. The decrease was attributable to a loss from operations, partially offset by decreased other expense.

      Income Taxes. Our benefit for income taxes for the three months ended April 30, 2006 totaled $210,100 compared to a provision of $372,200 for the three months ended April 30, 2005 as a result of a loss before taxes for the three months ended April 30, 2006.

Liquidity and Capital Resources

      As of April 30, 2006, we had working capital of $8,136,350 which represented a $137,499 decrease from our working capital of $8,273,849 as of October 31, 2005, and total stockholders' equity of $10,877,026, which increased by $235,404 from our total stockholders' equity of $10,641,622 as of October 31, 2005. Our working capital decreased primarily due to a decrease in accounts receivable of $899,654 and a decrease in inventories of $950,421, offset in part by a $649,944 increase in cash, a decrease of $502,758 in accounts payable and accrued expenses and an $183,455 decrease in line of credit borrowings. At April 30, 2006, the outstanding balance on our line of credit was $879,712 compared to $1,063,167 at October 31, 2005. Total stockholders' equity primarily increased due to net income for the six month period.

      As of April 30, 2006, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2006 and requires monthly interest payments at a rate of LIBOR plus 2.15%. This loan is secured by a blanket lien on all of our assets.

      The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of April 30, 2006, we were in compliance with all covenants contained in the credit facility.

      For the six months ended April 30, 2006, our operating activities provided net cash of $1,401,485 as compared to the six months ended April 30, 2005 when net cash used by operating activities was $875,741. The increased cash flow from operations for the six months ended April 30, 2006 was primarily due to increased sales and collections from customers, offset by the increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses, other assets and income taxes payable.

      For the six months ended April 30, 2006, our investing activities used net cash of $566,757 as compared to the six months ended April 30, 2005 when net cash used by investing activities was $353,047. The increase in net cash used by investing activities for the six months ended April 30, 2006 was due to our investment in joint ventures. We believe that our investment in the Cafe La Rica joint venture will enhance our prospects for long term growth by accelerating growth opportunities in the state of Florida and that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past and combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. These increases were partially offset by a decrease in purchases of property and equipment.

      For the six months ended April 30, 2006, our financing activities used net cash of $184,780 as compared to the six months ended April 30, 2005 when net cash provided by financing activities was $1,000,385. The decreased cash flow from financing activities was primarily due to increased net cash payments under our line of credit. We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through the next twelve months with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

      Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2006, our debt consisted of $879,712 of variable rate debt under our revolving line of credit. At April 30, 2006, interest on the variable rate debt was payable primarily at 7.17% (or 2.15% above the one-month LIBOR rate) for the revolving line of credit.

      Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 4 of the notes to financial statements in this report. At April 30, 2006 we held 282 options covering an aggregate of 10,575,000 pounds of green coffee beans at prices of $1.10 and $1.11 per pound. The fair market value of these options, which was obtained from major financial institutions, was $407,175 at April 30, 2006. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.

Item 4. Controls and Procedures.

      Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

      On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share and on June 16, 2005 the underwriters exercised their option to purchase an additional 210,000 shares of our common stock at a price of $5.00 per share. After underwriting discounts and commissions and offering expenses, we received net proceeds of $6,436,016 in the offering, after giving effect to the over-allotment option. We used portions of the proceeds to pay down bank debt, to build up our inventories for sales expansion, to fund our joint ventures and for general corporate purposes, including working capital and capital expenditures. We also intend to use certain proceeds to implement a branded sales and marketing campaign, to purchase equipment for our La Junta, Colorado facility and to grow our food service distribution. As strategic opportunities arise, we may use the proceeds of the offering to fund acquisitions, licensing and other strategic alliances.

      During the three months ended April 30, 2006, we did not repurchase any of our common stock. We currently do not have a stock repurchase program in place.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On April 11, 2006, we held our annual meeting of stockholders. 4,605,571 shares, representing a majority of our issued and outstanding shares of common stock, were represented.

      At the meeting, Andrew Gordon, Daniel Dwyer and Barry Knepper were elected to our Board of Directors for terms expiring at the 2009 annual meeting of stockholders. David Gordon and John Rotelli were elected to our Board of Directors for terms expiring at the 2008 annual meeting of stockholders. Gerard DeCapua and Robert M. Williams were elected to our Board of Directors for terms expiring at the 2007 annual meeting of stockholders. Election of directors was the only proposal at the meeting.

      The proposal submitted to shareholders and the tabulation of votes for the proposal are as follows:

        Election of Directors           Votes For         Votes Withheld
        ---------------------           ---------         --------------
        Gerard DeCapua                  4,573,471             32,100
        Daniel Dwyer                    4,573,471             32,100
        Andrew Gordon                   4,605,571               0
        David Gordon                    4,605,571               0
        Barry Knepper                   4,605,571               0
        John Rotelli                    4,605,571               0
        Robert M. Williams              4,605,571               0

Item 5. Other Information.

      None.

Item 6. Exhibits.

      11.1      Earnings Per Share Calculation

      31.1      Rule 13a - 14(a)/15d - 14a Certification.

      32.1      Section 1350 Certification.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Coffee Holding Co., Inc.
                                        ----------------------------------------
                                        (Registrant)


                                        By: /s/ Andrew Gordon
                                            ------------------------------------
                                            Andrew Gordon
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

June 16, 2006