Form 10QSB
period 2006-07-31
COFFEE HOLDING CO INC
filed 2006-09-08
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2006
OR

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

(718) 832-0800
(Registrant’s telephone number including area code)

                                             N/A
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,529,830 shares of common stock, par value $0.001 per share, outstanding at August 31, 2006

PAGE
PART I — FINANCIAL INFORMATION

i

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED BALANCE SHEETS
JULY 31, 2006 AND OCTOBER 31, 2005

	July 31, 2006	October 31, 2005
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,039,506	$735,468
Due from brokers	3,170,874	2,994,394
Accounts receivable, net of allowance for doubtful accounts of $425,770 and $420,349 for 2006 and 2005, respectively	5,067,933	5,159,576
Inventories	4,214,884	4,496,578
Prepaid expenses and other current assets	568,832	284,170
Deferred tax asset	245,000	318,600
TOTAL CURRENT ASSETS	16,307,029	13,988,786

Property and equipment, at cost, net of accumulated depreciation of $4,056,485 and $3,727,524 for 2006 and 2005, respectively	2,208,631	2,379,952
Investment in joint ventures	614,394	-
Deposits and other assets	366,669	176,575
TOTAL ASSETS	$19,496,723	$16,545,313

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,625,829	$4,431,577
Line of credit borrowings	3,562,549	1,063,167
Current portion of obligations under capital lease	-	1,329
Income taxes payable - current	-	218,864
TOTAL CURRENT LIABILITIES	8,188,378	5,714,937

Deferred compensation payable	225,669	135,054
Income taxes payable - deferred	26,200	53,700
TOTAL LIABILITIES	8,440,247	5,903,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued and outstanding for 2006 and 2005, respectively	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	3,723,923	3,309,069
TOTAL STOCKHOLDERS’ EQUITY	11,056,476	10,641,622
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,496,723	$16,545,313

See Notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July, 31

	2006	2005	2006	2005
NET SALES	$37,714,354	$29,016,190	$11,858,581	$10,782,680

COST OF SALES	32,584,566	23,657,607	9,916,930	9,749,222

GROSS PROFIT	5,129,788	5,358,583	1,941,651	1,033,458

OPERATING EXPENSES:
Selling and administrative	3,916,707	3,801,669	1,414,412	1,420,090
Bad debt expense	5,421	270,000	5,421	270,000
Officers’ salaries	408,155	399,271	135,975	135,975
TOTALS	4,330,283	4,470,940	1,555,808	1,826,065

INCOME (LOSS) FROM OPERATIONS	799,505	887,643	385,843	(792,607)

OTHER INCOME (EXPENSE)
Interest income	90,907	25,426	33,618	18,219
Equity in loss of joint venture	(74,611)	-	(69,289)	-
Interest expense	(80,951)	(88,130)	(42,726)	(24,908)
	(64,655)	(62,704)	(78,397)	(6,689)

INCOME (LOSS) BEFORE INCOME TAXES	734,850	824,939	307,446	(799,296)

(Provision) benefit for income taxes	(319,996)	(272,179)	(127,996)	351,421

NET INCOME (LOSS)	$414,854	$552,760	$179,450	$(447,875)

Basic and diluted earnings (loss) per share	$.08	$.12	$.03	$(.08)

See Notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income	$414,854	$552,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	328,962	281,409
Bad debts	5,421	270,000
Deferred taxes	46,100	(77,000)
Loss from joint venture	74,611	-
Changes in operating assets and liabilities:
Due from brokers	(176,480)	(1,281,036)
Accounts receivable	86,222	(334,705)
Inventories	281,694	(1,301,542)
Prepaid expenses and other current assets	(284,662)	266,425
Accounts payable and accrued expenses	194,252	(1,977,786)
Other assets	(99,479)	-
Income taxes payable	(218,864)	(160,000)
Net cash provided by (used in) operating activities	652,631	(3,761,475)

INVESTING ACTIVITIES:
Purchases of property and equipment	(157,641)	(357,936)
Security deposits	-	(8,025)
Investment in joint ventures	(689,005)	-
Net cash (used in) investing activities	(846,646)	(365,961)

FINANCING ACTIVITIES:
Principal payments on term loan	-	(252,000)
Advances under bank line of credit	31,322,458	17,315,427
Net proceeds from IPO	-	6,436,016
Principal payments under bank line of credit	(28,823,076)	(18,672,311)
Principal payments of obligations under capital leases	(1,329)	(107,699)
Net cash provided by financing activities	2,498,053	4,719,433

NET INCREASE IN CASH	2,304,038	591,997

Cash, beginning of year	735,468	642,145

CASH, END OF PERIOD	$3,039,506	$1,234,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$36,034	$81,495
Income taxes paid	$269,784	$297,145

See Notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2006 AND 2005
(Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States. See Note 9 for recent activity.

NOTE 2 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2006, its results of operations and its cash flows for the nine months ended July 31, 2006 and 2005. Information included in the balance sheet as of October 31, 2005 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005 (the “Form 10-KSB”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006 or any other period.

NOTE 3 - INVENTORIES:

Inventories at July 31, 2006 and October 31, 2005 consisted of the following:

	July 31, 2006	October 31, 2005
Packed coffee	$1,269,290	$1,276,050
Green coffee	2,180,668	2,483,061
Packaging supplies	764,926	737,467
Totals	$4,214,884	$4,496,578

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2006 AND 2005
(Unaudited)

NOTE 4 - HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company does not defer such gains and losses since its positions are not considered hedges for financial reporting purposes. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

At July 31, 2006, the Company held 243 options (generally with terms of two months or less) covering an aggregate of 9,112,500 pounds of green coffee beans at prices of $.975 and $1.10 per pound. The fair market value of these options, which was obtained from major financial institutions, was $487,961 at July 31, 2006.

At July 31, 2005, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at a price of $1.05 per pound. The fair market value of these options, which was obtained from a major financial institution, was $84,375 at July 31, 2005.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At July 31, 2006, the Company held 58 futures contracts for the purchase of 2,175,000 pounds of coffee at prices ranging from $.9755 up to $.9930 per pound for September 2006 contracts. The market price of coffee applicable to such contracts was $.995 per pound at that date.

At July 31, 2005, the Company held 192 futures contracts for the purchase of 7,200,000 pounds of coffee at prices ranging from $.9975 up to $1.15 per pound for September 2005 contracts. The market price of coffee applicable to such contracts was $1.02 per pound at that date.

Included in cost of sales and due from brokers for the three and nine months ended July 31, 2006 and 2005, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2006	2005
Gross realized gains	$758,664	$444,543
Gross realized losses	$(684,232)	$(383,584)
Unrealized gains and (losses)	$89,206	$(767,089)

	Nine Months Ended July 31,
	2006	2005
Gross realized gains	$1,569,909	$2,757,254
Gross realized losses	$(1,344,993)	$(2,219,387)
Unrealized gains and (losses)	$307,397	$(283,575)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2006 AND 2005
(Unaudited)

NOTE 5 - LINE OF CREDIT:

The Company has a line of credit facility with Merrill Lynch Business Financial Services, Inc. up to a maximum amount of $4.0 million with an interest rate of LIBOR plus 2.15% which at July 31, 2006 was 7.55%. The facility expires on October 31, 2006. The loan is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders and also requires the Company to comply with various financial covenants. The Company was in compliance with all financial covenants as of July 31, 2006.

NOTE 6 - LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s results of operations or financial position in future periods.

NOTE 7 -  EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

NOTE 8 - ECONOMIC DEPENDENCY:

For the nine months ended July 31, 2006, sales to one customer was in excess of 10% of the Company’s total sales. Sales to this customer were approximately $13,370,000 and the corresponding accounts receivable at July 31, 2006 from this customer was approximately $1,009,000.

For the nine months ended July 31, 2005, sales to one customer were in excess of 10% of the Company’s total sales. Sales to this customer were approximately $8,690,000 and the corresponding accounts receivable at July 31, 2005 from this customer was approximately $944,000.

For the nine months ended July 31, 2006, purchases from two suppliers were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $11,718,000 and $3,827,000 and the corresponding accounts payable to these suppliers at July 31, 2006 were approximately $934,000 and $94,000, respectively.

For the nine months ended July 31, 2005, purchases from one supplier were in excess of 10% of the Company’s total purchases. Purchases from this supplier were approximately $10,487,000 and the corresponding accounts payable to this supplier at July 31, 2005 was approximately $188,000.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2006 AND 2005
(Unaudited)

NOTE 9 -  INVESTMENT IN JOINT VENTURES:

Café La Rica, LLC Investment:

The Company and Coffee Bean Trading-Roasting LLC (“CBT”) formed a limited liability company called Café La Rica, LLC (“CLR”) on March 10, 2006. The purpose of CLR is to engage in the roasting, packaging and sale of branded and food service coffee products in the Southeastern United States coffee markets. CLR was funded by an initial contribution of $250,000 by the Company. In addition, the Company contributed specified equipment valued at approximately $335,000 and CBT contributed equipment and inventory of coffee and packaging materials valued at $119,316. The Company and CBT also entered into separate trademark licensing agreements with CLR for the use of the Café Caribe trademark and the Café La Rica trademark. The respective trademarks Café Caribe and Café La Rica are licensed to CLR as exclusive, non-assignable, non-transferable, royalty free rights to use them worldwide in connection with the manufacture, packaging, sale, marketing and distribution of the licensed products (as defined) within the territory (as defined) in the respective agreements. The Company and CBT each have a 50% membership in the profits and losses of CLR.

Separate agreements have been entered into between the Company and CLR for the Company to provide administrative services to CLR for a fee, to supply CLR with coffee inventory at fair market prices and to pay CLR a roasting fee for all coffee roasted and sold as one of the Company’s proprietary brands, for which CLR will not receive a share of profits. CLR will engage in roasting other non-company brands coffee for which the profits and losses will be shared by both partners.

Generations Coffee Company LLC Investment:

The Company and PMD Enterprises, Inc. (DBA Caruso’s Coffee) (“Caruso”) formed a limited liability company called Generations Coffee Company, LLC (“GCC”) on April 7, 2006. The purpose of GCC is to engage in the roasting, packaging and sale of private label specialty coffees for sale and distribution throughout the United States. The initial capital contribution by the Company will be equipment and by Caruso will be use of equipment and plant/warehouse space. The Company has made an initial deposit on a piece of equipment in the amount of $103,296 as of July 31, 2006. The Company and Caruso will share in profits and losses in the ratio of 60:40 and initial membership interests are 600 shares and 400 shares, respectively. GCC’s operating agreement provides that, in the event Caruso makes additional capital contributions, the sharing ratio in profits and losses will be adjusted so that the Company and Caruso will each have a 50% interest in GCC. As of July 31, 2006, GCC had not conducted any operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note on Forward Looking Statements

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•	the impact of rapid or persistent fluctuations in the price of coffee beans;

•	fluctuations in the supply of coffee beans;

•	general economic conditions and conditions which affect the market for coffee;

•     our success in implementing our business strategy or introducing new products;

•     our ability to attract and retain customers;

•     our success in expanding our market presence in new geographic regions;

•	the effects of competition from other coffee manufacturers and other beverage alternatives;

•	changes in tastes and preferences for, or the consumption of, coffee;

•	our ability to obtain additional financing; and

•	other risks which we identify in future filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Our operations have primarily focused on the following areas of the coffee industry:

•	the sale of wholesale specialty green coffee;

•	the roasting, blending, packaging and sale of private label coffee; and

•	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

•	our ability to retain existing customers and attract new customers;

•	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

•	our ability to manage inventory and fulfillment operations and maintain gross margins.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and increased attendance at trade shows to promote our food service and private label coffee business. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. By operating a new production facility in Florida through the Cafe La Rica joint venture, we believe that we will be able to service the Southeastern United States markets more effectively and will be in an excellent position to gain market share in the Florida food service and Hispanic coffee markets. We believe that the operation of a new facility in Florida will accelerate the significant growth opportunities that the state of Florida has for our Hispanic-targeted brands. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. As of July 31, 2006, Generations Coffee had not conducted any operations.

As a result of these efforts, we have increased net sales in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we have increased the number of our customers in all three areas.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda, among others. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces over one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee and generally have not had a material effect on our results of operations, liquidity and capital resources. Because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, increased green coffee prices also generally result in increased cost of sales. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. Increased green coffee prices cause our margins to shrink to the extent we are unable to pass the full amount of increase through to our customers.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

•
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $55,000.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $42,000 for the three months ended July 31, 2006.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $218,800 could need to be written off if we do not remain profitable.

Comparison of Results of Operations for the Three Months Ended July 31, 2005 and 2006

Net Income. We had net income of $179,450, or $.03 per share, for the three months ended July 31, 2006 compared to a net loss of $447,875, or ($.08) per share, for the three months ended July 31, 2005. The increase in net income primarily reflects increased gross profit and decreased operating expenses. This increase was partially offset by a $71,708 increase in other expense, $69,289 of which was attributable to a loss by our Café La Rica joint venture. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

Net Sales. Net sales totaled $11,858,581 for the three months ended July 31, 2006, an increase of $1,075,901 or 10.0% from $10,782,680 for the three months ended July 31, 2006. The increase in net sales reflects an increase in pounds of coffee sold due to increased sales of our private label, branded and specialty green coffees. The number of our customers in the specialty green coffee area grew approximately 7% from 290 customers at July 31, 2005 to 310 customers at July 31, 2006. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area.

Cost of Sales. Cost of sales for the three months ended July 31, 2006 was $9,916,930 or 83.6% of net sales, as compared to $9,749,222 or 90.4% of net sales for the three months ended July 31, 2005. The increase in cost of sales reflects increased purchases of green coffee associated with the increase in net sales and an increase in the price of robusta coffee on the London Robusta Market. Purchases increased $1,479,752 from $7,717,080 to $9,196,832 due to increased pounds sold. The increase in coffee purchases was partially offset by an increase in net gains on future contracts of $869,768. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net gains on futures contracts of $163,638 for the three months ended July 31, 2006 compared to net losses of $706,130 for the three months ended July 31, 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

Gross Profit. Gross profit for the three months ended July 31, 2006 was $1,941,651, an increase of $908,193 or 87.9%, from $1,033,458 for the three months ended July 31, 2005. Gross profit as a percentage of net sales increased to 16.4% for the three months ended July 31, 2006 from 9.6% for the three months ended July 31, 2005. The increase in our margins is primarily attributable to net gains on future contracts during the three months ended July 31, 2006 compared to net losses during the same period the previous year. Excluding the impact of futures contracts, gross profit as a percentage of sales was 15.0% and 16.1% for 2006 and 2005, respectively. During the period, our net margins continued to be negatively impacted by an increase in robusta coffee prices on the London Robusta Market. While the price of Arabica coffee on the New York Arabica Market decreased approximately 18% from mid-April 2006 to the end of July 2006, robusta coffee prices on the London Robusta Market have increased by approximately 26% since July 2005. As a result, the margins on our espresso brands (Café Caribe, Café Supremo and Via Roma) continued to be negatively impacted. The increased cost of robusta coffee could not be offset by price increases or substitutions of other coffees in these blends. In addition, we continued to promote these brands during the period, which further exacerbated the situation of lower margins due to higher robusta costs. These factors negatively affected margins on our leading brand, Café Caribe, by approximately 16%.

Operating Expenses. Total operating expenses decreased by $270,257 or 14.8% to $1,555,808 for the three months ended July 31, 2006 from $1,826,065 for the three months ended July 31, 2005. The decrease in operating expenses primarily reflects a decrease in bad debt expense, repairs and maintenance expense and advertising expense. This decrease was partially offset by increases in shipping costs, office salaries and insurance expense. The increase in shipping costs was attributable to increased sales as well as higher trucking rates due to fuel surcharges reflecting the higher price of oil. The increase in office salaries reflected new personnel added to assist with the additional administrative duties associated with our increase in net sales. The increased insurance expense was due to higher insurance premiums resulting from increased sales volume as well as higher costs associated with insuring product stored in New Orleans following Hurricane Katrina.

Other Expense. Other expense increased $71,708 to $78,397 for the three months ended July 31, 2006 compared to $6,689 for the three months ended July 31, 2005. The increase in other expense was primarily due to a loss by our Café La Rica joint venture. Our share of the loss by the joint venture equaled $69,289. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

Income Before Taxes. We had income of $307,446 before income taxes for the three months ended July 31, 2006 compared to a loss of $799,296 before income taxes for the three months ended July 31, 2005. The increase was attributable to increased income from operations, partially offset by increased other expense.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2006 totaled $127,996 compared to a benefit of $351,421 for the three months ended July 31, 2005 as a result of income before taxes for the three months ended July 31, 2006 compared to a loss before taxes for the three months ended July 31, 2005.

Comparison of Results of Operations for the Nine Months Ended July 31, 2005 and 2006

Net Income and Earnings Per Share. Net income decreased $137,906, or 24.9%, to $414,854 or $.08 per share for the nine months ended July 31, 2006 compared to $552,760 or $.12 per share for the nine months ended July 31, 2005. The decrease in net income primarily reflects increased cost of sales and lower margins on our branded and private label offerings due to market conditions, increased promotional activities and an equity loss in our Café La Rica joint venture, offset in part by increased net sales and decreased operating expenses. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

Net Sales. Net sales totaled $37,714,354 for the nine months ended July 31, 2006, an increase of $8,698,164 or 30.0% from $29,016,190 for the nine months ended July 31, 2005. The increase in net sales reflects an increase in pounds of coffee sold due to increased sales of our private label, branded and specialty green coffees. The number of our customers in the specialty green coffee area grew approximately 7% from 290 customers at July 31, 2005 to 310 customers at July 31, 2006. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area.

Cost of Sales. Cost of sales for the nine months ended July 31, 2006 was $32,584,566 or 86.4% of net sales, as compared to $23,657,607 or 81.5% of net sales for the nine months ended July 31, 2005. The increase in cost of sales reflects increased purchases of green coffee associated with the increase in net sales, increased freight in costs and an increase in the price of robusta coffee on the London Robusta Market. Purchases increased by $8,490,007 from $19,387,063 to $27,877,070 due to increased pounds sold. Freight in costs increased by $61,104 from $290,569 for the nine months ended July 31, 2005 to $351,673 for the nine months ended July 31, 2006. These increases were partially offset by an increase in net gains on future contracts of $278,021. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net gains on futures contracts of $532,313 for the nine months ended July 31, 2006 compared to $254,292 for the nine months ended July 31, 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

Gross Profit. Gross profit for the nine months ended July 31, 2006 was $5,129,788, a decrease of $228,795 or 4.3%, from $5,358,583 for the nine months ended July 31, 2005. Gross profit as a percentage of net sales decreased to 13.6% for the nine months ended July 31, 2006 from 18.5% for the nine months ended July 31, 2005. During the period, our net margins continued to be negatively impacted by an increase in robusta coffee prices on the London Robusta Market, which have increased 26% since July 2005. As a result, the margins on our espresso brands (Café Caribe, Café Supremo and Via Roma) continued to be negatively impacted. The increased cost of robusta coffee could not be offset by price increases or substitutions of other coffees in these blends. In addition, we continued to promote these brands during the period, which further exacerbated the situation of lower margins due to higher robusta costs. These factors negatively affected margins on our leading brand, Café Caribe, by approximately 16%.

Operating Expenses. Total operating expenses decreased by $140,657 or 3.1% to $4,330,283 for the nine months ended July 31, 2006 from $4,470,940 for the nine months ended July 31, 2006. The decrease in operating expenses primarily reflects a decrease in bad debt expense, commission expense and advertising expense. The decrease in commissions paid reflected a higher percentage of green coffee sales which do not customarily have commission expense associated with them. These decreases were partially offset by increases in shipping costs, office salaries and insurance. The increase in shipping costs was attributable to increased sales as well as higher trucking rates due to fuel surcharges reflecting the higher price of oil. The increase in office salaries reflected new personnel added to assist with the additional administrative duties associated with our increase in net sales. The increase in insurance expense was due to higher premiums resulting from increased sales volume as well as higher costs associated with insuring product stored in New Orleans following Hurricane Katrina.

Other Expense. Other expense increased by $1,951 to $64,655 for the nine months ended July 31, 2006 compared to other expense of $62,704 for the nine months ended July 31, 2005. While interest income increased and interest expense decreased between the two periods, other expense for the nine months ended July 31, 2006 was adversely affected by a loss by our Café La Rica joint venture. Our share of the loss equaled $74,611. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type. Increased interest income of $65,481 and decreased interest expense of $7,179 resulted from improved cash flow and decreased reliance on line of credit borrowings due to our initial public offering in May 2005.

Income Before Taxes. We had income of $734,850 before income taxes for the nine months ended July 31, 2006 compared to income of $824,939 before income taxes for the nine months ended July 31, 2005. The decrease was attributable to decreased income from operations, including the loss by the Café La Rica joint venture.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2006 totaled $319,996 compared to $272,179 for the nine months ended July 31, 2005 as a result of additional state taxes which were not recorded in the prior period.

Liquidity and Capital Resources

As of July 31, 2006, we had working capital of $8,118,651 which represented a $155,198 decrease from our working capital of $8,273,849 as of October 31, 2005, and total stockholders’ equity of $11,056,476, which increased by $434,854 from our total stockholders’ equity of $10,641,622 as of October 31, 2005. Our working capital decreased primarily due to an increase in line of credit borrowings of $2,499,382, a decrease in inventories of $281,694, an increase in accounts payable and accrued expenses of $194,252 and a decrease in accounts receivable of $91,643, offset in part by a $2,304,038 increase in cash, a $284,662 increase in prepaid expenses and other current assets, a decrease in current income taxes payable of $218,864 and an increase of $176,480 due from brokers. At July 31, 2006, the outstanding balance on our line of credit was $3,562,549 compared to $1,063,167 at October 31, 2005. Total stockholders’ equity primarily increased due to net income for the nine month period.

As of July 31, 2006, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2006 and requires monthly interest payments at a rate of LIBOR plus 2.15%. This loan is secured by a blanket lien on all of our assets.

The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of July 31, 2006, we were in compliance with all covenants contained in the credit facility.

For the nine months ended July 31, 2006, our operating activities provided net cash of $652,631 as compared to the nine months ended July 31, 2005 when net cash used by operating activities was $3,761,475. The increased cash flow from operations for the nine months ended July 31, 2006 was primarily due to increased sales and collections from customers and decreased inventories, partially offset by an increase in prepaid expenses and other current assets and due from brokers.

For the nine months ended July 31, 2006, our investing activities used net cash of $846,646 as compared to the nine months ended July 31, 2005 when net cash used by investing activities was $365,961. The increase in net cash used by investing activities for the nine months ended July 31, 2006 was due to our investment in joint ventures, partially offset by a decrease in purchases of property and equipment. We believe that our investment in the Cafe La Rica joint venture will enhance our prospects for long term growth by accelerating growth opportunities in the state of Florida and that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past and combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

For the nine months ended July 31, 2006, our financing activities provided net cash of $2,498,053 as compared to the nine months ended July 31, 2005 when net cash provided by financing activities was $4,719,433. The decreased cash flow from financing activities reflects the receipt of net proceeds of $6,434,016 from our public offering in May 2005 and the exercise of the underwriters over-allotment option in June 2005. The decreased cash flow from operations also reflects increased net cash payments under our line of credit. We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through the next twelve months with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2006, our debt consisted of $3,562,549 of variable rate debt under our revolving line of credit. At July 31, 2006, interest on the variable rate debt was payable at 7.55% (or 2.15% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 4 of the notes to financial statements in this report. At July 31, 2006 we held 243 options covering an aggregate of 9,112,500 pounds of green coffee beans at prices of $.975 and $1.10 per pound. The fair market value of these options, which was obtained from major financial institutions, was $487,961 at July 31, 2006. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2006, we held 58 futures contracts for the purchase of 2,175,000 pounds of coffee at prices ranging from $.9975 to $.9930 per pound for September 2006 contracts. The market price of coffee applicable to such contracts was $.995 per pound at that date. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. Increased green coffee prices cause our margins to shrink to the extent we are unable to pass the full amount of increase through to our customers. During the quarter, our net margins continued to be negatively impacted by an increase in robusta coffee prices on the London Robusta Market. While the price of Arabica coffee on the New York Arabica Market decreased approximately 18% from mid-April 2006 to the end of July 2006, robusta coffee prices on the London Robusta Market have increased by approximately 26% since July 2005. As a result, the margins on our espresso brands (Café Caribe, Café Supremo and Via Roma) continued to be negatively impacted. The increased cost of robusta coffee could not be offset by price increases or substitutions of other coffees in these blends. In addition, we continued to promote these brands during the period, which further exacerbated the situation of lower margins due to higher robusta costs. These factors negatively affected margins on our leading brand, Café Caribe, by approximately 16%.

Item 4. Controls and Procedures.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to various legal proceedings that, in our opinion, are routine in nature and will not have a material adverse effect on our results of operations or financial position in future periods.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended July 31, 2006, no matters were submitted to a vote of security holders.

Item 5. Other Information.

None.

Item 6. Exhibits.
11.1	Earnings Per Share Calculation.
31.1	Rule 13a - 14(a)/15d - 14a Certification.
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.
(Registrant)

September 8, 2006	By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer