Form 10-K
period 2006-10-31
COFFEE HOLDING CO INC
filed 2007-01-29
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file No. 333-00588-NY

COFFEE HOLDING CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 First Avenue, Brooklyn, New York (Address of principal executive offices)	11232-0005 (Zip Code)

Registrant’s telephone number, including area code: (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the American Stock Exchange on April 28, 2006, was $14,807,062.

As of December 29, 2006, the registrant had 5,529,830 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by Reference

Portions of the registrant’s proxy statement for the 2007 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2006, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General Overview

Products and Operations. We are an integrated wholesale coffee roaster and dealer in the United States. Our core products can be divided into three categories:

•	Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

•
Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

•	Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven brand names in different segments of the market.

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

We were founded and incorporated in New York State in 1971 and have been a family operated business for over 30 years. In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation. In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange under the symbol “JVA.” Our fiscal year ends on October 31.

Our corporate offices are located at 4401 First Avenue, Brooklyn, New York 11232. Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com.

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our East Coast location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier Roasters’ La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters’ coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations in the Western United States. By operating out of two facilities, we have gained new economies of scale in both manufacturing and logistical efficiencies and are confident that we can compete aggressively throughout the United States. These two facilities allow us to reduce our freight and shipping costs to the Western United States, thereby enabling us to be more competitive in bidding for new business. In addition, our presence in Colorado has increased the number of potential customers we have because of our proximity to the West Coast.

In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. In April 2006, the Company and Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

Positioned to Profitably Grow Through Varying Cycles of the Coffee Market. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points. While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

•	Retail branded coffee;

•	Retail private label coffee

•	Wholesale specialty green and gourmet whole bean coffees;

•	Food service;

•	Instant coffees; and

•	Niche products.

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

Wholesale Green Coffee Market Presence. As a large roaster/dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 93% from 150 to 290. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast. In addition, although we do not have any formalized, material agreements or long-term contracts with it, we have a 16-year relationship with Green Mountain Coffee Roasters, our largest wholesale green coffee customer. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry. We have been a family operated business for three generations. Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President - Operations, have worked with Coffee Holding for 24 and 26 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which will engage in the roasting, packaging and sale of private label specialty coffee products. We intend to further expand the market presence of our branded products outside our primary Northeastern United States market through other acquisitions and strategic alliances as opportunities arise.

Grow Our Café Caribe Product. The Hispanic population in the United States is growing at nine times the average rate and now represents the largest minority demographic in the United States, according to 2000 census data. We believe there is significant opportunity for our Café Caribe brand to gain market share among Hispanic consumers in the United States. Café Caribe, which has historically been our leading brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers.

Further Market Penetration of Our Niche Products. We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

•	Specialty blends;

•	Private label “value” blends and trial-sized mini-brick packages;

•	Specialty instant coffees;

•	Instant cappuccinos and hot chocolates; and

•	Tea line products.

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

Our Core Products

Our core products can be divided into three categories:

•	Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

•
Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

•	Branded Coffee: coffee roasted and blended to our own specifications and sold under our seven brand names in different segments of the market.

Wholesale Green Coffee. The specialty green coffee market represents the fastest growing area of our industry. The number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium in the marketplace. As a large roaster/dealer of green coffee, we are favorably positioned to increase our specialty coffee sales. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over 70 different varieties. Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) depending on the size and need of the customer. We believe that we can increase sales of wholesale green coffee without venturing into the highly competitive retail specialty coffee environment and that we can be as profitable or more profitable than our competition in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2006, we supplied coffee under approximately 47 different labels to wholesalers and retailers, including Supervalu, C&S Wholesale and Nash Finch, three of the largest grocery wholesalers in North America according to Private Label Magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in Brooklyn, New York and La Junta, Colorado. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually owned stores throughout the United States.

We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W and IL CLASSICO trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. For further information regarding our trademark rights, see “Business-Trademarks.”

Each of our name brands is directed at a particular segment of the coffee market. Our branded coffees are:

•	Café Caribe is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, the Hispanic consumer market;

•	S&W is an upscale canned coffee established in 1921 and includes Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, Mellow'd Roast and IL CLASSICO lines;

•	Café Supremo is a specialty espresso that targets espresso drinkers of all backgrounds and tastes. It is designed to introduce coffee drinkers to the tastes of dark roasted coffee;

•
Don Manuel is produced from the finest 100% Colombian coffee beans. Don Manuel is an upscale quality product which commands a substantial premium compared to the more traditional brown coffee blends. We also use this known trademark in our food service business because of the high brand quality;

•
Fifth Avenue is a blended coffee that has become popular as an alternative for consumers who purchase private label or national branded coffee. We also market this brand to wholesalers who do not wish to undertake the expense of developing a private label coffee program under their own name;

•	Via Roma is an Italian espresso targeted at the more traditional espresso drinker; and

•	Il CLASSICO is an S&W brand espresso product.

Other Products

We also offer several niche products, including:

•	trial-sized mini-brick coffee packages;

•	specialty instant coffees;

•	instant cappuccinos and hot chocolates; and

•	tea line products.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.43 to $1.45. The price for coffee beans on the commodities market as of October 31, 2006 was $1.08 per pound. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price. Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee. All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. In fiscal 2006, substantially all of our green coffee purchases were from ten suppliers, which accounted for approximately $35.3 million, or 77% of our total product purchases. One of these suppliers, Rothfos Corporation, accounted for approximately $13.8 million, or 30% of our total product purchases. An employee of Rothfos Corporation is one of our directors. Another of these suppliers, Atlantic (USA) Inc., accounted for approximately $4.8 million, or 10% of our total product purchases. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. See “Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risks.”

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

Customers

We sell our private label and our branded coffee to three of the largest wholesalers in the United States (according to Supermarket News) and are the exclusive coffee supplier for Supervalu and Nash Finch Co., the largest and fourth largest wholesalers in the United States.  We sell wholesale green coffee to Green Mountain Coffee Roasters. Sales to Supervalu, Topco/Shurfine and Green Mountain Coffee Roasters accounted for approximately $3.2 million, or 6%, $3.0 million, or 6%, and $15.8 million, or 31% of our net sales for the fiscal year ended October 31, 2006 and $3.0 million, or 8%, $2.7 million, or 6%, and 11.3 million or 28%, for the fiscal year ended October 31, 2005, respectively.

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

We evaluate opportunities for growth consistent with our business objectives. We have established relationships with independent sales brokers to market our products in the Western United States, an area of the country where we have not had a high penetration of sales. We have also hired a Florida sales manager to increase our private label and branded coffee sales in Florida. In addition, we employ a West Coast Brand Manager who markets our S&W and IL CLASSICO brands, as well as our other branded and private label coffee products. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and mini-brick, filter packages, instant cappuccinos and tea line products. We also intend to add specialty instant coffees to our extensive line of instant coffee products.

Charitable Activities

We are also a supporter of several coffee oriented charitable organizations.

•
For over 12 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

•	We are members of Grounds for Health, an organization that educates, screens, and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

•
We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade helps small coffee farmers to increase their incomes and improve the prospects of their communities and families. It guarantees farmers a minimum price of $1.26 per pound or five cents above the current market price.

•
Most recently, we are the administrative benefactors to a new non-profit organization called Cup for Education. After discovering the lack of schools, teachers, and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, “Cup” was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education.

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

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc., The Procter & Gamble Company and the former coffee division of Sara Lee Corporation which was recently purchased by Segafredo Zanetti Group, who also market specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years.

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

Employees

We have 79 full-time employees, 59 of whom are employed in the areas of coffee roasting, blending and packaging and 20 of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

Risk Factors Affecting Our Company

Because our business is highly dependent upon a single commodity, coffee, any decrease in demand for coffee could materially adversely affect our revenues and profitability. Our business is centered on essentially one commodity: coffee. Our operations have primarily focused on the following areas of the coffee industry:

•	the roasting, blending, packaging and distribution of private label coffee;

•	the roasting, blending, packaging and distribution of proprietary branded coffee; and

•	the sale of wholesale specialty green coffee.

Demand for our products is affected by:

•	consumer tastes and preferences;

•	national, regional and local economic conditions;

•	demographic trends; and

•	the type, number and location of competing products.

Because we rely on a single commodity, any decrease in demand for coffee would harm our business more than if we had more diversified product offerings and could materially adversely affect our revenues and operating results.

If we are unable to geographically expand our branded and private label products, our growth will be impeded which could result in reduced sales and profitability. Our business strategy emphasizes, among other things, geographic expansion of our branded and private label products as opportunities arise. We may not be able to implement successfully this portion of our business strategy. Our ability to implement this portion of our business strategy is dependent on our ability to:

•	market our products on a national scale;

•	increase our brand recognition on a national scale;

•	enter into distribution and other strategic arrangements with third party retailers; and

•	manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our distribution channels.

Our sales and profitability may be adversely affected if we fail to successfully expand the geographic distribution of our branded and private label products. In addition, our expenses could increase and our profits could decrease as we implement our growth strategy.

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on futures contracts are accounted for in cost of sales. Gains on futures contracts reduce cost of sales and losses on futures contracts increase cost of sales. Although we had net gains on futures contracts for the years ended October 31, 2006 and 2005, respectively, we have incurred losses on futures contracts during some past reporting periods, which could materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we generally remain exposed to loss on futures contracts when prices decline significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. Although, historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, we may not be able to pass price increases through to our customers in the future. Our hedging strategy and the hedges that we enter into may not adequately offset the risks of coffee bean price volatility and our hedges may result in losses. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. In this case, our costs of sales may increase, resulting in a decrease in profitability.

Our revenues and profitability could be adversely affected if our joint ventures are not successful. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which will engage in the roasting, packaging and sale of private label specialty coffee products. To date, Generations Coffee Company has engaged in limited operations. During 2006, Café La Rica incurred a loss of $176,911. While we believe the loss by Café La Rica is consistent with the typical initial performance of a start-up venture of this type, continued losses will hurt our profitability.

In addition, we generally will not be in a position to exercise sole decision-making authority regarding these joint ventures. Investments in joint ventures may under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be in cases where we have a minority interest will be, in a position to take actions contrary to our policies, strategies or objectives. Joint venture investments also entail a risk of impasse on decisions, because neither we nor our joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances could materially affect our revenues and profitability. Our strategy of growth through the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

•	such acquisitions, licensing arrangements or other strategic alliances may divert our management’s attention from our existing operations;

•	we may not be able to successfully integrate any acquired coffee companies or new coffee brands into our existing business;

•	we may not be able to manage the contingent risks associated with the past operations of, and other unanticipated problems arising in, any acquired coffee company; and

•	we may not be able to control unanticipated costs associated with such acquisitions, licensing arrangements or strategic alliances.

In addition, any such acquisitions, licensing arrangements or strategic alliances may result in:

•	potentially dilutive issuances of our equity securities; and

•	the incurrence of additional debt.

As has been our practice in the past, we will continuously evaluate any such acquisitions, licensing opportunities or strategic alliances as they arise. However, we have not reached any agreement or arrangement with respect to any such acquisition, licensing opportunity or strategic alliance at this time and we may not be able to consummate any acquisitions, licensing arrangements or strategic alliances on terms favorable to us or at all. The failure to consummate any such acquisitions, licensing arrangements or strategic alliances may reduce our growth and expansion.

The loss of any of our key customers could negatively affect our revenues and decrease our earnings. We are highly dependant upon sales of our private label and branded coffee to two wholesalers, Supervalu and Topco/Shurfine, and upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters. Sales to Supervalu, Topco/Shurfine and Green Mountain Coffee Roasters accounted for approximately 7%, 6%, and 23% of our net sales for the three months ended October 31, 2006, respectively, and 6%, 6% and 31% of our net sales for the year ended October 31, 2006, respectively.

Although no other customer accounted for greater than 5% of our net sales during these periods, other customers may account for more than 5% of our net sales in future periods. We do not have long-term contracts with these or any of our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to, customers such as Supervalu, Topco/Shurfine, Green Mountain Coffee Roasters or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

If we lose our key personnel, including Andrew Gordon and David Gordon, our revenues and profitability could suffer. Our success depends to a large degree upon the services of Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President-Operations and Secretary. We also depend to a large degree on the expertise of our coffee roasters. We do not have employment contracts with our coffee roasters. Our ability to source and purchase a sufficient supply of high quality coffee beans and to roast coffee beans consistent with our quality standards could suffer if we lose the services of any of these individuals. As a result, our business and operating results would be adversely affected. We may not be successful in obtaining and retaining a replacement for either Andrew Gordon or David Gordon if they elect to stop working for us. In addition, we do not have key-man insurance on the lives of Andrew Gordon or David Gordon.

If our planned increase in marketing expenditures fails to promote and enhance our brands, the value of our brands could decrease and our revenues and profitability could be adversely affected. We believe that promoting and enhancing our brands is critical to our success. We intend to increase our marketing expenditures to increase awareness of our brands, which we expect will create and maintain brand loyalty. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase awareness of our brands or protect the value of our brands. If we are unable to achieve these goals, our revenues and ability to implement our business strategy could be adversely affected.

Our success in promoting and enhancing our brands will also depend on our ability to provide customers with high quality products and service. Although we take measures to ensure that we sell only fresh roasted coffee, we have no control over our coffee products once they are purchased by our wholesale customers. Accordingly, wholesale customers may store our coffee for longer periods of time or resell our coffee without our consent, in each case, potentially affecting the quality of the coffee prepared from our products. Although we believe we are less susceptible to quality control problems than many of our competitors because a majority of our products are sold in cans or brick packs unlike whole bean coffees, if consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and ability to implement our business strategy may be adversely affected.

Our roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position. If our competitive position is weakened, our revenues and profitability could be materially adversely affected. We consider our roasting methods essential to the flavor and richness of our roasted coffee and, therefore, essential to our brands of coffee. Because we do not hold any patents for our roasting methods, it may be difficult for us to prevent competitors from copying our roasting methods if such methods become known. If our competitors copy our roasting methods, the value of our coffee brands may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

Our operating results may fluctuate significantly, which makes our results of operations difficult to predict and could cause our results of operations to fall short of expectations. Our operating results may fluctuate from quarter to quarter and year to year as a result of a number of factors, many of which are outside of our control. These fluctuations could be caused by a number of factors including:

•	fluctuations in purchase prices and supply of green coffee;

•	fluctuations in the selling prices of our products;

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

•	the success of our hedging strategy;

•	our ability to retain existing customers and attract new customers; and

•	our ability to manage inventory and fulfillment operations and maintain gross margins.

As a result of the foregoing, period-to-period comparisons of our operating results may not necessarily be meaningful and those comparisons should not be relied upon as indicators of future performance. Accordingly, our operating results in future quarters may be below market expectations. In this event, the price of our common stock may decline.

Since we rely heavily on common carriers to ship our coffee on a daily basis, any disruption in their services or increase in shipping costs could adversely affect our relationship with our customers, which could result in reduced revenues, increased operating expenses, a loss of customers or reduced profitability. We rely on a number of common carriers to deliver coffee to our customers and to deliver coffee beans to us. We consider roasted coffee a perishable product and we rely on these common carriers to deliver fresh roasted coffee on a daily basis. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes and other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner, which could reduce our revenues and adversely effect our relationship with our customers. In addition, a delay in shipping could require us to contract with alternative, and possibly more expensive, common carriers and could cause orders to be cancelled or receipt of goods to be refused. Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

If there was a significant interruption in the operation of either one of our facilities, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings. A significant interruption in the operation of either of our coffee roasting and distribution facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business. Due to manufacturing and logistical efficiencies, our New York facility generally services customers in the Northeastern United States and the Midwest United States and our La Junta, Colorado facility services customers in the Western United States. If there was a significant interruption in the operation of either one of our facilities, we may not have the capacity to service all of our customers out of the lone operating facility and we may not be able to service our customers in a timely manner. As a result, our revenues and earnings would be materially adversely affected.

Risk Factors Related to the Coffee Industry

Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit. Coffee is a traded commodity and, in general, its price can fluctuate depending on:

•	weather patterns in coffee-producing countries;

•	economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;

•	foreign currency fluctuations; and

•	trade regulations and restrictions between coffee-producing countries and the United States.

If the cost of wholesale green coffee increases due to any of these factors, our margins could decrease and our profitability could suffer accordingly. Although we have historically attempted to raise the selling prices of our products in response to increases in the price of wholesale green coffee, when wholesale green coffee prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and cash flow. We may not be able to recover any future increases in the cost of wholesale green coffee. Even if we are able to recover future increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Disruptions in the supply of green coffee could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to grow our business. Green coffee is a commodity and its supply is subject to volatility beyond our control. Supply is affected by many factors in the coffee growing countries including weather, political and economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations. If we are unable to procure a sufficient supply of green coffee, our sales would suffer.

Some of the arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase the high end arabica coffee beans that we use on a negotiated basis. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. If any of our relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans at prices acceptable to us or at all. In such case, we may not be able to fulfill the demand of our existing customers, supply new retail stores or expand other channels of distribution. A raw material shortage could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability. The coffee markets in which we do business are highly competitive and competition in these markets is likely to become increasingly more intense due to the relatively low barriers to entry. The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees. These competitors, such as Kraft General Foods, Inc., The Kroger Co., The Procter & Gamble Company and Sara Lee Corporation, have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion. In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale. If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We are headquartered at 4401 First Avenue, Brooklyn, New York, where we own the land and an approximately 15,000 square foot building. The building houses our executive offices, as well as our plant where we roast, blend and package our coffee.

We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta. We pay annual rent of $100,093 through January of 2024.

We lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or stockholders. We pay annual rent of $180,000 under the terms of the lease, which expires on January 31, 2011.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange under the symbol “JVA.” We have not declared or paid any dividends on our common stock during the last two fiscal years. At December 29, 2006, there were 385 holders of record of an aggregate of 5,529,830 shares of our common stock issued and outstanding. No shares of common stock were repurchased during fiscal 2006.

The following table sets forth the high and low sales prices of our common stock for each quarter since it began trading on May 3, 2005.

	2005
	High	Low
3rd Quarter	$10.60	$4.40
4th Quarter	$15.75	$4.64

	2006
1st Quarter	$8.45	$5.40
2nd Quarter	$7.40	$5.55
3rd Quarter	$6.46	$3.50
4th Quarter	$4.50	$3.30

On May 6, 2005, we concluded the public offering of 1,400,000 shares of our common stock at a price of $5.00 per share and on June 16, 2005 the underwriters exercised their option to purchase an additional 210,000 shares of our common stock at a price of $5.00 per share pursuant to a Registration Statement on Form SB-2 (No. 333-116838) which was declared effective by the Securities and Exchange Commission on May 3, 2005. After underwriting discounts and commissions and offering expenses, we received net proceeds of $6,436,016 in the offering, after giving effect to the over-allotment option. We used some of the proceeds to pay down bank debt, to build up our inventories for sales expansion and for general corporate purposes, including working capital and capital expenditures. Additional proceeds were used to purchase equipment and provide working capital for our two joint ventures.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co, Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$51,171	$41,545	$28,030	$20,240	$17,433
Cost of sales	43,576	33,876	20,928	15,373	12,453
Gross profit	7,595	7,669	7,102	4,867	4,980
Operating expenses	6,231	5,698	5,400	3,993	3,505
Income from operations	1,364	1,971	1,702	874	1,475
Other income (expense)	(68)	(60)	(134)	(136)	(162)
Income before income taxes	1,296	1,911	1,568	738	1,313
Provision for income taxes	602	726	693	116	558
Minority interest	(6)	-	-	-	-
Net income	$700	$1,185	$875	$622	$755
Net income per share - Basic and diluted	$0.13	$0.25	$0.22	$0.16	$0.19

	At October 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Total assets	$18,982	$16,545	$10,914	$7,035	$6,042
Short-term debt	2,543	1,064	3,048	215	205
Long-term debt	-	-	6	2,800	1,972
Total liabilities	7,640	5,904	7,918	4,915	4,544
Shareholders’ equity	11,342	10,642	2,996	2,120	1,498
Book value per share	$2.05	$1.92	$0.75	$0.53	0.37

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note on Forward Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, including equipment and a roasting facility in La Junta, Colorado. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo), increased 104% by August 2006 compared to August of 2005. This indicator price was the highest seen in the last seven years as measured by the International Coffee Organization. By September 2006, prices had achieved further gains, trading to their highest levels in eight years. For competitive reasons, we were not able to pass these price increases through to our customers. As a result, the increases in the price of coffee had the effect of diminishing our profit margins significantly on our leading espresso lines as there were no lower priced coffees to substitute into our blends and we were not able to increase our prices to maintain our margins. In October 2006, national brands reacted to these price increases, raising list prices by $0.12 per unit, and we were able to increase our prices as well.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

•
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $65,000.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have reduced operating income by approximately $30,000 for the year ended October 31, 2006.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $208,700 could need to be written off if we do not remain profitable.

Year Ended October 31, 2006 (Fiscal 2006) Compared to the Year Ended October 31, 2005 (Fiscal 2005)

Net Income. Net income decreased $485,053, or 40.9%, to $700,082 or $.13 per share for the year ended October 31, 2006 compared to $1,185,135 or $.25 per share for the year ended October 31, 2005. The decrease in net income primarily reflects increased cost of sales and operating expenses and a loss by our Café La Rica joint venture, partially offset by increased net sales. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

Net Sales. Net sales totaled $51,171,202 for the year ended October 31, 2006, an increase of $9,625,857 or 23.2% from $41,545,345 for the year ended October 31, 2005. The increase in net sales reflects a 10.4% increase in coffee pounds sold from 31.6 million pounds in 2005 to 34.9 million pounds in 2006. The increase in pounds of coffee sold is the result of increased sales of our branded and specialty green coffees. Sales of our Café Caribe brand increased once again and sales of our second Hispanic espresso, Café Supremo, increased 48%, as measured by Information Resources Incorporated data. The number of our customers in the specialty green coffee area grew approximately 3% to 290 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in coffee prices also contributed to the increase in net sales.

Cost of Sales. Cost of sales for the year ended October 31, 2006 was $43,575,963 or 85.2% of net sales, as compared to $33,875,973 or 81.5% of net sales for the year ended October 31, 2005. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects higher packaging costs associated with the increase in net sales of approximately $300,000 and increased purchases of green coffee in the amount of approximately $5.8 million. The increase in green coffee purchases resulted from increased pounds sold and higher green coffee prices during the period as prices increased $0.23 per pound on the New York Arabica market and $0.27 per pound on the London Robusta market year to year. The average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo), increased 104% by August 2006 compared to August of 2005. This indicator price was the highest seen in the last seven years as measured by the International Coffee Organization. By September 2006, prices had achieved further gains, trading to their highest levels in eight years. For competitive reasons, we were not able to pass these price increases through to our customers. As a result, these increases had the effect of diminishing our profit margins significantly on our leading espresso lines as there were no lower priced coffees to substitute into our blends. In addition, our private label margins were negatively impacted as well, but to a much lesser degree, as Robustas represent only a small percentage of our private label blends. In October 2006, national brands reacted to these price increases, raising list prices by $0.12 per unit. We increased our prices as well.

Gross Profit. Gross profit for the year ended October 31, 2006 was $7,595,239, a decrease of $74,133 from $7,669,372 for the year ended October 31, 2005. Gross profit as a percentage of net sales decreased by 3.7% to 14.8% for the year ended October 31, 2006 from 18.5% for the year ended October 31, 2005. The decrease in our margins is mainly attributable to increases in coffee prices.

Operating Expenses. Total operating expenses increased $532,669 or 9.3% to $6,230,932 for the year ended October 31, 2006 from $5,698,263 for the fiscal year ended October 31, 2005 due to increases in selling and administrative expenses and officers’ salaries partially offset by a decrease in bad debt expense. Selling and administrative expenses increased $731,769 or 15% to $5,585,787 for the year ended October 31, 2006 from $4,854,018 for 2005. The increase in selling and administrative expenses reflects several factors, including increases of approximately $485,000 in labor costs $155,000 in professional fees and $234,000 in shipping costs, partially offset by decreases of $60,000 in show and demo costs, $50,000 in advertising and promotion and $40,000 in bank charges.

The increase in labor costs is attributable to an increase in administrative and sales staff, salary increases and bonuses. The increase in professional fees was due to the requirements of implementing our compliance with Section 404 of the Sarbanes-Oxley Act. The increase in shipping costs was attributable to increased sales as well as higher fuel prices which resulted in increased trucking rates. The decrease in show and demo costs represents a change in our sales strategy. The decrease in advertising and promotion is attributable to reduced allowances to customers which resulted in reduced chargebacks.

Officers’ salaries increased $41,807 to $616,052 for the year ended October 31, 2006 from $574,245 for the year ended October 31, 2005. The increase was mainly due to a fiscal year 2006 bonus paid to our President and Chief Executive Officer and was partially offset by a $35,000 reduction in his annual salary effective in August of 2006.

Other Income and Expense. Other expense increased $8,011 or 13.3% from $60,321 for the year ended October 31, 2005 to $68,332 for the year ended October 31, 2006. The increase was attributable a loss in the initial year of our Café La Rica joint venture of $176,911 and an increase in interest expense of $19,417. The increase was partially offset by an increase in interest income of $78,604, a $65,310 increase in other income and $44,403 in management fee income earned from providing administrative services to the Café La Rica joint venture. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

Income Before Taxes. We had income of $1,295,975 before income taxes for the year ended October 31, 2006 compared to income of $1,910,788 before income taxes for the year ended October 31, 2005. The decrease was attributable to increased cost of sales due to increased commodity prices and operating expenses, partially offset by increased net sales.

Income Taxes. Our provision for income taxes for the year ended October 31, 2006 totaled $602,059 compared to $725,653 for the year ended October 31, 2005 as a result of decreased income before taxes. Our effective tax rate remained the same.

Year Ended October 31, 2005 (Fiscal 2005) Compared to the Year Ended October 31, 2004 (Fiscal 2004)

Net Income. Net income increased $309,793, or 35.4%, to $1,185,135 or $0.25 per share for the year ended October 31, 2005 compared to $875,342 or $0.22 per share for the year ended October 31, 2004. The increase in net income primarily reflects increased net sales, offset in part by an increase in cost of sales.

Net Sales. Net sales totaled $41,545,345 for the year ended October 31, 2005, an increase of $13,514,956 or 48.2% from $28,030,389 for the year ended October 31, 2004. The increase in net sales reflects a 20.6% increase in coffee pounds sold from 26.2 million pounds in 2004 to 31.6 million pounds in 2005. The increase in pounds of coffee sold is the result of increased sales of our private label, branded and specialty green coffees. Sales of our Café Caribe brand, as measured by Information Resources Incorporated data, increased approximately 21.0% over fiscal 2004 due in part to the efforts of our third party marketing specialists through label redesigns and new distribution. The number of our customers in the specialty green coffee area grew approximately 7.3% to 281 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. The increase in the price of the underlying commodity (coffee) also contributed to the increase in net sales.

Cost of Sales. Cost of sales for the year ended October 31, 2005 was $33,875,973 or 81.5% of net sales, as compared to $20,927,506 or 74.7% of net sales for the year ended October 31, 2004. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects increased purchases of green coffee in the amount of approximately $12.5 million due to increased pounds sold and higher green coffee prices during the period as prices increased $0.23 per pound year to year, an increase in packaging costs associated with the increase in net sales of approximately $1.0 million, and a decrease in net gains on future contracts. As the price of coffee is cyclical and volatile and subject to many factors, including weather, politics and economics, we are unable to predict the purchase price of green coffee for fiscal 2006. We began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices beginning in the latter half of fiscal 2000 and continuing through fiscal 2005. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

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

Operating Expenses. Total operating expenses increased $297,881 or 5.5% to $5,698,263 for the year ended October 31, 2005 from $5,400,382 for the fiscal year ended October 31, 2004 due to increases in selling and administrative expenses and bad debt expense, partially offset by decreased officers’ salaries. Selling and administrative expenses increased $107,123 or 2.3% to $4,854,018 for the year ended October 31, 2005 from $4,746,895 for 2004. The increase in selling and administrative expenses reflects several factors, including increases of approximately $194,000 in insurance and $162,000 in shipping costs, partially offset by decreases of $167,000 in office salaries and $83,000 in payroll taxes.

The increase in insurance was due to the purchase of directors’ and officers’ insurance following our initial public offering. The increase in shipping costs was attributable to increased sales. The decrease in office salaries and payroll was due to the departure of our Chief Financial Officer and other administrative staff. Our President and Chief Executive Officer has since assumed the duties previously associated with our Chief Financial Officer.

Officers’ salaries decreased $48,328 to $574,245 for the year ended October 31, 2005 from $622,573 for the year ended October 31, 2004. The decrease was mainly due to our President and Chief Executive Officer’s decision not to accept a bonus for 2005.

Other Income and Expense. Other expense decreased $73,643 or 55.0% from $133,964 for the year ended October 31, 2004 to $60,321 for the year ended October 31, 2005. The decrease was attributable to both an increase in interest income of $38,397 and a decrease in interest expense of $35,246.

Income Before Taxes. We had income of $1,910,788 before income taxes for the year ended October 31, 2005 compared to income of $1,568,537 before income taxes for the year ended October 31, 2004. The increase was attributable to increased income from operations and decreased other expense.

Income Taxes. Our provision for income taxes for the year ended October 31, 2005 totaled $725,653 compared to $693,195 for the year ended October 31, 2004 as a result of increased income before taxes. There was a slight change in the effective rate due to income tax refunds.

Liquidity and Capital Resources

As of October 31, 2006, we had working capital of $8,357,022 which represented an $83,073 increase from our working capital of $8,273,849 as of October 31, 2005, and total stockholders’ equity of $11,341,704, which increased by $700,082 from our total stockholders’ equity of $10,641,622 as of October 31, 2005. Our working capital increased primarily due to an decrease of $1,597,035 in inventories, an increase of $1,336,095 in the commodities held at broker and an increase in our accounts receivable of $1,375,272. Obligations under our line of credit borrowings increased by $1,479,714. At October 31, 2006, the outstanding balance on our line of credit was $2,542,881 compared to $1,063,167 at October 31, 2005. Total stockholders’ equity increased due to our net income for the fiscal year.

As of October 31, 2006, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2007 and requires monthly interest payments at a rate of LIBOR plus 2.15%. This loan is secured by a blanket lien on all of our assets.

The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of October 31, 2006, we were in compliance with all covenants contained in the credit facility.

We also leased machinery and equipment under a capital lease which expired in July 2006. The interest rate on the capital lease was 7.347% per annum. The outstanding balance was paid in full during the year.

For the year ended October 31, 2006 compared to 2005 our operating activities used net cash of $319,564 as compared to the year ended October 31, 2005 when net cash used by operating activities was $3,879,082. The increased cash flow from operations for the year ended October 31, 2006 was primarily due to a decrease of $1,597,035 in inventories and also, a decrease in accounts payable and accrued expenses of $397,112 and less of an increase in commodities held at broker of $1,336,095.

For the year ended October 31, 2006, our investing activities used net cash of $776,458 as compared to the year October 31, 2005 when net cash used by investing activities was $474,147. The increase in net cash used by investing activities for fiscal 2006 was due to the investments in our joint ventures, partially offset by decreased purchases of property and equipment.

The change in cash flow from financing activities for the year ended October 31, 2006 was primarily due to net proceeds from our May 2005 initial public offering of $6,436,016.

For the year ended October 31, 2005, our operating activities used net cash of $3,879,082 as compared to the year ended October 31, 2004 when net cash provided by operating activities was $1,616,465. The decreased cash flow from operations for the year ended October 31, 2005 was primarily due to an increase of $2,238,389 in inventories, an increase of $2,120,493 in the commodities held at broker and an increase of $1,423,821 in accounts receivable.

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

For the year ended October 31, 2005, our financing activities provided net cash of $4,446,552 as compared to the year ended October 31, 2004 when net cash provided by financing activities was $8,027. The increased cash flow from financing activities was primarily due to net proceeds from our May 2005 initial public offering of $6,436,016, offset in part by increased net cash payments under our line of credit. Net cash used on our line of credit increased $2,014,857 to net cash used of $1,621,878 for the year ended October 31, 2005 compared to net cash provided of $392,979 for the year ended October 31, 2004. In addition, during fiscal 2005, we used $252,000 to fully pay off a term loan we no longer utilize

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2007 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2006, our debt consisted of $2,542,881 of variable rate debt under our revolving line of credit. At October 31, 2006, interest on the variable rate debt was payable primarily at 7.47% (or 2.15% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. We believe our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression during a time of historically high coffee prices.

At October 31, 2006, we held 70 options (generally with terms of two months or less) covering an aggregate of 2,625,000 pounds of green coffee beans at prices of $1.05 per pound. The fair market value of these options, which was obtained from major financial institutions, was $116,813 at October 31, 2006.

At October 31, 2006, we held 129 future contracts for the purchase of 2,465,000 pounds of coffee at an average price of $1.05 per pound. The market price of coffee applicable to such contracts was $1.05 per pound at October 31, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s President, Treasurer and Chief Executive Officer (who is the Company’s principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following table sets forth the aggregate information of our equity compensation plans in effect as of October 31, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	800,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	800,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

Consolidated Financial Statements:

- Index to Consolidated Financial Statements.

- Report of Independent Registered Public Accountants.

- Consolidated Balance Sheets as of October 31, 2006 and 2005.

- Consolidated Statements of Income - Years Ended October 31, 2006, 2005 and 2004.

- Consolidated Statements of Changes in Stockholders’ Equity - Years Ended October 31, 2006, 2005 and 2004.

- Statements of Cash Flows - Years Ended October 31, 2005 and 2004.

-  Notes to Consolidated Financial Statements.

-  (a)(2) Schedule II Valuation and Qualifying Accounts.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2007.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and
Andrew Gordon	Director (principal executive officer and principal financial and accounting officer)
Date: January 26, 2007

/s/ David Gordon	Executive Vice President -- Operations, Secretary and Director
David Gordon
Date: January 26, 2007

/s/ Gerard DeCapua	Director
Gerard DeCapua
Date: January 26, 2007

/s/ Daniel Dwyer	Director
Daniel Dwyer
Date: January 26, 2007

Director
Barry Knepper
Date:

/s/ John Rotelli	Director
John Rotelli
Date: January 26, 2007

/s/ Robert M. Williams	Director
Robert M. Williams
Date: January 26, 2007

Exhibit Index

Exhibit No.	Description
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

10.17
Corporate Brands Agreement dated as of March 30, 2004 by and between Albertson’s, Inc. and Coffee Holding Co., Inc. (incorporated herein by reference to Amendment No. 2 to the Coffee Holding Co., Inc. Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on October 25, 2004) (confidential portions have been redacted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

10.19
Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Coffee Holding Co., Inc. Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on June 14, 2005).

11.1	Earnings Per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	F-2

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2006 AND 2005	F-3

CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7/21

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in Part IV, Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2006 and 2005 and the results of its operations and cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LAZAR LEVINE & FELIX, LLP
LAZAR LEVINE & FELIX, LLP

New York, New York
January 9, 2007

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2006 AND 2005

	2006	2005
- ASSETS -
CURRENT ASSETS:
Cash	$1,112,165	$735,468
Commodities held at broker	4,330,489	2,994,394
Accounts receivable, net of allowance for doubtful accounts of $420,349 for 2006 and 2005, respectively	6,534,848	5,159,576
Inventories	2,899,543	4,496,578
Prepaid expenses and other current assets	328,544	272,541
Prepaid and refundable income taxes	302,003	11,629
Deferred income tax assets	221,000	318,600
TOTAL CURRENT ASSETS	15,728,592	13,988,786

Property and equipment, at cost, net of accumulated depreciation of $4,159,274 and $3,727,524 for 2006 and 2005, respectively	2,138,951	2,379,952
Investment in joint venture	408,798	-
Due from joint venture	73,658	-
Deposits and other assets	631,859	176,575
TOTAL ASSETS	$18,981,858	$16,545,313
- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,828,689	$4,431,577
Current portion of obligations under capital lease	-	1,329
Line of credit borrowings	2,542,881	1,063,167
Income taxes payable - current	-	218,864
TOTAL CURRENT LIABILITIES	7,371,570	5,714,937

Deferred income tax liabilities	12,300	53,700
Deferred compensation payable	256,284	135,054
TOTAL LIABILITIES	7,640,154	5,903,691

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued and outstanding for 2006 and 2005, respectively	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,009,151	3,309,069
TOTAL STOCKHOLDERS' EQUITY	11,341,704	10,641,622
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,981,858	$16,545,313

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

	2006	2005	2004
NET SALES	$51,171,202	$41,545,345	$28,030,389

COST OF SALES	43,575,963	33,875,973	20,927,506

GROSS PROFIT	7,595,239	7,669,372	7,102,883

OPERATING EXPENSES:
Selling and administrative	5,585,787	4,854,018	4,746,895
Bad debt expense	29,093	270,000	30,914
Officers' salaries	616,052	574,245	622,573
TOTALS	6,230,932	5,698,263	5,400,382

INCOME FROM OPERATIONS	1,364,307	1,971,109	1,702,501

OTHER INCOME (EXPENSE)
Interest income	128,967	50,363	11,966
Other income	65,310	-	-
Equity in loss of joint venture	(176,911)	-	-
Management fee income	44,403	-	-
Interest expense	(130,101)	(110,684)	(145,930)
TOTALS	(68,332)	(60,321)	(133,964)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,295,975	1,910,788	1,568,537

Provision for income taxes	602,059	725,653	693,195

INCOME BEFORE MINORITY INTEREST	693,916	-	-

Minority interest in subsidiary	6,166	-	-

NET INCOME	$700,082	$1,185,135	$875,342

Basic and diluted earnings per share	$.13	$.25	$.22

Weighted average common shares outstanding:

Basic	5,529,830	4,721,327	3,999,650
Diluted	5,599,830	4,776,757	3,999,650

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid - in Capital	Retained Earnings	Total
	$.001 Par Value
	Number of
	Shares	Amount
Balance, October 31, 2003	3,999,650	$4,000	$867,887	$1,248,592	$2,120,479

Net income	-	-	-	875,342	875,342

Balance, October 31, 2004	3,999,650	4,000	867,887	2,123,934	2,995,821

Sale of common stock	1,610,000	1,610	6,434,496	-	6,436,016
Return of stock to Treasury-Cancelled	(89,820)	(90)	-	-	-
Issuance of common stock for services	10,000	10	24,640	-	24,650
Net income	-	-	-	1,185,135	1,185,135

Balance, October 31, 2005	5,529,830	5,530	7,327,023	3,309,069	10,641,622

Net income	-	-	-	700,082	700,082

Balance, October 31, 2006	5,529,830	$5,530	$7,327,023	$4,009,151	$11,341,704

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$700,082	$1,185,135	$875,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	431,750	373,106	363,612
Bad debt expense	5,421	270,000	30,914
Deferred income taxes	56,200	(173,200)	(27,200)
Loss from joint venture	176,911	-	-
Changes in operating assets and liabilities:
Commodities held at broker	(1,336,095)	(2,120,493)	20,222
Accounts receivable	(1,380,693)	(1,423,821)	(1,881,986)
Inventories	1,597,035	(2,238,289)	(476,865)
Prepaid expenses and other current assets	(56,003)	563,558	(244,963)
Prepaid and refundable income taxes	(290,374)	(11,629)	-
Due from joint venture	(73,658)	-	-
Accounts payable and accrued expenses	397,112	(227,259)	2,797,389
Income tax payable	(218,864)	58,864	160,000
Deposits and other assets	(328,388)	(135,054)	-
Net cash (used in) provided by operating activities	(319,564)	(3,879,082)	1,616,465

INVESTING ACTIVITIES:
Purchases of property and equipment	(190,749)	(466,122)	(1,039,479)
Investment in joint venture	(585,709)	-	-
Security deposits	-	(8,025)	(16,700)
Net cash used in investing activities	(776,458)	(474,147)	(1,056,179)

FINANCING ACTIVITIES:
Principal payments on term loan	-	(252,000)	(84,000)
Net proceeds from initial public offering	-	6,436,016	-
Advances under bank line of credit	41,847,244	27,754,052	28,108,814
Principal payments under bank line of credit	(40,367,530)	(29,375,930)	(27,715,835)
Payments to related parties	-	-	(79,646)
Principal payments of obligations under capital leases	(1,329)	(115,586)	(221,306)
Net cash provided by financing activities	1,478,385	4,446,552	8,027

MINORITY INTEREST	(5,666)	-	-

NET INCREASE IN CASH	376,697	93,323	568,313

Cash, beginning of year	735,468	642,145	73,832

CASH, END OF YEAR	$1,112,165	$735,468	$642,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$121,844	$103,286	$145,930
Income taxes paid	$831,503	$460,744	$370,850

On June 10, 2005, 10,000 shares of restricted stock valued at $24,650 were issued for services to be rendered.

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States and Canada consisting of supermarkets, wholesalers, gourmet roasters, and individually owned and multi-unit retailers.

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006. GCC is in the same business as the Company and had limited operations during the period ended October 31, 2006. The Company also exercises control of GCC. As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

The Company also owns a 50% interest in Cafe La Rica, LLC (“CLR”) effective March 10, 2006. CLR is in the same business as the Company and is being recorded as an investment in joint venture. The Company does not exercise control of CLR. As a result, the financial statements of CLR are not consolidated and is accounted for by the equity method of accounting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered to be particularly significant.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those amounts.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and GCC. In 2006, the equity method of accounting was used to record the Company’s share of the loss in CLR. All significant inter-company balances and transactions have been eliminated in consolidation.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, ,2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes commodities for cash, futures and options in the amount of $4,330,489 and $2,994,394 at October 31, 2006 and 2005, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At October 31, 2006, the Company held 70 options (generally with terms of two months or less) covering an aggregate of 2,625,000 pounds of green coffee beans at $1.05 per pound. The fair market value of these options, which was obtained from major financial institutions, was $116,813 at October 31, 2006.

At October 31, 2005, the Company held 300 options (generally with terms of two months or less) covering an aggregate of 11,250,000 pounds of green coffee beans at prices of $.9750 to $1.00 per pound. The fair market value of these options, which was obtained from a major financial institution, was $159,750 at October 31, 2005.

At October 31, 2006, the Company held 129 future contracts for the purchase of 4,837,500 pounds of coffee at an average price of $1.05 per pound. The market price of coffee applicable to such contracts was $1.08 per pound aggregating $2,662,200 at October 31, 2006. At October 31, 2005, the Company did not hold any future contracts.

The Company currently has agreements with two of its wholesale vendors in which it is the supplier at fixed prices for lines of private label ground coffee. The Company is the exclusive customer of one of these wholesale vendors. The agreements generally contain only pricing terms and do not contain minimum purchase requirements.

Included in cost of sales and due from broker for the years ended October 31, 2006, 2005 and 2004, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	YEARS ENDED OCTOBER 31,
	2006	2005	2004
Gross realized gains	$2,769,507	$4,081,339	$3,129,479
Gross realized losses	$(1,462,183)	$(3,264,522)	$(1,415,505)
Unrealized gains (losses)	$347,494	$11,111	$(92,236)

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $123,839, $163,007 and $163,007 in 2006, 2005 and 2004, respectively.

INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (see also Note 8).

STOCK OPTIONS:

Effective November 1, 2005, the Company accounted for any stock options in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock - Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to November 1, 2005, the Company accounted for any stock options in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense would have been recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date (See Note 11).

EARNINGS PER SHARE:

The Company presents “basic’ and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutitive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

EARNINGS PER SHARE (Continued):

The weighted average common shares outstanding used in the computation of basic earnings per share was 5,529,830, 4,721,327 and 3,999,650 for 2006, 2005 and 2004, respectively. The weighted average common shares outstanding used in the computation of diluted earnings per share was 5,599,830, 4,776,757 and 3,999,650 for 2006, 2005 and 2004, respectively.

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

REVENUE RECOGNITION:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company recognizes revenue at the time of shipment.

The Company sells its products without the right of return. Returns and allowances are recorded when a customer claims receipt of damaged goods. The Company in turn seeks reimbursement from the shipper.

Slotting fees: Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The cost of these fees is recognized at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of cost of goods sold.

Discounts: The cost of these discounts are recognized at the date of the sale. These amounts are included in the determination of net sales.

Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions. Under incentive programs of this nature, the Company estimates the anticipated cost of the rebate when it records the sale. These amounts are included in the determination of net sales.

Cooperative advertising: Under these arrangements, the Company will agree to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company will recognize the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The costs of these incentives are included in advertising expense.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

SHIPPING AND HANDLING FEES AND COSTS:

In accordance with EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs”, revenue received from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,592,000, $1,358,000 and $1,197,000 for the years ended October 31, 2006, 2005 and 2004, respectively is included in selling and administrative expenses.

RECLASSIFICATIONS:

Prior years financial statements have been reclassified to conform with current years presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standard 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”)

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Statement of Financial Accounting Standard 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities. The application of this statement is not expected to have an impact on the Company’s financial statement

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

Statement of Financial Accounting Standard 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the Financial Accounting Standard Board issued a standard that provides improved financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. The required date of adoption of the recognition and disclosure provisions of this Statement differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on November 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 3 - FORMATION OF SUBSIDIARY - GENERATIONS COFFEE COMPANY, LLC:

The Company and PMD Enterprises, Inc. (DBA Caruso’s Coffee, (“Caruso”)) formed GCC on April 7, 2006. GCC engages in the roasting, packaging and sale of private label specialty coffees for sale and distribution, throughout the United States. The initial capital contribution by the Company was cash aggregating $328,388 and by Caruso, the use of equipment and plant/warehouse space. The Company and Caruso share in profits and losses in the ratio of 60:40 and initial membership interests are 600 shares and 400 shares, respectively. The agreement provides for an increase of capital contribution by Caruso to make each partner equal and to share equally a 50% ratio in profits and losses. The operations of GCC have been consolidated with the Company from the commencement of operations to October 31, 2006.

NOTE 4 - FORMATION OF JOINT VENTURE - CAFÉ LA RICA, LLC:

The Company and Coffee Bean Trading-Roasting LLC (“CBT”) formed CLR on March 10, 2006. The purpose of CLR is to engage in the roasting, packaging and sale of branded coffee products in the Southeastern United States markets. CLR was funded by an initial cash contribution of $250,000 by the Company. In addition, the Company contributed cash in order to purchase equipment valued at $335,709 and CBT contributed equipment, and inventory of coffee and packaging materials valued at $119,316. The Company and CBT also contributed their respective intellectual property which had minimal value consisting of licenses for the use of the Company’s Café Caribe trademark and CBT’s Café La Rica trademark per separate licensing agreements. The trademarks are licensed to CLR as exclusive, non-assignable, non-transferable, royalty free rights to use them worldwide in connection with manufacture, packaging, sale, marketing and distribution of the licensed products (as defined) within the territory (as defined) in the respective agreements. The Company and CBT each have a 50% allocation in the profits and losses of CLR. CLR is being accounted for under the equity method of accounting.

Separate agreements were entered into between the Company and CLR for the Company to provide administrative services to CLR for a fee, to sell CLR with coffee inventory and to pay CLR a roasting fee for all coffee roasted and sold as one of the Company’s proprietary brands, for which CLR will not receive a share of profits. CLR also engages in roasting other non-company brands coffee for which the profits/losses will be shared by both partners. Administrative changes by the Company to the joint venture for the period ended October 31, 2006 aggregated $44,403.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 4 - FORMATION OF JOINT VENTURE - CAFÉ LA RICA, LLC (Continued):

The following represents condensed financial information of Café La Rica, LLC as of October 31, 2006 and date of commencement to October 31, 2006.

Current assets	$406,041
Machinery and other assets	481,023
Total assets	$887,064

Current liabilities	$569,057
Other liabilities	3,926
Capital	314,081

Total liabilities and capital	$887,064

Sales	$903,242

Expenses	1,257,064

Net loss	$(353,822)

Company’s share of net loss	$(176,911)

NOTE 5 - INVENTORIES:

Inventories at October 31, 2006 and October 31, 2005 consisted of the following:

	2006	2005
Packed coffee	$700,284	$1,276,050
Green coffee	1,466,161	2,483,061
Packaging supplies	733,098	737,467
Totals	$2,899,543	$4,496,578

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment at October 31, 2006 and 2005 consisted of the following:

	Estimated Useful Life	2006	2005
Building and improvements	30 years	$1,401,016	$1,393,516
Machinery and equipment	7 years	3,853,272	3,784,129
Machinery and equipment under capital lease	7 years	458,179	458,179
Automobile	3 years	84,925	43,617
Furniture and fixtures	7 years	359,833	287,035
		6,157,225	5,966,476
Less accumulated depreciation		4,159,274	3,727,524
		1,997,951	2,238,952
Land		141,000	141,000
		$2,138,951	$2,379,952

Depreciation expense totaled $431,750, $373,106 and $363,612 in 2006, 2005 and 2004, respectively. As of October 31, 2006 the Company has paid $328,388 as a deposit towards the purchase of equipment to be used at GCC.

NOTE 7 - LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services Inc. which was originally entered into in November 2004 and amended in March 2005 for a line of credit of up to $4,000,000. The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 2.4% (7.47% at October 31, 2006 and 6.23% at October 31, 2005) and requires the Company to comply with various financial covenants. The agreement expires on October 31, 2007. As of October 31, 2006 and 2005, the Company was in compliance with all financial covenants. As of October 31, 2006 and 2005, the borrowing under the line of credit was $2,542,881 and $1,063,167, respectively.

In April 2005, the Company entered into an additional term loan with Merrill Lynch Business Financial Services Inc. in order to finance the purchase of roasting equipment. This term loan was paid in full prior to October 31, 2005.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 8 - INCOME TAXES:

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31,

	2006	2005
Deferred tax assets:
Accounts receivable	$167,000	$168,855
Inventory	54,000	149,745

	$221,000	$318,600

Deferred tax liabilities:
Fixed assets	$12,300	$53,700

The Company’s provision (benefit) for income taxes in 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Federal - current	$430,211	$726,364	$497,421
Federal - deferred	37,800	(134,700)	(29,072)
State and local - current	112,648	172,489	232,174
State and local - deferred	21,400	(38,500)	(7,328)

Total	$602,059	$725,653	$693,195

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2006	2005	2004

Federal income tax statutory rate	34%	34%	34%
State income taxes, net of federal tax benefit	6%	8%	8%
Other - benefit of tax refunds	-%	-%	2%

Effective tax rate	40%	42%	44%

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

a)
The Company occupies warehouse facilities under an operating lease, which was set to expire on August 31, 2006. The lease was renegotiated effective February 2006 for a term of five years, expiring on January 31, 2011, at a monthly rental of $15,000. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $161,000, $90,000 and $59,030 in 2006, 2005 and 2004, respectively.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

b)
In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

The aggregate minimum future lease payments as of October 31, 2006 for each of the next five years and thereafter are as follows:

October 31,

2007	$280,093
2008	280,093
2009	280,093
2010	280,093
2011	145,093
Thereafter	1,326,232

$2,591,697

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s financial statements in subsequent years.

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $54,807, $53,350 and $12,500 for 2006, 2005 and 2004, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued):

MARKETING AGREEMENT:

In May 2005, the Company entered into a one-year agreement with a marketing firm. The Company paid the firm $8,000 per month and at closing, issued 10,000 shares of stock valued at $24,650 for services rendered. As of October 31, 2006, this agreement has been terminated.

NOTE 10 - CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, commodities held at broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts, the balances of which, at times, may exceed Federal insurance limits. Although at October 31, 2006 and 2005 the Company did have cash balances that exceeded the Federal insurance limits, they have not experienced any losses in such accounts and monitor the soundness of the financial institutions on a periodic basis. The net balance of the Company’s investments in derivative financial instruments also represents commodities held at broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

Approximately 30% and 6% of the Company’s sales were derived from two customers in 2006. Those customers also accounted for approximately $777,000 and $241,000 of the Company’s accounts receivable balance as of October 31, 2006. Approximately 28% and 8% of the Company’s sales were derived from two customers in 2005. Those customers also accounted for approximately $314,000 and $249,000 of the Company’s account receivable balance at October 31, 2005. Approximately 22% and 11% of the Company’s sales were derived from two customers in 2004. Those customers also accounted for approximately $400,000 and $458,000 of the Company’s accounts receivable balance as of October 31, 2004. Concentration of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Management does not believe that credit risk was significant at October 31, 2006 and 2005.

NOTE 11 - STOCK OPTION PLAN:

On February 10, 1998, the Company’s stockholders consented to the adoption of the Company’s stock option plan (the “Plan”) whereby incentive and/or non-incentive stock options for the purchase of up to 2,000,000 shares of the Company’s common stock may be granted to the Company’s directors, officers, other key employees and consultants. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). On June 21, 2004, the plan was amended to reduce the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 800,000, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments.

As of October 31, 2006 no options had been granted under the Plan, since its inception.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 12 - MAJOR VENDORS/RELATED PARTY:

During fiscal 2006, 77% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 30% and 10% of total purchases, respectively. These two vendors accounted for approximately $605,000 and $410,000 of the Company’s accounts payable at October 31, 2006 respectively.

During fiscal 2005, 85% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 43% and 8% of total purchases, respectively. These two vendors accounted for approximately $1,457,000 and $165,000 of the Company’s accounts payable at October 31, 2005, respectively.

During fiscal 2004, 81% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 34% and 11% of total purchases, respectively. These two vendors accounted for approximately $1,028,000 and $246,000 of the Company’s accounts payable at October 31, 2004, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $13,841,000, $12,969,000 and $6,075,000 in 2006, 2005 and 2004, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 13 -  NON-QUALIFIED DEFERRED COMPENSATION PLAN:

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.

NOTE 14 - SALE OF COMMON STOCK:

The Company entered into an agreement with Maxim Group LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock. Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim agreed to participate in the underwriting syndicate for the offering.

The offering of 1,400,000 shares concluded on May 6, 2005 and on June 16, 2005 the underwriters exercised their right to purchase 210,000 additional shares of common stock (the over-allotment option) at the public offering price less the underwriting discount (ten percent). An aggregate of 1,610,000 shares of the Company’s common stock were sold in the offering at a price of $5.00 per share. The Company paid $25,000 to Maxim upon the filing of a registration statement for the offering with the United States Securities and Exchange Commission, which amount was split between Joseph Stevens and Maxim. The Company also paid to Joseph Stevens and Maxim a non-accountable expense allowance less amounts previously paid to Maxim, equal to three percent of the gross proceeds derived from the public offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The fair market value of these warrants was charged and credited to additional paid-in capital. The warrants are exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.

During 2005, a former shareholder returned 89,820 shares of common stock for no consideration.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, 2005 AND 2004

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS:

The following table presents unaudited quarterly results of operations for the four quarters ended October 31, 2006 and 2005. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Net Sales	$13,844,845	$12,010,928	$11,858,581	$13,456,848
Gross profit	2,325,443	862,694	1,941,651	2,465,451
Income (loss) from operations	906,631	(492,969)	385,843	564,802
Net income (loss)	519,638	(284,234)	179,450	285,228
Diluted earnings (loss) per share	$.09	$(.05)	$.03	$.05

2005
Net Sales	$8,060,280	$10,173,230	$10,782,680	$12,529,155
Gross profit	2,072,267	2,252,858	1,033,458	2,310,789
Income (loss) from operations	676,881	1,003,371	(792,607)	1,083,464
Net income (loss)	402,281	598,356	(447,875)	632,373
Diluted earnings (loss) per share	$.10	$.15	$(.08)	$.13

Schedule II

Coffee Holding Co., Inc.
Valuation and qualifying accounts
for the years ended October 31, 2006, 2005, and 2004

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to (reversed from) Costs and Expenses	(d) Deductions - Net Write-Offs	(e) Balance at End of Year
Year Ended October 31, 2006:
Allowance for doubtful accounts on trade receivables	$420,349	$-	$-	$420,349

Year Ended October 31, 2005:
Allowance for doubt accounts on trade receivables	$150,349	$270,000	$-	$420,349

Year Ended October 31, 2004:
Allowance for doubtful accounts on trade receivables	$119,435	$30,914	$-	$150,349