Form 10-Q
period 2007-01-31
COFFEE HOLDING CO INC
filed 2007-03-19
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,529,830 shares of common stock, par value $0.001 per share, outstanding at February 28, 2007

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2007 AND OCTOBER 31, 2006

	January 31, 2007	October 31, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,827,523	$1,112,165
Commodities held at broker	2,954,528	4,330,489
Accounts receivable, net of allowance for doubtful accounts of $420,349 for 2007 and 2006, respectively	4,343,394	6,534,848
Inventories	3,461,025	2,899,543
Prepaid expenses and other current assets	244,182	328,544
Prepaid and refundable taxes	45,331	302,003
Deferred tax asset	442,000	221,000
TOTAL CURRENT ASSETS	13,317,983	15,728,592

Property and equipment, at cost, net of accumulated depreciation of $4,219,039 and $4,159,274 for 2007 and 2006, respectively	2,170,413	2,138,951
Investment in joint venture	311,858	408,798
Due from joint venture, less reserve of $242,000	289,890	73,658
Deposits and other assets	803,019	631,859
TOTAL ASSETS	$16,893,163	$18,981,858
- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,961,239	$4,828,689
Line of credit borrowings	985,219	2,542,881
TOTAL CURRENT LIABILITIES	4,939,630	7,371,570

Deferred income tax liabilities	4,100	12,300
Deferred compensation payable	291,217	256,284
TOTAL LIABILITIES	5,241,775	7,640,154

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued and outstanding for 2007 and 2006	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,318,835	4,009,151
TOTAL STOCKHOLDERS' EQUITY	11,651,388	11,341,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,893,163	$18,981,858

See notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(Unaudited)

	2007	2006
NET SALES	$12,635,112	$13,844,845

COST OF SALES	10,466,517	11,519,402

GROSS PROFIT	2,168,595	2,325,443

OPERATING EXPENSES:
Selling and administrative	1,390,690	1,282,837
Writedown of amount due from joint venture	242,000	-
Officers’ salaries	117,012	135,975
TOTALS	1,749,702	1,418,812

INCOME FROM OPERATIONS	418,893	906,631

OTHER INCOME (EXPENSE)
Interest income	34,116	30,566
Equity in loss of joint venture	(63,939)	-
Writedown of investment in joint venture	(33,000)	-
Management fee income	12,026	-
Interest expense	(24,232)	(15,459)
	(75,029)	15,107

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	343,864	921,738

Provision for income taxes	37,850	402,100

INCOME BEFORE MINORITY INTEREST	306,014	-

Minority interest in subsidiary	3,670	-

NET INCOME	$309,684	$519,638

Basic and diluted earnings per share	$.06	$.09

Weighted average common shares outstanding:
Basic	5,529,830	5,529,830
Diluted	5,599,830	5,593,250

See notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$309,684	$519,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,630	112,817
Writedown of amount due from joint venture	242,000	-
Loss from joint venture	63,939	-
Writedown of investment in joint venture	33,000	-
Deferred taxes	(229,200)	29,300
Changes in operating assets and liabilities:
Commodities held at broker	1,375,961	321,531
Accounts receivable	1,916,454	754,940
Inventories	(561,482)	1,039,687
Prepaid expenses and other assets	84,362	(64,734)
Prepaid and refundable income taxes	256,672	-
Accounts payable and accrued expenses	(867,450)	(1,038,711)
Deferred compensation payable	-	33,981
Due from joint venture	(183,232)	-
Deposits and other assets	(136,227)	-
Income taxes payable	-	69,250
Net cash provided by operating activities	2,365,111	1,777,699

INVESTING ACTIVITIES:
Purchases of property and equipment	(92,091)	(74,196)
Net cash (used in) investing activities	(92,091)	(74,196)

FINANCING ACTIVITIES:
Advances under bank line of credit	11,103,226	10,317,070
Principal payments under bank line of credit	(12,660,888)	(10,909,112)
Principal payments of obligations under capital leases	-	(1,329)
Net cash used in financing activities	(1,557,662)	(593,371)

NET INCREASE IN CASH	715,358	1,110,132

Cash, beginning of year	1,112,165	735,468

CASH, END OF PERIOD	$1,827,523	$1,845,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$18,642	$13,176
Income taxes paid	$3,550	$299,321

See notes to Condensed Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006
(Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States and Canada, consisting of supermarkets, wholesalers, gourmet roasters, and individually owned and multi- unit retailers.

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006. GCC is in the same business as the Company and had limited operations since it commenced its operations during the quarter ended October 31, 2006. The Company also exercises control of GCC. As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

The Company also owns a 50% interest in Cafe La Rica, LLC (“CLR”) effective March 10, 2006. The other 50% owner in CLR is Coffee Bean Trading-Roasting, LLC (“CBT”). CLR is in the same business as the Company and is being recorded as an investment in joint venture since it commenced its operations during the quarter ended April 30, 2006. The Company does not exercise control of CLR even thought the Company owns 50%. As a result, the financial statements of CLR are not consolidated and is accounted for by the equity method of accounting.

NOTE 2 - BASIS OF PRESENTATION:

The interim financial information as of January 31, 2007 and for the three-month period ended January 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2007, and results of operations and cash flows for the three months ended January 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the accounts of the Company and GCC. The equity method of accounting was used to record the Company’s share of the loss in CLR. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - CAFÉ LA RICA, LLC - JOINT VENTURE:

The following represents condensed financial information of Café La Rica, LLC as of January 31, 2007 and for the three months then ended.

Current assets	$423,828
Machinery and other assets	448,555
Total assets	$872,383
Current liabilities	$643,172
Other liabilities	5,889
Capital (deficit)	223,322
Toal liabilities and capital	$872,383
Sales	$314,806
Expenses	442,684
Net loss	$(127,878)
Company’s share of net loss	$(63,939)

The Company’s investment in the joint venture has been written down by $33,000 during the three months ended January 31, 2007 to $311,858 as of January 31, 2007 representing the net book value of the equipment that was originally contributed by the Company to the joint venture.

NOTE 4 - INVENTORIES:

Inventories at January 31, 2007 and October 31, 2006 consisted of the following:

	January 31, 2007	October 31, 2006
Packed coffee	$942,252	$700,284
Green coffee	1,761,910	1,466,161
Packaging supplies	756,863	733,098
Totals	$3,461,025	$2,899,543

NOTE 5 - HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes commodities for cash, futures and options in the amount of $2,954,528 and $4,330,489 at January 31, 2007 and October 31, 2006, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At January 31, 2007, the Company held 40 options (generally with terms of two months or less) covering an aggregate of 1,500,000 pounds of green coffee beans at a price of $1.15 per pound. The fair market value of these options, which was obtained from major financial institutions, was $54,000 at January 31, 2007.

At January 31, 2006, the Company held 350 options (generally with terms of two months or less) covering an aggregate of 13,125,000 pounds of green coffee beans at a price of $1.20 per pound. The fair market value of these options, which was obtained from a major financial institution, was $700,500 at January 31, 2006.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2007, the Company held 75 futures contracts for the purchase of 2,812,500 pounds of coffee at an average price of $1.10 per pound. The market price of coffee applicable to such contracts was $1.1765 per pound at that date.

At January 31, 2006, the Company held 10 futures contracts for the purchase of 375,000 pounds of coffee at an average price of $1.1820 per pound. The market price of coffee applicable to such contracts was $1.1820 per pound at that date.

Included in cost of sales for the three months ended January 31, 2007 and 2006, were realized and unrealized gains and losses on these contracts as follows:

	Three Months Ended January 31,
	2007	2006
Gross realized gains	$688,456	$616,213
Gross realized losses	(94,401)	(554,449)
Unrealized gains and (losses)	(3,739)	383,700
	$590,316	$445,464

NOTE 6 - LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 expiring on October 31, 2007. This line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officers/shareholders, requires monthly interest payments at a rate of LIBOR plus 2.4% (7.47% as of January 31, 2007 and October 31, 2006) and requires the Company to comply with various financial covenants. As of January 31, 2007 and 2006, the Company was in compliance with all financial covenants. As of January 31, 2007 and October 31, 2006, the borrowings under the line of credit were $985,219 and $2,542,881, respectively.

NOTE 7 - LEGAL PROCEEDINGS:

On February 5, 2007, the Company dissolved CLR due to CLR’s material breach of the Expense Sharing Agreement dated March 2006 between CLR and the Company, primarily resulting from non-payment for coffee supplied to CLR by the Company. In the notice of dissolution, the Company requested an orderly winding up of CLR’s business and the liquidation of its assets.  CBT has denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company alleging breach of certain agreements and responsibilities. The Company has countersued CBT alleging conversion of corporate funds and breach of certain agreements and responsibilities. The Company considers the allegations against it to be baseless and intends to vigorously defend itself and prosecute its claims against CBT. The Company has written down the amount due from the joint venture by $242,000 during the three months ended January 31, 2007 representing the least likely amount that will not be recovered from CLR. The Company’s investment in the joint venture has been written down by $33,000 during the three months ended January 31, 2007 to $311,858 as of January 31, 2007 representing the net book value of the equipment that was originally contributed by the Company to the joint venture.

The Company is a party to various other legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's results of operations or financial position in future period.

NOTE 8 - EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share as based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

	Three Months Ended January 31,
	2007	2006
Net Income	$309,684	$519,638
BASIC EARNINGS:
Weighted average number of common shares
outstanding	5,529,830	5,529,830
Basic earnings per common share	$0.06	$0.09
DILUTED EARNINGS:
Weighted average number of common shares
outstanding	5,529,830	5,529,830
Warrants - common stock equivalents	70,000	62,420
Weighted average number of common shares
outstanding - as adjusted	5,599,830	5,593,250
Diluted earnings per common share	$0.06	$0.09

NOTE 9 - ECONOMIC DEPENDENCY:

For the three months ended January 31, 2007, sales to one customer were in excess of 10% of the Company’s total sales. Sales to this customer were approximately $3,500,000 and the corresponding accounts receivable at January 31, 2007 from this customer were approximately $441,000.

For the three months ended January 31, 2006, sales to one customer were in excess of 10% of the Company’s total sales. Sales to this customer were approximately $3,750,000 and the corresponding accounts receivable at January 31, 2006 from this customer were approximately $719,000.

For the three months ended January 31, 2007, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $3,100,000 and $1,500,000 and the corresponding accounts payable to these suppliers at January 31, 2007 were approximately $537,000 and $271,000, respectively.

For the three months ended January 31, 2006, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $3,872,000 and $1,154,000 and the corresponding accounts payable to these suppliers at January 31, 2006 were approximately $1,315,000 and $91,000, respectively.

NOTE 10 - STOCK OPTION PLAN:

The Company has a stock option plan whereby options may be granted to the Company’s directors, officers, other key employees and consultants. The Company has reserved 800,000 shares of common stock for issuance under this plan. As of January 31, 2007 no options have been granted under the plan since its inception.

NOTE 11 - WARRANTS TO PURCHASE COMMON STOCK:

The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock which concluded on June 16, 2005. Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock in the aggregate at a price of $6.00 per share. The warrants are exercisable for a period of five (5) years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward-looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, including equipment and a roasting facility located in La Junta, Colorado. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.

In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting, LLC and formed Café La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. We had originally invested $585,709 in cash and equipment in Café La Rica. We incurred a net loss on our investment in Café La Rica of $63,939 for the three months ended January 31, 2007 and $240,850 since Café La Rica was formed and wrote the investment down by $33,000 during the three months ended January 31, 2007 to equal the net book value of the equipment that was originally contributed by us to Café La Rica upon formation. In addition, prior to January 31, 2007, we were owed $531,890 for coffee supplied by us to Café La Rica and for miscellaneous advances. Despite an Expense Sharing Agreement between the parties which required Café La Rica to pay us for the coffee supplied to it by us within 15 days of the end of each calendar month, $342,587 of this amount was over 90 days past due as of January 31, 2007. As a result, on January 31, 2007 we wrote down the amounts owed to us by $242,000 during the three months ended January 31, 2007. On February 5, 2007, we dissolved Café La Rica due to Café La Rica’s material breach of the Expense Sharing Agreement. In the notice of dissolution, we requested an orderly winding up of Café La Rica’s business and the liquidation of its assets. Cafe La Café and Coffee Bean Trading-Roasting, LLC, have denied that any breach has occurred. The dispute is now in litigation. See “Legal Proceedings.”

In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. There have been limited operations during the three months ended January 31, 2007. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo) is still at its highest level seen in the last eight years. In October 2006, national brands reacted to these price increases, raising list prices by $0.12 per unit, and we were able to increase our prices as well. In addition, we initiated another price increase in January 2007 for $0.10 per pound on most roasted products.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability. In addition, we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $43,434.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $34,610 for the three months ended January 31, 2007.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $437,900 could need to be written off if we do not remain profitable.

Comparison of Results of Operations for the Three Months Ended January 31, 2006 and 2007

Net Income. We had net income of $309,684, or $.06 per share (basic and diluted), for the three months ended January 31, 2007 compared to net income of $519,638, or $.09 per share (basic and diluted), for the three months ended January 31, 2006. The decrease primarily reflects losses related to our Café La Rica joint venture, including a $63,939 equity loss, a $33,000 writedown in the investment in the joint venture and a $242,000 writedown in amounts due from the joint venture. These losses reduced our net income by $338,939, or $0.04 per share, for the three months ended January 31, 2007. The decrease in net income also reflects increased operating expenses due to increased administrative and selling expenses.

Net Sales. Net sales totaled $12,635,112 for the three months ended January 31, 2007, a decrease of $1,209,733 or 8.7% from $13,844,845 for the three months ended January 31, 2006. The decrease in net sales reflects lower sales of green coffee versus the first quarter of 2006. However, the number of our customers in the specialty green coffee area grew approximately 7% from 277 customers at January 31, 2006 to 299 customers at January 31, 2007. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area.

Cost of Sales. Cost of sales for the three months ended January 31, 2007 was $10,466,517 or 82.8% of net sales, as compared to $11,519,402 or 83.2% of net sales for the three months ended January 31, 2006. The decrease in cost of sales primarily reflects decreased purchases of green coffee. Green coffee purchases decreased $389,175 from $9,513,052 to $9,123,877 due to lower sales volume in our green coffee. The decrease in cost of sales also reflected an increase in net gains on future contracts of $114,852. We acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. We had net gains on futures contracts of $590,316 for the three months ended January 31, 2007 compared to net gains of $445,464 for the three months ended January 31, 2006. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, to increase our margins as coffee prices have increased and to be more competitive with our pricing.

Gross Profit. Gross profit for the three months ended January 31, 2007 was $2,168,595, a decrease of $156,848 or 6.7%, from $2,325,443 for the three months ended January 31, 2006. Gross profit as a percentage of net sales increased to 17.2% for the three months ended January 31, 2007 from 16.8% for the three months ended January 31, 2006. The increase in our margins is attributable to the effects of the price increases implemented in October 2006 as well as an increase in net gains on future contracts during the three months ended January 31, 2007 compared to same period the previous year. Excluding the impact of future contracts, gross profit as a percentage of sales was 12.5% and 13.6% for the three months ended January 31, 2007 and 2006, respectively. The decrease in these margins is mainly attributable to higher green coffee prices.

Operating Expenses. Total operating expenses increased by $330,890 or 23.3% to $1,749,702 for the three months ended January 31, 2007 from $1,418,812 for the three months ended January 31, 2006. The increase in operating expenses primarily reflects a $242,000 writedown in amounts due from Café La Rica incurred during the three months ended January 31, 2007 and a $107,853 increase in selling and administrative expense, partially offset by a decrease in officers’ salaries. The increase in selling and administrative expense was primarily attributable to increases of approximately $93,000 in labor costs, $53,000 in professional fees and $29,000 in packaging development costs, partially offset by decreases of approximately $76,000 in shipping costs and $29,000 in travel expenses. The writedown pertained to the nonpayment of invoices and advances associated with Café La Rica. See “Legal Proceedings.”

The increase in labor costs is attributable to increases in administrative and sales staff, salaries bonuses and payroll taxes. The increase in professional fees was due to the requirements of implementing our compliance with Section 404 of the Sarbanes-Oxley Act. The increase in packaging development costs was due to the development of several new labels for our private label customers. The decrease in shipping costs was attributable to decreased sales and the decreased travel expenses resulted from less participation in trade shows.

Other Income (Expense). Other expense increased by $90,136 to an expense of $75,029 for the three months ended January 31, 2007 compared to other income of $15,107 for the three months ended January 31, 2006. The increase in other expense was primarily due to a $33,000 writedown in the investment in our Café La Rica joint venture, our $63,939 share of the loss incurred by our Café La Rica joint venture, and increased interest expense. These increases in expense were partially offset by increased management fee income.

Income Before Taxes. We had income of $343,864 before income taxes for the three months ended January 31, 2007 compared to income before income taxes of $921,738 for the three months ended January 31, 2006. The decrease was attributable to decreased income from operations and increased other expense.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2007 totaled $37,850 compared to $402,100 for the three months ended January 31, 2006 as a result of decreased income before income taxes for the three months ended January 31, 2007 compared to the three months ended January 31, 2006.

Liquidity and Capital Resources

As of January 31, 2007, we had working capital of $8,378,353 which represented a $21,331 increase from our working capital of $8,357,022 as of October 31, 2006, and total stockholders’ equity of $11,651,388, which increased by $309,684 from our total stockholders’ equity of $11,341,704 as of October 31, 2006. Our working capital increased primarily due to a decrease in line of credit borrowings of $1,557,662, a decrease in accounts payable and accrued expenses of $867,450, a $715,358 increase in cash and a $561,482 increase in inventories, offset in part by a $2,191,454 decrease in accounts receivable, net of allowances for doubtful accounts, and a $1,375,961 decrease in commodities held at broker. At January 31, 2007, the outstanding balance on our line of credit was $985,219 compared to $2,542,881 at October 31, 2006. Total stockholders’ equity primarily increased due to net income for the three month period.

As of January 31, 2007, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2007 and requires monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all of our assets.

The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of January 31, 2007, we were in compliance with all covenants contained in the credit facility.

For the three months ended January 31, 2007, our operating activities provided net cash of $2,365,111 as compared to the three months ended January 31, 2006 when net cash provided by operating activities was $1,777,699. The increased cash flow from operations for the three months ended January 31, 2007 was primarily due to a decrease in accounts receivable and commodities held at broker, partially offset by decreased accounts payable, increased inventories and the increase in bad debt expense and loss from joint venture associated with our interest in Café La Rica.

For the three months ended January 31, 2007, our investing activities used net cash of $92,091 as compared to the three months ended January 31, 2006 when net cash used in investing activities was $74,196. The increase in net cash used in investing activities for the three months ended January 31, 2006 was due to increased purchases of property and equipment.

For the three months ended January 31, 2007, our financing activities used net cash of $1,557,662 as compared to the three months ended January 31, 2006 when net cash used in financing activities was $593,371. The decreased cash flow from financing activities reflects increased net cash payments under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2007, our debt consisted of $985,219 of variable rate debt under our revolving line of credit. At January 31, 2007, interest on the variable rate debt was payable at 7.47% (or 2.4% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 5 of the notes to financial statements in this report. At January 31, 2007, we held 40 options covering an aggregate of 1,500,000 pounds of green coffee beans at a price of $1.15 per pound. The fair market value of these options, which was obtained from major financial institutions, was $54,000 at January 31, 2007. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2007, we held 75 futures contracts for the purchase of 2,812,500 pounds of coffee at an average price of $1.10 per pound. The market price of coffee applicable to such contracts was $1.1765 per pound at that date.

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

Item 4. Controls and Procedures.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On February 5, 2007, the we dissolved Café La Rica due to Café La Rica’s material breach of the Expense Sharing Agreement dated March 2006 between us and Café La Rica, primarily resulting from non-payment for coffee supplied to Café La Rica by us. In the notice of dissolution, we requested an orderly winding up of Café La Rica’s business and the liquidation of its assets.  Café La Rica’s other member, Coffee Bean Trading-Roasting, LLC, has denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against us alleging breach of certain agreements and responsibilities. We have countersued Coffee Bean Trading-Roasting, LLC alleging conversion of corporate funds and breach of certain agreements and responsibilities. We consider the allegations against us to be baseless and intend to vigorously defend ourselves and prosecute our claims against Coffee Bean Trading-Roasting, LLC. We have written down the amount due from the joint venture by $242,000 during the three months ended January 31, 2007 representing the least likely amount that will not be recovered from Café La Rica. Our investment in the joint venture has been written down by $33,000 for the three months ended January 31, 2007 to $311,858 as of January 31, 2007 representing the net book value of the equipment that was originally contributed by us to the joint venture.

We are a party to various other legal proceedings that, in our opinion, are routine in nature and will not have a material adverse effect on our results of operations or financial position in future periods.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 that could affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended January 31, 2007, no matters were submitted to a vote of security holders.

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

March 16, 2007