Form 10-Q
period 2007-04-30
COFFEE HOLDING CO INC
filed 2007-06-14
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

5,529,830 shares of common stock, par value $0.001 per share, outstanding at May 31, 2007

		PAGE
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets
	April 30, 2007 (unaudited) and October 31, 2006	1

	Condensed Consolidated Statements of Operations
	Three and Six Months Ended April 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows
	Three and Six Months Ended April 30, 2007 and 2006 (unaudited)	3

	Notes To Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2007 AND OCTOBER 31, 2006

	April 30, 2007	October 31, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,677,825	$1,112,165
Commodities held at broker	3,428,114	4,330,489
Accounts receivable, net of allowance for doubtful accounts of $420,349 for 2007 and 2006	4,589,560	6,534,848
Inventories	3,938,672	2,899,543
Prepaid expenses and other current assets	744,693	328,544
Prepaid and refundable taxes	6,710	302,003
Deferred income tax assets	452,000	221,000
TOTAL CURRENT ASSETS	14,837,574	15,728,592

Property and equipment, at cost, net of accumulated depreciation of $4,317,727 and $4,159,274 for 2007 and 2006, respectively	2,458,544	2,138,951
Investment in joint venture	281,858	408,798
Due from joint venture	220,030	73,658
Deposits and other assets	349,335	631,859
TOTAL ASSETS	$18,147,341	$18,981,858

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,052,468	$4,828,689
Income taxes payable	74,707	-
Line of credit borrowings	1,703,952	2,542,881
TOTAL CURRENT LIABILITIES	5,831,127	7,371,570

Deferred income tax liabilities	9,750	12,300
Deferred compensation payable	316,169	256,284
TOTAL LIABILITIES	6,157,046	7,640,154

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued and outstanding for 2007 and 2006, respectively	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,657,742	4,009,151
TOTAL STOCKHOLDERS' EQUITY	11,990,295	11,341,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,147,341	$18,981,858

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	Six Months Ended April 30		Three Months Ended April, 30
	2007	2006	2007	2006
NET SALES	$26,829,485	$25,855,773	$14,194,373	$12,010,928

COST OF SALES	22,553,727	22,667,636	12,087,210	11,148,234

GROSS PROFIT	4,275,758	3,188,137	2,107,163	862,694

OPERATING EXPENSES:
Selling and administrative	2,846,734	2,502,295	1,456,044	1,219,458
Writedown of amount due from joint venture	242,000	-	-	-
Bad debt expense	31,195	-	31,195	-
Officers’ salaries	234,449	272,180	117,437	136,205
TOTALS	3,354,378	2,774,475	1,604,676	1,355,663

INCOME (LOSS) FROM OPERATIONS	921,380	413,662	502,487	(492,969)

OTHER INCOME (EXPENSE)
Interest income	66,576	57,289	32,460	26,723
Equity in loss of joint venture	(93,939)	(5,322)	(30,000)	(5,322)
Writedown of investment in joint venture	(33,000)	-	-	-
Management fee income	12,046	-	-	-
Interest expense	(56,406)	(38,225)	(32,174)	(22,766)
Impairment loss - leasehold improvements	(31,892)	-	(31,892)	-
	(136,615)	13,742	(61,606)	(1,365)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	784,765	427,404	440,881	(494,334)

Benefit (provision) for income taxes	(140,050)	(192,000)	(102,200)	210,100

INCOME (LOSS) BEFORE MINORITY INTEREST	644,715	235,404	338,681	(284,234)

Minority interest in subsidiary	3,877	-	207	-

NET INCOME (LOSS)	$648,592	$235,404	$338,888	$(284,234)

Basic and diluted earnings (loss) per share	$.12	$.04	$.06	$(.05)

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$648,592	$235,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,478	227,907
Writedown of amount due from joint venture	242,000	-
Loss from joint venture	93,939	5,322
Writedown of investment in joint venture	33,000	-
Deferred income taxes	(233,550)	29,300
Impairment loss - leasehold improvements	31,892	-
Changes in operating assets and liabilities:
Commodities held at broker	902,375	14,443
Accounts receivable	1,945,288	899,654
Inventories	(1,039,129)	950,421
Prepaid expenses and other current assets	(416,149)	(116,862)
Prepaid and refundable income taxes	295,293	(104,607)
Due from joint venture	(388,372)	-
Deposits and other assets	14,021	(19,675)
Accounts payable and accrued expenses	(836,106)	(502,758)
Income taxes payable	74,707	(217,064)
Deferred compensation payable	59,885	-
Net cash provided by operating activities	1,593,164	1,401,485

INVESTING ACTIVITIES:
Purchases of property and equipment	(188,575)	(113,756)
Security deposits	-	(2,500)
Investment in joint venture	-	(450,501)
Net cash (used in) investing activities	(188,575)	(566,757)

FINANCING ACTIVITIES:
Advances under bank line of credit	23,967,150	20,737,183
Principal payments under bank line of credit	(24,806,079)	(20,920,638)
Principal payments of obligations under capital leases	-	(1,329)
Net cash (used in) financing activities	(838,929)	(184,784)

NET INCREASE IN CASH	565,660	649,944

Cash, beginning of year	1,112,165	735,468

CASH, END OF PERIOD	$1,677,825	$1,385,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$43,351	$16,873
Income taxes paid	$-	$185,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

The Company utilized its deposit for the purchase of machinery and equipment	$328,388	-

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States and Canada, consisting of supermarkets, wholesalers, gourmet roasters and individually owned and multi - unit retailers.

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

The Company also owns a 50% interest in Cafe La Rica, LLC (“CLR”) effective March 10, 2006. CLR is in the same business as the Company and is being recorded as an investment in joint venture since it started its operations during the quarter ended April 30, 2006. The Company does not exercise control of CLR. As a result, the financial statements of CLR are not consolidated and are accounted for by the equity method of accounting. (See Note 7 for a discussion on legal proceedings regarding the Company’s investment in CLR.)

NOTE 2 - BASIS OF PRESENTATION:

The interim financial information as of April 30, 2007 and for the six and three-month periods ended April 30, 2007 and 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 30, 2007, and results of operations and cash flows for the six and three months ended April 30, 2007 and 2006, as applicable, have been made. The results of operations for the six and three months ended April 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. The equity method of accounting was used to record the Company’s share of the loss in CLR. All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

NOTE 3 - INSURANCE CLAIM RECEIVABLE:

The Company sustained weather related damages to its warehouse facility in Colorado during the six months ended April 30, 2007. The Company paid for the repairs as the work progressed. The Company also paid for labor costs related to the repairs and clean-up of the facility. The insurance carrier reimburses the Company for the costs of the repairs and the costs of the labor related to the repairs and clean-up. The Company has been reimbursed $1,200,000 by the insurance carrier during the three months ended April 30, 2007. As of April 30, 2007, the Company has a receivable from the insurance carrier of $482,094, which is included with prepaid expenses and other current assets on the balance sheet.

NOTE 4 - INVENTORIES:

Inventories at April 30, 2007 and October 31, 2006 consisted of the following:

	April 30, 2007	October 31, 2006
Packed coffee	$1,264,821	$700,284
Green coffee	1,929,565	1,466,161
Packaging supplies	744,286	733,098
Totals	$3,938,672	$2,899,543

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

NOTE 5 - HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes commodities for cash, futures and options in the amount of $3,428,114 and $4,330,489 at April 30, 2007 and October 31, 2006, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At April 30, 2007, the Company held 600 options (generally with terms of two months or less) covering an aggregate of 22,500,000 pounds of green coffee beans at a price of $1.00 to $1.10 per pound. The fair market value of these options, which was obtained from major financial institutions, was $1,338,975 at April 30, 2007.

At April 30, 2006, the Company held 282 options (generally with terms of two months or less) covering an aggregate of 10,575,000 pounds of green coffee beans at a prices of $1.10 and $1.11 per pound. The fair market value of these options, which was obtained from a major financial institution, was $407,175 at April 30, 2006.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2007, the Company held 148 futures contracts for the purchase of 5,550,000 pounds of coffee at an average price of $1.12 per pound. The market price of coffee applicable to such contracts was $1.06 per pound at that date. At April 30, 2006, the Company did not hold any futures contracts.

Included in cost of sales and commodities held at broker for the six and three months ended April 30, 2007 and 2006, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2007	2006
Gross realized gains	$476,381	$195,032
Gross realized losses	$(205,211)	$(106,312)
Net unrealized gains (losses)	$171,293	$(154,399)

	Six Months Ended April 30,
	2007	2006
Gross realized gains	$1,164,837	$811,245
Gross realized losses	$(299,612)	$(660,761)
Net unrealized gains (losses)	$167,554	$229,301

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

NOTE 6 - LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 expiring on October 31, 2007. This line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 2.4% (7.47% as of April 30, 2007 and October 31, 2006) and requires the Company to comply with various financial covenants. As of April 30, 2007 and 2006, the Company was in compliance with all financial covenants. As of April 30, 2007 and October 31, 2006, the borrowings under the line of credit were $1,703,952 and $2,542,881, respectively.

NOTE 7 - LEGAL PROCEEDINGS:

On February 5, 2007, the Company dissolved CLR due to CLR’s material breach of the Expense Sharing Agreement dated March 2006 between CLR and the Company, primarily resulting from non-payment for coffee supplied to CLR by the Company. In the notice of dissolution, the Company requested an orderly winding up of CLR’s business and the liquidation of its assets.

Coffee Bean Trading - Roasting LLC (“CBT”), the joint venture member, denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company alleging breaches of certain agreements and responsibilities. The Company countersued CBT alleging conversion of CLR funds and breaches of certain agreements and responsibilities. Venue of this lawsuit was successfully transferred by the Company to the U.S. District Court for the District of Delaware.

While the Company’s Motion To Transfer Venue was pending in the U.S. District Court for the Southern District of Florida, the Company filed a separate action in the Delaware Chancery Court against CLR and Ernesto Aguila, a member in Coffee Bean Trading - Roasting, LLC, individually also alleging breaches of certain agreements and responsibilities and conversion of CLR funds. Subsequent to the transfer to the U.S. District Court for the District of Delaware, the Company filed an Amended Complaint in the Delaware Chancery Court to add the claims against CBT for conversion of CLR funds and breaches of certain agreements and responsibilities that the Company was countersuing CBT for in the Florida action. CBT has countersued the Company in the Delaware action alleging breaches of certain agreements and responsibilities and requesting a liquidating trustee to wind up the affairs of CLR and liquidate and distribute its assets.

As a result of all the parties claims being consolidated into the Delaware Chancery Court action, in which the Company is now the Plaintiff, the case pending in the District of Delaware will be voluntarily dismissed. The Company considers the allegations against it to be baseless and intends to vigorously defend itself and prosecute its claims against CBT, CLR and Ernesto Aguila in the Delaware Chancery Court.

The Company has written down the amount due from the joint venture by $242,000 during the six months ended April 30, 2007 representing the least likely amount that will not be recovered from CLR. The Company’s investment in the joint venture has been written down by $33,000 during the six months ended April 30, 2007 to $281,858 as of April 30, 2007 representing the net book value of the equipment that was originally contributed by the Company to the joint venture. The Company has estimated its share of the losses in CLR to be $93,939 for the six months ended April 30, 2007 based upon the most recent available information.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

The Company is a party to various other legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's results of operations or financial position in future period.

NOTE 8 - EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share as based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006
Net Income (Loss)	$648,592	$235,404	$338,888	$(284,234)

BASIC EARNINGS:
Weighted average number of common
Shares outstanding	5,529,830	5,529,830	5,529,830	5,529,830

Basic earnings (loss) per common share	$.12	$.04	$.06	$(.05)

DILUTED EARNINGS:
Weighted average number of common
Shares outstanding	5,529,830	5,529,830	5,529,830	5,529,830
Warrants - common stock equivalents	70,000	65,030	0	0

Weighted average number of common
Shares outstanding - as adjusted	5,599,830	5,594,860	5,529,830	5,529,830

Diluted earnings (loss) per common share	$.12	$.04	$.06	$(.05)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006
(Unaudited)

NOTE 9 - ECONOMIC DEPENDENCY:

For the six months ended April 30, 2007, sales to two customers were in excess of 10% of the Company’s total sales. Sales to these customers were approximately $7,000,000 and $3,125,000, or 26% and 11%, respectively, and the corresponding accounts receivable at April 30, 2007 from these customers was approximately $737,000 and $395,000, respectively.

For the six months ended April 30, 2006, sales to one customer was in excess of 10% of the Company’s total sales. Sales to this customer were approximately $9,217,000, or 35% and the corresponding accounts receivable at April 30, 2006 from this customer was approximately $1,002,000.

For the six months ended April 30, 2007, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $7,200,000 and $3,000,000, or 32% and 13%, respectively, and the corresponding accounts payable to these suppliers at April 30, 2007 were approximately $966,000 and $298,000, respectively.

For the six months ended April 30, 2006, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $7,454,000 and $2,662,000, or 34% and 12%, respectively and the corresponding accounts payable to these suppliers at April 30, 2006 were approximately $723,000 and $284,000, respectively.

NOTE 10 - STOCK OPTION PLAN:

The Company has a stock option plan whereby options may be granted to the Company’s directors, officers, other key employees and consultants. The Company has reserved 800,000 shares of common stock for issuance under this plan. As of April 30, 2007, no options have been granted under the plan since its inception.

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

In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting, LLC and formed Café La Rica, LLC, a Delaware limited liability company. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We own 50% of the joint venture and are the primary supplier of its coffee inventory. We had originally invested $585,709 in cash and equipment in Café La Rica. We incurred a net loss on our investment in Café La Rica of $93,939 for the six months ended April 30, 2007 and $270,850 since Café La Rica was formed and wrote the investment down by $33,000 during the six months ended April 30, 2007 to equal the net book value of the equipment that was originally contributed by us to Café La Rica upon formation. In addition, prior to April 30, 2007, we were owed $531,890 for coffee supplied by us to Café La Rica and for miscellaneous advances. Despite an Expense Sharing Agreement between the parties which required Café La Rica to pay us for the coffee supplied to it by us within 15 days of the end of each calendar month, $412,113 of this amount was over 90 days past due as of April 30, 2007. As a result, on April 30, 2007 we wrote down the amounts owed to us by $242,000 during the six months ended April 30, 2007. On February 5, 2007, we dissolved Café La Rica due to Café La Rica’s material breach of the Expense Sharing Agreement. In the notice of dissolution, we requested an orderly winding up of Café La Rica’s business and the liquidation of its assets. Cafe La Café and Coffee Bean Trading-Roasting, LLC, have denied that any breach has occurred. The dispute is now in litigation. See “Legal Proceedings.”

In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. There have been limited operations during the six and three months ended April 30, 2007. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $46,000.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $39,000 for the three months ended April 30, 2007.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset of $442,250 could need to be written off if we do not remain profitable.

Comparison of Results of Operations for the Three Months Ended April 30, 2006 and 2007

Net Income. We had net income of $338,888, or $.06 per share (basic and diluted), for the three months ended April 30, 2007 compared to a net loss of $284,234, or ($0.05) per share (basic and diluted), for the three months ended April 30, 2006. The increase primarily reflects increased gross profit and was partially offset by increased operating expenses.

Net Sales. Net sales totaled $14,194,373 for the three months ended April 30, 2007, an increase of $2,183,445 or 18.2% from $12,010,928 for the three months ended April 30, 2006. The increase in green coffee sales reflects higher sales of green coffee and private label coffee compared to the second quarter of fiscal year 2006. The number of our customers in the specialty green coffee area was relatively flat, numbering 282 customers at April 30, 2007. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area.

Cost of Sales. Cost of sales for the three months ended April 30, 2007 was $12,087,210 or 85.2% of net sales, as compared to $11,148,234 or 92.8% of net sales for the three months ended April 30, 2006. The increase in cost of sales primarily reflects increased purchases of green coffee, partially offset by an increase in net gains on futures contracts. Green coffee purchases increased $1,236,191 from $9,123,877 to $10,360,268 due to higher green coffee and private label sales volumes. Net gains on futures contracts increased by $508,142 compared to the second quarter of fiscal year 2006. We had net gains on futures contracts of $442,463 for the three months ended April 30, 2007 compared to net losses of $65,679 for the three months ended April 30, 2006. The decrease in cost of sales as a percentage of net sales reflects increased margins on our private labeled and branded coffee products due to the two price increases implemented in October of 2006 and January of 2007.

Gross Profit. Gross profit for the three months ended April 30, 2007 was $2,107,163, an increase of $1,244,199, or 144.2%, from $862,964 for the three months ended April 30, 2006. Gross profit as a percentage of net sales increased to 14.8% for the three months ended April 30, 2007 from 7.2% for the three months ended April 30, 2006. The increase in our margins is attributable to the effects of the price increases implemented in October 2006 as well as an increase in net gains on future contracts during the three months ended April 30, 2007 compared to same period the previous year. Excluding the impact of future contracts, gross profit as a percentage of sales was 11.7% and 7.7% for the three months ended April 30, 2007 and 2006, respectively. The increase in these margins is mainly attributable to the effects of the price increases we implemented.

Operating Expenses. Total operating expenses increased by $249,013, or 18.37%, to $1,604,676 for the three months ended April 30, 2007 from $1,355,663 for the three months ended April 30, 2006. The increase in operating expenses primarily reflects a $236,586 increase in selling and administrative expense. The increase in selling and administrative expense was primarily attributable to increases of approximately $48,000 in travel and show expenses, $28,000 in insurance, $25,000 in professional fees and $18,000 in licenses, partially offset by a decrease of approximately $50,000 in office labor expenses. The increase in travel and show expenses was attributable to greater participation in trade shows to promote our private label and branded coffee products. The increase in amortization was due to additional equipment for our Generations Coffee joint venture and the increase in insurance was due to increased premiums on health and liability insurance. Professional fees increased due to Sarbanes-Oxley Act compliance and the Café La Rica litigation, while the increase in licenses was attributable to a down payment on a new licensing arrangement currently being negotiated by us.

Other Expense. Other expense increased by $60,241 to $61,606 for the three months ended April 30, 2007 compared to $1,365 for the three months ended April 30, 2006. The major components of other expense, interest income and interest expense, increased by $5,737 and $9,408, respectively, during the second quarter of 2007 compared to 2006. We also incurred expense of $30,000 and $5,322 during the three months ended April 30, 2007 and April 30, 2006, respectively, which constituted our share of the loss incurred by our Café La Rica joint venture. We also incurred an impairment loss of $31,892 on leasehold improvements for our Colorado facility.

Income Before Income Taxes and Minority Interest in Subsidiary. We had income of $440,881 before income taxes and minority interest in subsidiary for the three months ended April 30, 2007 compared to a loss of $494,334 during the comparable period in 2006. The increase was attributable to increased income from operations.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2007 totaled $102,200 compared to a benefit of $210,100 for the three months ended April 30, 2006 as a result of increased income before income taxes for the three months ended April 30, 2007 compared to a loss for the three months ended April 30, 2006.

Comparison of Results of Operations for the Six Months Ended April 30, 2006 and 2007

Net Income. We had net income of $648,592, or $.12 per share (basic and diluted), for the six months ended April 30, 2007 compared to net income of $235,404, or $0.04 per share (basic and diluted), for the six months ended April 30, 2006. The increase primarily reflects increased gross profit and was partially offset by increased operating expenses.

Net Sales. Net sales totaled $26,829,485 for the six months ended April 30, 2007, an increase of $973,712 or 3.8% from $25,855,773 for the six months ended April 30, 2006. The increase in net sales reflects higher sales of green coffee and private label coffee versus the first two quarters of 2006. The number of our customers in the specialty green coffee area was relatively flat, numbering 282 customers at April 30, 2007. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area.

Cost of Sales. Cost of sales for the six months ended April 30, 2007 was $22,553,727, or 84.1% of net sales, as compared to $22,667,636 or 87.7% of net sales for the six months ended April 30, 2006. The decrease in cost of sales primarily reflects an increase in net gains on futures contracts, partially offset by increased purchases of green coffee. Green coffee purchases increased $803,907 from $18,680,238 to $19,484,145 due to higher green coffee and private label sales volumes. Net gains on futures contracts increased by $652,994, or 171.9%, from $379,785 for the six months ended April 30, 2006 to $1,032,779 for the six months ended April 30, 2007. The decrease in cost of sales as a percentage of net sales reflects increased margins on our private label and branded coffee products due to the two price increases implemented in October of 2006 and January of 2007.

Gross Profit. Gross profit for the six months ended April 30, 2007 was $4,275,758, an increase of $1,087,621, or 34.1%, from $3,188,137 for the six months ended April 30, 2006. Gross profit as a percentage of net sales increased to 15.9% for the six months ended April 30, 2007 from 12.3% for the six months ended April 30, 2006. The increase in our margins is attributable to the effects of the price increases implemented in October 2006 as well as an increase in net gains on future contracts during the six months ended April 30, 2007 compared to same period the previous year. Excluding the impact of future contracts, gross profit as a percentage of sales was 12.1% and 10.9% for the six months ended April 30, 2007 and 2006, respectively. The increase in these margins is mainly attributable to the effects of the price increases we implemented.

Operating Expenses. Total operating expenses increased by $579,903, or 20.9%, to $3,354,378 for the six months ended April 30, 2007 from $2,774,475 for the six months ended April 30, 2006. The increase in operating expenses primarily reflects a $242,000 writedown in amounts due from Café La Rica and a $344,439 increase in selling and administrative expense. The writedown pertained to the nonpayment of invoices and advances associated with Café La Rica. See “Legal Proceedings.” The increase in selling and administrative expense was primarily attributable to increases of approximately $131,000 in professional fees, $100,000 in insurance, $69,000 in office salaries, $69,000 in commissions, $59,000 in licenses and fees and $50,000 in office supplies, partially offset by decreases of approximately $56,000 in contract labor costs, $54,000 in shipping costs and $14,000 in travel expenses. The increase in professional fees was due to costs related to Sarbanes-Oxley Act compliance and the Café La Rica litigation. The increase in insurance costs was attributable to increased premiums for health and liability insurance. Office salaries increased because of the addition of new personnel and costs associated therewith, while commissions increased due to increased sales. The increases in licenses and fees were due to a down payment on a new licensing arrangement currently being negotiated by us and the increase in office supplies resulted from office upgrades and maintenance.

Other Income (Expense). Other expense increased by $150,357 to an expense of $136,615 for the six months ended April 30, 2007 compared to income of $13,742 for the six months ended April 30, 2006. The increase in other expense was primarily due to a $33,000 writedown in the investment in our Café La Rica joint venture; our $93,939 share of the loss incurred by our Café La Rica joint venture, and increased interest expense and an impairment loss of $31,892 on leasehold improvements. These increases in expense were partially offset by increased management fee income and interest income.

Income Before Income Taxes and Minority Interest in Subsidiary. We had income of $784,765 before income taxes and minority interest in subsidiary for the six months ended April 30, 2007 compared to $427,406 for the six months ended April 30, 2006. The increase was attributable to increased income from operations.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2007 totaled $140,050 compared to $192,000 for the six months ended April 30, 2006 as a result of the change in our deferred tax asset.

Liquidity and Capital Resources

As of April 30, 2007, we had working capital of $9,006,447 which represented a $649,425 increase from our working capital of $8,357,022 as of October 31, 2006, and total stockholders’ equity of $11,990,295, which increased by $648,591 from our total stockholders’ equity of $11,341,704 as of October 31, 2006. Our working capital increased primarily due to an increase in inventories of $1,039,129, a decrease in line of credit borrowings of $838,929, a decrease in accounts payable and accrued expenses of $776,221 and a $565,660 increase in cash, offset in part by a $1,945,288 decrease in accounts receivable, net of allowances for doubtful accounts, and a $902,375 decrease in commodities held at broker. At April 30, 2007, the outstanding balance on our line of credit was $1,703,952 compared to $2,542,881 at October 31, 2006. Total stockholders’ equity primarily increased due to net income for the six month period.

As of April 30, 2007, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2007 and requires monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all of our assets. The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants and the personal guarantees of two of the Company’s officers/shareholders: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of April 30, 2007, we were in compliance with all covenants contained in the credit facility.

For the six months ended April 30, 2007, our operating activities provided net cash of $1,593,164 as compared to the six months ended April 30, 2006 when net cash provided by operating activities was $1,401,485. The increased cash flow from operations for the six months ended April 30, 2007 was primarily due to increased net income and increases in accounts payable, deferred taxes and accrued expenses, partially offset by increased accounts receivable and commodities held at broker and the loss due to our interest in, and writedown of amounts due from, Café La Rica.

For the six months ended April 30, 2007, our investing activities used net cash of $188,575 as compared to the six months ended April 30, 2006 when net cash used in investing activities was $566,757. During the six months ended April 30, 2007, all of the net cash used in investing activities related to purchases of property and equipment. During the six months ended April 30, 2006, net cash used in investing activities included approximately $450,000 of investments Café La Rica and Generations Coffee Company.

For the six months ended April 30, 2007, our financing activities used net cash of $838,929 as compared to the six months ended April 30, 2006 when net cash used in financing activities was $184,784. The decreased cash flow from financing activities reflects increased net cash payments under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2007, our debt consisted of $1,073,952 of variable rate debt under our revolving line of credit. At April 30, 2007, interest on the variable rate debt was payable at 7.47% (or 2.4% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 5 of the notes to financial statements in this report. At April 30, 2007, we held 600 options (generally with terms of two months or less) covering an aggregate of 22,500,000 pounds of green coffee beans at a price of $1.00 to $1.10 per pound. The fair market value of these options, which was obtained from major financial institutions, was $1,338,975 at April 30, 2007. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2007, we held 148 futures contracts for the purchase of 5,550,000 pounds of coffee at an average price of $1.12 per pound. The market price of coffee applicable to such contracts was $1.06 per pound at that date.

We increased the level of our hedging activity due to a number of factors. First, we anticipate a potential tightness in the physical coffee market during the second half of 2007 as both Brazil and Vietnam, the top two coffee producing countries in the world, should be experiencing a much lower level of exports during this period. Inasmuch as Robusta coffee futures contracts on the London Robusta Market are at an eight year high and similar market conditions resulted in price increases and lower margins last year, we wanted to be prepared for a similar situation this year. Secondly, we believe that acquiring options and futures at current prices at a time when the market is at a six month low will allow us to increase our operating margins over the next several months, given the level of our price increases compared to the underlying futures contract.

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

Café La Rica’s other member, Coffee Bean Trading-Roasting, LLC, denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against us alleging breaches of certain agreements and responsibilities. We countersued Coffee Bean Trading-Roasting, LLC alleging conversion of Café La Rica funds and breaches of certain agreements and responsibilities. Venue of this lawsuit was successfully transferred by us to the U.S. District Court for the District of Delaware.

While our Motion To Transfer Venue was pending in the U.S. District Court for the Southern District of Florida, we filed a separate action in the Delaware Chancery Court against Café La Rica and Ernesto Aguila, a partner in Coffee Bean Trading - Roasting, LLC, individually also alleging breaches of certain agreements and responsibilities and conversion of Café La Rica funds. Subsequent to the transfer to the U.S. District Court for the District of Delaware, we filed an Amended Complaint in the Delaware Chancery Court to add the claims against Coffee Bean Trading-Roasting, LLC for conversion of Café La Rica funds and breaches of certain agreements and responsibilities that we were countersuing Coffee Bean Trading-Roasting, LLC for in the Florida action. Coffee Bean Trading-Roasting, LLC has countersued us in the Delaware action alleging breaches of certain agreements and responsibilities and requesting a liquidating trustee to wind up the affairs of Café La Rica and liquidate and distribute its assets.

As a result of all the parties claims being consolidated into the Delaware Chancery Court action, in which we are now the plaintiff, the case pending in the District of Delaware will be voluntarily dismissed. We consider the allegations against us be baseless and intend to vigorously defend our self and prosecute our claims against Coffee Bean Trading-Roasting, LLC, Café La Rica and Ernesto Aguila in the Delaware Chancery Court.

We have written down the amount due from the joint venture by $242,000 during the three months ended April 30, 2007 representing the least likely amount that will not be recovered from Café La Rica. Our investment in the joint venture has been written down by $33,000 for the three months ended April 30, 2007 to $281,858 as of April 30, 2007 representing the net book value of the equipment that was originally contributed by us to the joint venture. We have estimated our share of the loss in Café La Rica to be $93,939 for the six months ended April 30, 2007 based upon the most recent available information.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

On April 13, 2007, our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to 5.0%, or 276,491 shares, of our common stock outstanding as of April 12, 2007, in either open market or private transactions. The stock repurchase plan is not subject to an expiration date.

During the three months ended April 30, 2007, no stock was repurchased under the plan.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 12, 2007, we held our annual meeting of stockholders. 3,826,141 shares, representing a majority of our issued and outstanding shares of common stock, were represented at the meeting.

At the meeting, Gerard DeCapua and Robert M. Williams were elected to our Board of Directors for terms expiring at the 2010 annual meeting of stockholders. Election of directors was the only proposal at the meeting.

The proposal submitted to shareholders and the tabulation of votes for the proposal are as follows:

Election of Directors	Votes For	Votes Withheld
Gerard DeCapua	3,825,541	32,276
Robert M. Williams	3,826,141	31,676

Item 5. Other Information.

None.

Item 6. Exhibits.

11.1	Earnings Per Share Calculation.

31.1	Rule 13a - 14(a)/15d - 14a Certification.

32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc. (Registrant)

By:	/s/ Andrew Gordon
Andrew Gordon President, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

June 12, 2007