Form 10-Q
period 2007-07-31
COFFEE HOLDING CO INC
filed 2007-09-14
CIK 1007019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________    to ________________

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

5,517,830 shares of common stock, par value $0.001 per share, outstanding at August 31, 2007

		PAGE
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets
	July 31, 2007 (unaudited) and October 31, 2006	1

	Condensed Consolidated Statements of Operations
	Three and Nine Months Ended July 31, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended July 31, 2007 and 2006 (unaudited)	3

	Notes To Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

i

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND OCTOBER 31, 2006

	July 31, 2007	October 31, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,098,689	$1,112,165
Commodities held at broker	3,783,683	4,330,489
Accounts receivable, net of allowance for doubtful accounts of $420,349 for 2007 and 2006	5,277,593	6,534,848
Inventories	3,882,301	2,899,543
Prepaid expenses and other current assets	352,870	328,544
Prepaid and refundable taxes	32,411	302,003
Deferred income tax assets	459,000	221,000
TOTAL CURRENT ASSETS	15,886,547	15,728,592

Property and equipment, at cost, net of accumulated depreciation of $4,424,306 and $4,159,274 for 2007 and 2006, respectively	2,397,680	2,138,951
Investment in joint venture	284,458	408,798
Due from joint venture, less reserve of $242,000 for 2007	220,030	73,658
Deposits and other assets	499,860	631,859
TOTAL ASSETS	$19,288,575	$18,981,858

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Line of credit borrowings	$2,674,490	$2,542,881
Accounts payable and accrued expenses	3,923,093	4,828,689
Income taxes payable	27,756	-
TOTAL CURRENT LIABILITIES	6,625,339	7,371,570

Deferred income tax liabilities	13,700	12,300
Deferred compensation payable	351,332	256,284
TOTAL LIABILITIES	6,990,371	7,640,154

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued for 2007 and 5,529,830 shares issued and outstanding for 2006	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	5,028,399	4,009,151
Less treasury stock, 12,000 shares, at cost in 2007	(62,748)	-
TOTAL STOCKHOLDERS' EQUITY	12,298,204	11,341,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,288,575	$18,981,858

See notes to condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,

	2007	2006	2007	2006
NET SALES	$40,794,292	$37,714,354	$13,964,807	$11,858,581

COST OF SALES	34,581,004	32,584,566	12,027,277	9,916,930

GROSS PROFIT	6,213,288	5,129,788	1,937,530	1,941,651

OPERATING EXPENSES:
Selling and administrative	4,239,451	3,916,707	1,360,846	1,414,412
Writedown of amount due from joint venture	242,000	-	-	-
Bad debt expense	31,195	5,421	-	5,421
Officers’ salaries	384,302	408,155	149,853	135,975
TOTALS	4,896,948	4,330,283	1,510,699	1,555,808

INCOME FROM OPERATIONS	1,380,124	799,505	426,831	385,843

OTHER INCOME (EXPENSE)
Interest income	102,226	90,907	35,650	33,618
Equity in (loss) income of joint venture	(91,340)	(74,611)	2,600	(69,289)
Writedown of investment in joint venture	(33,000)	-	-	-
Management fee income	12,026	-	-	-
Interest expense	(87,530)	(80,951)	(31,124)	(42,726)
	(97,618)	(64,655)	7,126	(78,397)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,218,722	734,850	433,957	307,446

Provision for income taxes	(198,493)	(319,996)	(58,443)	(127,996)

INCOME BEFORE MINORITY INTEREST	1,020,229	414,854	375,514	179,450

Minority interest in subsidiary	(981)	-	(4,858)	-

NET INCOME	$1,019,248	$414,854	$370,656	$179,450

Basic and diluted earnings per share	$.18	$.08	$.07	$.03

See notes to condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$1,019,248	$414,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,058	328,962
Bad debts	31,195	5,421
Writedown of amount due from joint venture	242,000	-
Loss from joint venture	91,340	74,611
Writedown of investment in joint venture	33,000	-
Deferred income taxes	(236,600)	46,100
Impairment loss	31,892	-
Changes in operating assets and liabilities:
Commodities held at broker	546,805	(176,480)
Accounts receivable	984,060	86,222
Inventories	1,226,060	281,694
Prepaid expenses and other current assets	(24,326)	(284,662)
Prepaid and refundable income taxes	269,592	-
Accounts payable and accrued expenses	(905,595)	194,252
Due from joint venture	(388,372)	-
Deposits and other assets	(196,389)	(99,479)
Income taxes payable	27,756	(218,864)
Deferred compensation payable	95,048	-
Net cash provided by operating activities	1,151,954	652,631

INVESTING ACTIVITIES:
Purchases of property and equipment	(234,291)	(157,641)
Investment in joint venture	-	(689,005)
Net cash used in investing activities	(234,291)	(846,646)

FINANCING ACTIVITIES:
Advances under bank line of credit	36,771,879	31,322,458
Principal payments under bank line of credit	(36,640,270)	(28,823,076)
Purchase of treasury stock	(62,748)	-
Principal payments of obligations under capital leases	-	(1,329)
Net cash provided by financing activities	68,861	2,498,053

NET INCREASE IN CASH	986,524	2,304,038

Cash, beginning of year	1,112,165	735,468

CASH, END OF PERIOD	$2,098,689	$3,039,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$35,530	$36,034
Income taxes paid	$132,506	$269,784

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
The Company utilized its deposit for the purchase of machinery and equipment	$328,388	$-

See notes to condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and also sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States and Canada, consisting of supermarkets, wholesalers, gourmet roasters and individually owned and multi - unit retailers.

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

The Company also owns a 50% interest in Cafe La Rica, LLC (“CLR”) effective March 10, 2006. CLR is in the same business as the Company and is being recorded as an investment in joint venture. CLR commenced its operations during the quarter ended April 30, 2006. The Company does not exercise control of CLR. As a result, the financial statements of CLR are not consolidated and are accounted for by the equity method of accounting. On February 5, 2007, the Company dissolved CLR (See Note 7).

NOTE 2 - BASIS OF PRESENTATION:

The interim condensed consolidated financial information as of July 31, 2007 and for the nine and three-month periods ended July 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2007, and results of operations for the nine and three months ended and cash flows for the nine months ended July 31, 2007 and 2006, as applicable, have been made. The results of operations for the nine and three months ended July 31, 2007 and 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. The equity method of accounting was used to record the Company’s share of the (loss) income in CLR. All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

NOTE 3 - INSURANCE CLAIM RECEIVABLE:

The Company sustained weather related damages to its warehouse facility in Colorado. The Company has paid for the repairs as the work progressed. The Company has also paid for labor costs related to the repairs and clean-up of the facility. The insurance carrier reimburses the Company for the costs of the repairs and the costs of the labor related to repairs and clean-up. The Company has already been reimbursed $1,630,000 by the insurance carrier as of July 31, 2007. As of July 31, 2007 the Company had a receivable from its insurance carrier of $133,009, which is included with prepaid expenses and other current assets on the balance sheet.

NOTE 4 - INVENTORIES:

Inventories at July 31, 2007 and October 31, 2006 consisted of the following:

	July 31, 2007 (unaudited)	October 31, 2006
Packed coffee	$1,150,543	$700,284
Green coffee	1,950,349	1,466,161
Packaging supplies	781,409	733,098
Totals	$3,882,301	$2,899,543

NOTE 5 - HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes commodities for cash, futures and options in the amount of $3,783,683 and $4,330,489 at July 31, 2007 and October 31, 2006, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At July 31, 2007, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $1.20 per pound. The fair market value of these options, which was obtained from major financial institutions, was $189,375 at July 31, 2007.

At July 31, 2006, the Company held 243 options (generally with terms of two months or less) covering an aggregate of 9,112,500 pounds of green coffee beans at a prices of $.975 and $1.10 per pound. The fair market value of these options, which was obtained from a major financial institution, was $487,961 at July 31, 2006.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2007, the Company held 199 futures contracts for the purchase of 7,462,500 pounds of coffee at an average price of $1.1489 per pound. The market price of coffee applicable to such contracts was $1.143 per pound at that date.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

At July 31, 2006, the Company held 58 futures contracts for the purchase of 2,175,000 pounds of coffee at prices ranging from $.9755 up to $.9930 per pound for September 2006 contracts. The market price of coffee applicable to such contracts was $.995 per pound at that date.

Included in cost of sales and commodities held at broker for the nine and three months ended July 31, 2007 and 2006, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2007 (unaudited)	2006
Gross realized gains	$1,561,329	$758,664
Gross realized losses	$(493,452)	$(684,232)
Unrealized gains and (losses)	$(69,252)	$89,206

	Nine Months Ended July 31,
	2007 (unaudited)	2006
Gross realized gains	$2,726,166	$1,569,909
Gross realized losses	$(793,064)	$(1,344,993)
Unrealized gains and (losses)	$98,302	$307,397

NOTE 6 - LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 expiring on October 31, 2007. This line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at the one month LIBOR rate plus 2.4% (7.47% as of July 31, 2007 and October 31, 2006) and requires the Company to comply with various financial covenants. As of July 31, 2007 and October 31, 2006, the Company was in compliance with all financial covenants. As of July 31, 2007 and October 31, 2006, the borrowings under the line of credit were $2,674,490 and $2,542,881, respectively.

NOTE 7 - LEGAL PROCEEDINGS:

On February 5, 2007, the Company dissolved CLR due to CLR’s material breach of the Expense Sharing Agreement dated March 2006 between the Company and CLR, primarily resulting from non-payment for coffee supplied to CLR by the Company. In the notice of dissolution, the Company requested an orderly winding up of CLR’s business and the liquidation of its assets.

CLR’s other member, Coffee Bean Trading-Roasting, LLC (“CBT”), denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company alleging breaches of certain agreements and responsibilities. The Company countersued CBT alleging conversion of CLR funds and breaches of certain agreements and responsibilities. The court granted the Company’s motion to transfer the venue of this lawsuit to Delaware.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

The Company has filed a lawsuit in the Delaware Chancery Court against CLR, CBT and Ernesto Aguila, a partner in CBT, individually, alleging breaches of certain agreements and responsibilities and conversion of CLR funds. CBT has countersued the Company in the Delaware action alleging breaches of certain agreements and responsibilities and requesting a liquidating trustee to wind up the affairs of CLR and liquidate and distribute its assets.

The litigation continues and the parties are in the process of discovery. Settlement discussions between the various parties are ongoing. The Company considers the allegations against it be baseless and intends to vigorously defend itself and prosecute its claims against CBT, CLR and Ernesto Aguila in the Delaware Chancery Court.

The Company has written down the amount due from the joint venture by $242,000 during the nine months ended July 31, 2007 representing the least likely amount that will not be recovered from CLR. The Company’s investment in the joint venture has been written down by $33,000 during the nine months ended July 31, 2007 to $284,458 as of July 31, 2007 representing the approximate net book value of the equipment that was originally contributed by the Company to the joint venture.

The Company has estimated its share of the losses in CLR to be $91,340 for the nine months ended July 31, 2007 and income of $2,600 for the three months ended July 31, 2007 based upon the most recent available information.

The Company is a party to various other legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's results of operations or financial position in future period.

NOTE 8 - EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share as based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings per share for the three and nine month periods ended July 31, 2007 and 2006 is the same as basic earnings per share, since the effects of the calculation were anti-dilutive.

The following weighted average number of shares was used for the computation of basic and diluted earnings per share:

	Nine Months Ended July 31,		Three Months Ended July 31,

	2007	2006	2007	2006

Basic:	5,528,708	5,529,830	5,528,708	5,529,830
Diluted:	5,528,708	5,529,830	5,528,708	5,529,830

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

NOTE 9 - ECONOMIC DEPENDENCY:

For the nine months ended July 31, 2007, sales to two customers were in excess of 10% of the Company’s total sales. Sales to these customers were approximately $10,775,000 and $5,220,000 or 26% and 13%, respectively, and the corresponding accounts receivable at July 31, 2007 from these customers was approximately $770,000 and $480,000, respectively.

For the nine months ended July 31, 2006, sales to one customer were in excess of 10% of the Company’s total sales. Sales to this customer were approximately $13,370,000 or 35% and the corresponding accounts receivable at July 31, 2006 from this customer was approximately $1,009,000.

For the nine months ended July 31, 2007, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $11,000,000 and $5,000,000 or 32% and 14%, respectively, and the corresponding accounts payable to these suppliers at July 31, 2007 were approximately $1,055,000 and $419,000, respectively.

For the nine months ended July 31, 2006, purchases from two suppliers, were in excess of 10% of the Company’s total purchases. Purchases from these suppliers were approximately $11,718,000 and $3,827,000, respectively, and the corresponding accounts payable to these suppliers at July 31, 2006 were approximately $934,000 and $94,000, respectively.

NOTE 10 - STOCK OPTION PLAN:

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

As of July 31, 2007, no options had been granted under the Plan, since its inception.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 for the first quarter ending January 31, 2009, and is still evaluating the effect, if any, on its financial position or results of operations.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited)

NOTE 12 - TREASURY STOCK:

On April 13, 2007, the Board of Directors authorized a stock repurchase plan pursuant to which the Company could repurchase up to 276,491 shares (5% of its common stock outstanding as of April 12, 2007) in either open market or private transactions. The stock repurchase plan is not subject to an expiration date.

The Company utilizes the cost method of accounting for treasury stock. During the nine months ended July 31, 2007, the Company purchased 12,000 shares for $62,748.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, including equipment and a roasting facility located in La Junta, Colorado. We have also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers and a West Coast Sales Department to increase our sales of green coffee to west coast customers.

As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting, LLC and formed Café La Rica, LLC, a Delaware limited liability company, for the purpose of engaging in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. We had originally invested $585,709 in cash and equipment in Café La Rica. We incurred a net loss on our investment in Café La Rica of $91,340 for the nine months ended July 31, 2007 and $268,251 since Café La Rica was formed and wrote the investment down by $33,000 during the nine months ended July 31, 2007 to equal the approximate net book value of the equipment that was originally contributed by us to Café La Rica upon formation. In addition, prior to July 31, 2007, we were owed $462,030 for coffee supplied by us to Café La Rica and for miscellaneous advances. Despite an Expense Sharing Agreement between the parties which required Café La Rica to pay us for the coffee supplied to it by us within 15 days of the end of each calendar month, all of this amount was over 90 days past due as of July 31, 2007. As a result, on July 31, 2007 we wrote down the amounts owed to us by $242,000 during the nine months ended July 31, 2007. On February 5, 2007, we dissolved Café La Rica due to Café La Rica’s material breach of the Expense Sharing Agreement. In the notice of dissolution, we requested an orderly winding up of Café La Rica’s business and the liquidation of its assets. Cafe La Café and Coffee Bean Trading-Roasting, LLC, have denied that any breach has occurred. The dispute is now in litigation. See “Legal Proceedings.”

In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which will engage in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. Generations had approximately $100,000 in net sales for the quarter ended July 31, 2007 and had nine accounts, two of which made Generations the exclusive supplier for their fast growing and highly visible organic coffee programs.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We anticipate rolling out these items to our customers in late 2007/early 2008. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

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

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline or increase significantly in a very short period of time. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability. In addition, we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $53,000.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $39,000 for the three months ended July 31, 2007.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred income tax assets of $445,300 could need to be written off if we do not remain profitable.

Comparison of Results of Operations for the Three Months Ended July 31, 2006 and 2007

Net Income. We had net income of $370,656, or $0.07 per share (basic and diluted), for the three months ended July 31, 2007 compared to net income of $179,450, or $0.03 per share (basic and diluted), for the three months ended July 31, 2006. The increase primarily reflects decreased operating expenses and increased other income, while gross profit remained relatively constant.

Net Sales. Net sales totaled $13,964,807 for the three months ended July 31, 2007, an increase of $2,106,226 or 17.8% from $11,858,581 for the three months ended July 31, 2006. The increase net sales reflect higher sales of green coffee and private label coffee compared to the third quarter of fiscal year 2006. The number of our customers in the specialty green coffee area was relatively flat, numbering 292 customers at July 31, 2007. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. Although we are constantly gaining new customers in this area, we are also focusing our efforts on retaining and expanding our relationship with our most profitable customers.

Cost of Sales. Cost of sales for the three months ended July 31, 2007 was $12,027,277 or 86.1% of net sales, as compared to $9,916,930 or 83.6% of net sales for the three months ended July 31, 2006. The increase in cost of sales primarily reflects increased purchases of green coffee and packaging, partially offset by an increase in net gains on futures contracts. Green coffee purchases increased $1,221,184 from $9,196,832 to $10,418,016 due to higher green coffee prices and private label sales volumes. Packaging purchases increased $485,143 from $640,938 to $1,126,081 due to a higher level of private label coffee sales. Net gains on futures contracts increased by $834,987 compared to the second quarter of fiscal year 2006. The increase in cost of sales as a percentage of net sales reflects higher green coffee prices.

Gross Profit. Gross profit remained relatively constant at $1,937,530 for the three months ended July 31, 2007 compared to $1,941,651 for the three months ended July 31, 2006. Gross profit as a percentage of net sales decreased to 13.9% for the three months ended July 31, 2007 from 16.4% for the three months ended July 31, 2006. The decrease in our margins is attributable to higher green coffee prices and increased sales to our two largest customers, each of whom receives volume discounts and with whom our margins are therefore somewhat lower. The decrease in our margins was partially offset by an increase in net gains on future contracts during the three months ended July 31, 2007 compared to same period the previous year.

Operating Expenses. Total operating expenses decreased by $45,109, or 2.9%, to $1,510,699 for the three months ended July 31, 2007 from $1,555,808 for the three months ended July 31, 2006. The decrease in operating expenses primarily reflects a $53,566 decrease in selling and administrative expense. The decrease in selling and administrative expense was primarily attributable to decreases of approximately $75,000 in insurance, $28,000 in packaging development expense and $25,000 in office supplies, partially offset by increases of approximately $39,000 in office salaries and $18,000 in commissions. The decrease in insurance was due to a reduction in our director and officer insurance premiums and the fact that we no longer warehouse coffee in New Orleans. Packaging development expense was higher in 2006 due to a new packaging initiative during this period.  The decrease in office supplies reflects increased investment in information technology during the 2006 period. The increases in office salaries and commissions resulted from increased private label and branded coffee sales during the 2007 period.

Other Income. Other income increased by $85,523 to $7,126 for the three months ended July 31, 2007 compared to other expense of $78,397 for the three months ended July 31, 2006. The major components of other expense, interest income and interest expense, increased by $2,032 and decreased by $11,602, respectively, during the third quarter of 2007 compared to 2006. We also incurred expense of $69,289 during the three months ended July 31, 2006, which constituted our share of the loss incurred by our Café La Rica joint venture. For the three months ended July 31, 2007, this item equaled income of $2,600.

Income Before Income Taxes and Minority Interest in Subsidiary. We had income of $433,957 before income taxes and minority interest in subsidiary for the three months ended July 31, 2007 compared to $307,446 during the comparable period in 2006. The increase was attributable to increased income from operations and increased other income.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2007 totaled $58,443 compared to a provision of $127,996 for the three months ended July 31, 2006. An increase in deferred tax assets and decrease in estimate for taxes payable resulted in a reduction in tax expense for the quarter.

Comparison of Results of Operations for the Nine Months Ended July 31, 2006 and 2007

Net Income. We had net income of $1,019,248, or $.18 per share (basic and diluted), for the nine months ended July 31, 2007 compared to net income of $414,854, or $0.08 per share (basic and diluted), for the nine months ended July 31, 2006. The increase primarily reflects increased gross profit and was partially offset by increased operating expenses and other expense.

Net Sales. Net sales totaled $40,794,292 for the nine months ended July 31, 2007, an increase of $3,079,938 or 8.2% from $37,714,354 for the nine months ended July 31, 2006. The increase in net sales reflects higher sales of green coffee and private label coffee versus the first three quarters of 2006. The number of our customers in the specialty green coffee area was relatively flat, numbering 292 customers at July 31, 2007. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. Although we are constantly gaining new customers in this area, we are also focusing our efforts on retaining and expanding our relationship with our most profitable customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2007 was $34,581,004, or 84.8% of net sales, as compared to $32,584,566 or 86.4% of net sales for the nine months ended July 31, 2006. The increase in cost of sales primarily reflects increased purchases of green coffee and packaging, partially offset by an increase in net gains on futures contracts. Green coffee purchases increased by $1,816,881 from $27,877,070 to $29,693,951 due to higher green coffee and private label sales volumes. Packaging purchases increased by $1,665,818 from $$2,259,009 to $3,294,827 due to higher private lable coffee sales. Net gains on futures contracts increased by $1,302,487, or 244.7%, from $532,313 for the nine months ended July 31, 2006 to $1,834,800 for the nine months ended July 31, 2007. The decrease in cost of sales as a percentage of net sales reflects increased margins on our private label and branded coffee products due to the two price increases implemented in October of 2006 and January of 2007 and increased gains on futures contracts.

Gross Profit. Gross profit for the nine months ended July 31, 2007 was $6,213,288, an increase of $1,083,500, or 21.2%, from $5,129,788 for the nine months ended July 31, 2006. Gross profit as a percentage of net sales increased to 15.2% for the nine months ended July 31, 2007 from 13.6% for the nine months ended July 31, 2006. The increase in our margins is attributable to the effects of the price increases implemented in October 2006 as well as an increase in net gains on future contracts during the nine months ended July 31, 2007 compared to same period the previous year. The increase was partially mitigated by the increase in sales to two large customers on whose business we earn somewhat lower margins during the three months ended July 31, 2007.

Operating Expenses. Total operating expenses increased by $566,665, or 13.1%, to $4,896,948 for the nine months ended July 31, 2007 from $4,330,283 for the nine months ended July 31, 2006. The increase in operating expenses primarily reflects a $322,744 increase in selling and administrative expense and a $242,000 writedown in amounts due from Café La Rica. The writedown pertained to the nonpayment of invoices and advances associated with Café La Rica. See “Legal Proceedings.” The increase in selling and administrative expense was primarily attributable to increases of approximately $108,000 in office salaries, $93,000 in professional fees, $87,000 in commissions and $50,000 in licenses and fees, and an impairment loss of $31,892 on leasehold improvements. These increases were partially offset by decreases of approximately $52,000 in both shipping costs and contract labor costs. The increase in office salaries and commissions resulted from increased private label and green coffee sales. The increase in professional fees was due to costs related to Sarbanes-Oxley Act compliance and the Café La Rica litigation. The increase in licenses and fees was due to a down payment on a new licensing arrangement during the second quarter. The decrease in shipping costs resulted from increased sales to customers proximate to our New York and Colorado locations and the decrease in contract labor costs is due to our use of more direct labor during the nine month period.

Other Expense. Other expense increased by $32,963 to $97,618 for the nine months ended July 31, 2007 compared to $64,655 for the nine months ended July 31, 2006. The increase in other expense was primarily due to a $33,000 writedown in the investment in our Café La Rica joint venture and increased interest expense. These increases in expense were partially offset by increased management fee income and interest income.

Income Before Income Taxes and Minority Interest in Subsidiary. We had income of $1,218,722 before income taxes and minority interest in subsidiary for the nine months ended July 31, 2007 compared to $734,850 for the nine months ended July 31, 2006. The increase was attributable to increased income from operations.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2007 totaled $198,493 compared to $319,996 for the nine months ended July 31, 2006. An increase in deferred tax assets and decrease in estimate for taxes payable resulted in a reduction in tax expense for the nine months ended July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2007, we had working capital of $9,261,208 which represented a $904,186 increase from our working capital of $8,357,022 as of October 31, 2006, and total stockholders’ equity of $12,298,204, which increased by $956,500 from our total stockholders’ equity of $11,341,704 as of October 31, 2006. Our working capital increased primarily due to an increase in cash of $986,524, an increase in inventories on $982,758 and a decrease in accounts payable and accrued expenses of $905,596, offset in part by a $1,257,255 decrease accounts receivable, net of allowance for doubtful accounts, $546,806 decrease in commodities held at broker, a $269,592 decrease in prepaid and refundable taxes and an increase in line of credit borrowings. At July 31, 2007, the outstanding balance on our line of credit was $2,674,490 compared to $2,542,881 at October 31, 2006. Total stockholders’ equity primarily increased due to net income for the nine month period. This increase was partially offset by the repurchase 12,000 shares of our outstanding common stock during the quarter at a cost of $62,748.

As of July 31, 2007, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2007 and requires monthly interest payments at a rate of LIBOR plus 2.4%. This loan is secured by a blanket lien on all of our assets. The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants and the personal guarantees of two of the Company’s officers/shareholders: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of July 31, 2007, we were in compliance with all covenants contained in the credit facility.

For the nine months ended July 31, 2007, our operating activities provided net cash of $1,151,954 as compared to the nine months ended July 31, 2006 when net cash provided by operating activities was $652,631. The increased cash flow from operations for the nine months ended July 31, 2007 was primarily due to increased net income and decreases in accounts receivable and commodities held at broker, partially offset by decreases in accounts payable and accrued expenses and inventories, as well as the loss due to our interest in, and writedown of amounts due from, Café La Rica.

For the nine months ended July 31, 2007, our investing activities used net cash of $234,291 as compared to the nine months ended July 31, 2006 when net cash used in investing activities was $846,646. During the nine months ended July 31, 2007, all of the net cash used in investing activities related to purchases of property and equipment. During the nine months ended July 31, 2006, net cash used in investing activities included approximately $690,000 of investments Café La Rica and Generations Coffee Company.

For the nine months ended July 31, 2007, our financing activities provided net cash of $68,861 as compared to the nine months ended July 31, 2006 when net cash provided by financing activities was $2,498,053. The decreased cash flow from financing activities reflects increased net cash payments under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2007, our debt consisted of $2,674,490 of variable rate debt under our revolving line of credit. At July 31, 2007, interest on the variable rate debt was payable at [7.47]% (or 2.4% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 5 of the notes to condensed consolidated financial statements in this report. At July 31, 2007, we held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $ $1.20 per pound. The fair market value of these options, which was obtained from major financial institutions, was $189,375 at July 31, 2007. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2007, we held 199 futures contracts for the purchase of 7,462,500 pounds of coffee at an average price of $1.1489 per pound. The market price of coffee applicable to such contracts was $1.143 per pound at that date.

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

Item 4. Controls and Procedures.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

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

Café La Rica’s other member, Coffee Bean Trading-Roasting, LLC, denied that any breach occurred and filed a lawsuit in the U.S. District Court for the Southern District of Florida against us alleging breaches of certain agreements and responsibilities. We countersued Coffee Bean Trading-Roasting, LLC alleging conversion of Café La Rica funds and breaches of certain agreements and responsibilities. The court granted our motion to transfer the venue of this lawsuit to Delaware.

We have filed a lawsuit in the Delaware Chancery Court against Café La Rica, Coffee Bean Trading-Roasting, LLC and Ernesto Aguila, a partner in Coffee Bean Trading - Roasting, LLC, individually, alleging breaches of certain agreements and responsibilities and conversion of Café La Rica funds. Coffee Bean Trading-Roasting, LLC has countersued us in the Delaware action alleging breaches of certain agreements and responsibilities and requesting a liquidating trustee to wind up the affairs of Café La Rica and liquidate and distribute its assets.

The litigation continues and the parties are in the process of discovery. Settlement discussions between the various parties are ongoing. We consider the allegations against us be baseless and intend to vigorously defend our self and prosecute our claims against Coffee Bean Trading-Roasting, LLC, Café La Rica and Ernesto Aguila in the Delaware Chancery Court.

We have written down the amount due from the joint venture by $242,000 during the nine months ended July 31, 2007 representing the least likely amount that will not be recovered from Café La Rica. Our investment in the joint venture has been written down by $33,000 during the nine months ended July 31, 2007 to $284,458 as of July 31, 2007 representing the approximate net book value of the equipment that was originally contributed by us to the joint venture. We have estimated our share of the loss in Café La Rica to be $91,340 for the nine months ended July 31, 2007 based upon the most recent available information.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended July 31, 2007.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
May 1, 2007 through May 31, 2007	3,200	$3.99	3,200	273,291
June 1, 2007 through June 30, 2007	-	-	-	273,291
July 1, 1007 through July 31, 2007	8,800	5.59	8,800	264,491
Total	12,000	$5.23	12,000	264,491

(1)
On April 13, 2007, our Board of Directors authorized a stock repurchase plan pursuant to which we could repurchase up to 276,491 shares (5% of our common stock outstanding as of April 12, 2007) in either open market or private transactions. The stock repurchase plan is not subject to an expiration date.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended July 31, 2007, no matters were submitted to a vote of security holders.

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

September 13, 2007