Form 10-K
period 2007-10-31
COFFEE HOLDING CO INC
filed 2008-02-01
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the American Stock Exchange on April 30, 2007, was $9,857,946.

As of January 28, 2008, the registrant had 5,504,930 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2008 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2007, are incorporated by reference in Part III of this Form 10-K.

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

Our private label and branded coffee products are sold throughout the United States and Canada to supermarkets, wholesalers, and individually owned and multi-unit retail customers. Our unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold to specialty gourmet roasters.

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

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our East Coast location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States. In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000. The assets purchased by us include all of the operating equipment located at Premier Roasters’ La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters’ coffee products. In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta. We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations in the Western United States. By operating out of two facilities, we have gained new economies of scale in both manufacturing and logistical efficiencies and are confident that we can compete aggressively throughout the United States. These two facilities allow us to reduce our freight and shipping costs to the Western United States, thereby enabling us to be more competitive in bidding for new business. In addition, our presence in Colorado has increased the number of customers we have because of our proximity to the West Coast.

In April 2006, the Company and Caruso's Coffee of Brecksville, Ohio formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

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

Wholesale Green Coffee Market Presence. As a large roaster/dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 129% from 150 to 344. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast. In addition, although we do not have any formalized, material agreements or long-term contracts with it, we have a 16-year relationship with Green Mountain Coffee Roasters, our largest wholesale green coffee customer. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment. In 2007, we added two green coffee salespersons in Florida and Oregon to enable us to further grow our green coffee business in the southern and western United States.

Diverse Portfolio of Differentiated Branded Coffees. Currently, our highest net profit margin is on our branded coffees. We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended coffee. In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers. We plan to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West Coast to a well-known brand throughout the United States. In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We anticipate rolling out these items to our customers in early 2008. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long-term success of this arrangement. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry. We have been a family operated business for three generations. Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President - Operations, have worked with Coffee Holding for 25 and 27 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Selectively Pursue Strategic Acquisitions and Alliances. We intend to expand our operations by acquiring coffee companies, seeking strategic alliances and acquiring or licensing brands, which complement our business objectives. Consistent with this strategy, in February 2004, we acquired certain assets of Premier Roasters and entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks, including Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, and Mellow'd Roast lines, in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level.

In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which engages in the roasting, packaging and sale of private label specialty coffee products. We intend to further expand the market presence of our branded products outside our primary Northeastern United States market through other acquisitions and strategic alliances as opportunities arise.

We have entered into a licensing agreement with Entenmann’s Products, Inc., which gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long-term success of this arrangement.

Grow Our Café Caribe Product. The Hispanic population in the United States is growing at nine times the average rate and now represents the largest minority demographic in the United States. We believe there is significant opportunity for our Café Caribe brand to gain market share among Hispanic consumers in the United States. Café Caribe, which has historically been our leading brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers.

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

Develop Our Food Service Business. We plan to expand further into the food service business by developing new distribution channels for our products. Currently, we have a limited presence in the food service market. In 2003, we began marketing our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. In addition, we have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least ten annual trade shows held by various buying groups, which provide us a national audience to market our food service products.

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

Wholesale Green Coffee. The specialty green coffee market represents the fastest growing area of our industry. The number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace. As a large roaster/dealer of green coffee, we are favorably positioned to increase our specialty coffee sales. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over 90 different varieties. Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) depending on the size and need of the customer. We believe that we can increase sales of wholesale green coffee without venturing into the highly competitive retail specialty coffee environment and that we can be as profitable or more profitable than our competition in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2007, we supplied coffee under approximately 422 different labels to wholesalers and retailers, including Supervalu, C&S Wholesale and Nash Finch, three of the largest grocery wholesalers in North America according to Private Label Magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.43 to $1.45. The price for coffee beans on the commodities market as of October 31, 2007 was $1.21 per pound. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price. Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee. Our Cleveland Facility operated by Generations Coffee is certified organic by the Organic Crop Improvement Association. All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. In fiscal 2007, approximately 83% all of our green coffee purchases were from ten suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $15.4 million, or 31% of our total product purchases. An employee of Rothfos Corporation is one of our directors. Another of these suppliers, Atlantic (USA) Inc., accounted for approximately $7.0 million, or 14% of our total product purchases. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Customers

We sell our private label and our branded coffee to three of the largest wholesalers in the United States (according to Supermarket News) and are the exclusive coffee supplier for Supervalu and Nash Finch Co., the largest and fourth largest wholesalers in the United States.  We sell wholesale green coffee to Green Mountain Coffee Roasters. Sales to Green Mountain Coffee Roasters and Sav-A-Lot accounted for approximately $14.4 million, or 25%, and $7.5 million, or 13%, of our net sales for the fiscal year ended October 31, 2007 and $15.8 million, or 31%, and $3.2 million, or 6% for the fiscal year ended October 31, 2006, respectively.

Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers, including Sav-A-Lot, also contain minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we generally remain exposed to loss when prices change significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations.

•
For over 13 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Our 30-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of our two green coffee salespersons in Florida and Oregon will allow us to compete more effectively throughout the country.

Private Label Competition. There are several major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitors are The Kroger Co. and the former coffee division of Sara Lee Corporation, which was recently purchased by Segafredo Zanetti Group. Both The Kroger Co. and the former Sara Lee division are larger and have more financial and other resources than we do and therefore are able to devote more resources to product development and marketing. We believe that we remain competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities. In addition, we provide our private label customers with information on the coffee market on a regular basis.

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc., The Procter & Gamble Company and the former coffee division of Sara Lee Corporation, which was recently purchased by Segafredo Zanetti Group, who also market specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years. In addition, our relationship with Entenmann’s resulted in Entenmanns’s entry into the coffee business being voted as the second best brand extension of 2007 by Brandweek.com.

Government Regulation

Our coffee roasting operations are subject to various governmental laws and regulations, which require us to obtain licenses, relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or if we have difficulty complying with these laws and regulations, then we could be subject to fines and penalties, which could have a material adverse effect on our profitability. In addition, our product offerings could be limited, thereby reducing our revenues.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Employees

We have 83 full-time employees, 64 of whom are employed in the areas of coffee roasting, blending and packaging and 19 of whom are in administration and sales. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

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

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on futures contracts are accounted for in cost of sales. Gains on futures contracts reduce cost of sales and losses on futures contracts increase cost of sales. Although we had net gains on futures contracts for the years ended October 31, 2007 and 2006, respectively, we have incurred losses on futures contracts during some past reporting periods, which could materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

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

Our revenues and profitability could be adversely affected if our joint ventures are not successful. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC. The joint venture engages in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which will engage in the roasting, packaging and sale of private label specialty coffee products. To date, Generations Coffee Company has engaged in limited operations. During 2007, Café La Rica incurred a loss of $182,680. The joint venture was dissolved in October of 2007, resulting in an aggregate loss to Coffee Holding since inception of $494,112 on our investment and outstanding trade receivables and advances. While we believe that the Generations Coffee Company joint venture will be successful, losses in this joint venture would hurt our profitability.

In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures. Investments in joint ventures may under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be in cases where we have a minority interest will be, in a position to take actions contrary to our policies, strategies or objectives. Joint venture investments also entail a risk of impasse on decisions, because neither we nor our joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

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

The loss of any of our key customers could negatively affect our revenues and decrease our earnings. We are highly dependant upon sales of our private label and branded coffee to two wholesalers, Supervalu, Sav-A-Lot and Topco, and upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters. Sales to Green Mountain Coffee Roasters and Sav-A-Lot accounted for approximately 25% and 13% of our net sales for the year ended October 31, 2007, respectively.

Although no other customer accounted for greater than 10% of our net sales during these periods, other customers may account for more than 10% of our net sales in future periods. We do not have long-term contracts with these or any of our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to, customers such as Supervalu, Topco/Shurfine, Green Mountain Coffee Roasters or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Some of the Arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase the high-end Arabica coffee beans that we use on a negotiated basis. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. If any of our relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans at prices acceptable to us or at all. In such case, we may not be able to fulfill the demand of our existing customers, supply new retail stores or expand other channels of distribution. A raw material shortage could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.

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

Our common stock trades on the American Stock Exchange under the symbol “JVA.” We have not declared or paid any dividends on our common stock during the last two fiscal years. At December 31, 2007, there were 379 holders of record of an aggregate of 5,514,930 shares of our common stock issued and outstanding.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended October 31, 2007:

Period	Total number of shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
August 1, 2007 - August 31, 2007	2,900	$4.66	2,900	261,591
September 1, 2007 - September 30, 2007	—	—	—	—
October 1, 2007 - October 31, 2007	—	—	—	—
Total	2,900	$4.66	2,900	261,591

(1)
On April 13, 2007, our Board of Directors authorized a stock repurchase plan pursuant to which we could repurchase up to 276,491 shares (5% of our common stock outstanding as of April 12, 2007) in either open market or private transactions. The stock repurchase plan is not subject to an expiration date.

The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2006
1st Quarter	$8.45	$5.40
2nd Quarter	$7.40	$5.55
3rd Quarter	$6.46	$3.50
4th Quarter	$4.50	$3.30
	2007
1st Quarter	$5.00	$3.80
2nd Quarter	$4.25	$3.50
3rd Quarter	$5.94	$3.85
4th Quarter	$5.45	$4.30

Performance Graph

The following graph table compares our total cumulative shareholder return based on the market price of our common stock with the cumulative total return of companies on the AMEX Composite Index and the S&P 600 Packaged Foods & Meats Index for the period beginning on May 3, 2005 (the date of our initial public offering) to October 31, 2007.

	5/05	10/05	10/06	10/07

Coffee Holding Co., Inc.	100.00	121.14	74.29	98.10
AMEX Composite	100.00	113.25	137.39	175.97
S&P 600 Packaged Foods & Meats	100.00	113.59	123.65	146.24

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co, Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	57,423	$51,171	$41,545	$28,030	$20,240
Cost of sales	49,129	43,576	33,876	20,928	15,373
Gross profit	8,294	7,595	7,669	7,102	4,867
Operating expenses	6,842	6,231	5,698	5,400	3,993
Income from operations	1,452	1,364	1,971	1,702	874
Other income (expense)	(90)	(68)	(60)	(134)	(136)
Income before income taxes	1,362	1,296	1,911	1,568	738
Provision for income taxes	418	602	726	693	116
Minority interest	(7)	(6)	-	-	-
Net income (loss)	937	$700	$1,185	$875	$622
Net income per share - Basic and diluted	$.17	$0.13	$0.25	$0.22	$0.16

	At October 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	20,397	$18,982	$16,545	$10,914	$7,035
Short-term debt	897	2,543	1,064	3,048	215
Long-term debt	-	-	-	6	2,800
Total liabilities	8,194	7,640	5,904	7,918	4,915
Shareholders’ equity	12,202	11,342	10,642	2,996	2,120
Book value per share	2.21	$2.05	$1.92	$0.75	$0.53

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances, which occur after the date of this annual report.

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

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We anticipate rolling out these items to our customers in 2008. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo), is still at its highest level seen in the last eight years. In October 2006, national brands reacted to these price increases, raising list prices by $0.12 per unit, and we were able to increase our prices as well. In addition, we initiated another price increase in January 2007 of $0.10 per pound on most roasted products and an additional price increase of $0.10 per pound in late fiscal 2007 which will take effect in fiscal 2008.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would reduce our operating income by approximately $71,000.

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have reduced operating income by approximately $45,000 for the year ended October 31, 2007.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of October 31, 2007 of $134,000 could need to be written off if we do not remain profitable.

Year Ended October 31, 2007 (Fiscal 2007) Compared to the Year Ended October 31, 2006 (Fiscal 2006)

Net Income. Net income increased $237,234, or 33.9%, to $937,316 or $.17 per share (basic and diluted) for the year ended October 31, 2007 compared to $700,082 or $.13 per share (basic and diluted) for the year ended October 31, 2006. The increase in net income primarily reflects increased net sales, partially offset by increased cost of sales and increased operating expenses.

Net Sales. Net sales totaled $57,423,417 for the year ended October 31, 2007, an increase of $6,252,215 or 12.2% from $51,171,202 for the year ended October 31, 2006. The increase in net sales reflects a 4.6% increase in coffee pounds sold from 34.9 million pounds in 2006 to 36.5 million pounds in 2007. The increase in pounds of coffee sold is the result of increased sales of our branded and specialty green coffees. Sales of our flagship Hispanic espresso brands, Café Caribe and Café Supremo, increased once again. The number of our customers in the specialty green coffee area grew approximately 22.4% to 344 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. Higher coffee prices during 2007 also contributed to the increase in net sales.

Cost of Sales. Cost of sales for the year ended October 31, 2007 was $49,128,961 or 85.6% of net sales, as compared to $43,575,963 or 85.2% of net sales for the year ended October 31, 2006. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects higher packaging costs of approximately $1.4 million associated with the increase in net sales and increased purchases of green coffee in the amount of approximately $7.0 million. The increase in green coffee purchases resulted from increased pounds sold and higher green coffee prices during 2007 as compared to 2006. Fiscal 2007 was a year of increased prices and volatility in the green coffee markets, especially the London Robusta market which accounts for approximately one-third of our coffee purchases. The average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo), increased approximately 40% year to year, trading to their highest levels in nine years. Despite operating in this challenging environment, we were able to keep our margins relatively stable due to price increases we implemented on our products during October 2006 and January 2007 and the success of our hedging activities. Our price increases allowed us to pass much of the increase in the cost of green coffee that occurred during 2006 along to our customers. Net gains on futures contracts increased $1,037,202 to $2,692,020 in fiscal 2007 compared to $1,654,818 in fiscal 2006. The success of our hedging activities was a primary reason that our cost of sales remained flat, despite the challenging environment in the coffee markets.

Gross Profit. Gross profit for the year ended October 31, 2007 was $8,294,456, an increase of $699,217 from $7,595,239 for the year ended October 31, 2006. Gross profit as a percentage of net sales remained relatively unchanged at 14.4% for the year ended October 31, 2007 compared to 14.8% for the year ended October 31, 2006.

Operating Expenses. Total operating expenses increased $611,430 or 9.8% to $6,842,362 for the year ended October 31, 2007 from $6,230,932 for the fiscal year ended October 31, 2006 due to increases in selling and administrative expenses and a $192,860 write-down in amounts due from our Café La Rica joint venture (which was dissolved in October 2007 after settlement of the litigation). In consideration for the dismissal with prejudice of all defendants to the litigation and the release of all claims and counterclaims, Café La Rica paid $269,000 in cash to Coffee Holding and returned to Coffee Holding the brick pack machine originally contributed to Café La Rica by Coffee Holding. Selling and administrative expenses increased $440,574 or 7.9% to $6,026,361 for the year ended October 31, 2007 from $5,585,787 for 2006. The increase in selling and administrative expenses reflects several factors, including increases of approximately $171,000 in office salaries, $145,000 in professional fees, $90,000 in commissions and $61,000 in utilities, partially offset by decreases of $73,000 in contract labor and $63,000 in advertising and promotion.

The increase in office salaries was due to additional sales personnel and support staff. The increase in professional fees was due to the requirements of implementing our compliance with Section 404 of the Sarbanes-Oxley Act and the cost of the now settled litigation with Café La Rica. The increase in commissions was due to increased sales and the increase in utilities was due to higher energy costs. The decrease in contract labor resulted from the reduced need for information technology specialists, as our information technology work was performed in-house. Advertising and promotion costs decreased as a result of reduced allowances to customers which resulted in reduced chargebacks.

Other Expense. Other expense increased $21,705 or 31.8% from $68,332 for the year ended October 31, 2006 to $90,037 for the year ended October 31, 2007. The increase was attributable to a $65,310 decrease in other income, a $33,000 write-down of our investment in the Café La Rica joint venture and a decrease of $32,377 in management fee income earned from providing administrative services to Café La Rica. Other income in 2006 reflected insurance proceeds received on coffee inventory lost in our New Orleans warehouse in Hurricane Katrina.

Income Before Taxes and Minority Interest in Subsidiary. We had income of $1,362,057 before income taxes and minority interest in subsidiary for the year ended October 31, 2007 compared to $1,295,975 for the year ended October 31, 2006. The increase was attributable to increased net sales, partially offset by increased cost of sales and increased operating expenses.

Income Taxes. Our provision for income taxes for the year ended October 31, 2007 totaled $418,175 compared to $602,059 for the year ended October 31, 2006. An increase in deferred tax assets and an over-accrual from October 31, 2006, partially offset by an increase in deferred tax liabilities resulted in a net reduction of tax expense for the year despite increased net income.

Year Ended October 31, 2006 (Fiscal 2006) Compared to the Year Ended October 31, 2005 (Fiscal 2005)

Net Income. Net income decreased $485,053, or 40.9%, to $700,082 or $.13 per share (basic and diluted) for the year ended October 31, 2006 compared to $1,185,135 or $.25 per share (basic and diluted) for the year ended October 31, 2005. The decrease in net income primarily reflects increased cost of sales and operating expenses and a loss by our Café La Rica joint venture, partially offset by increased net sales. We believe the loss by Café La Rica, which was formed in March 2006, is consistent with the typical initial performance of a start-up venture of this type.

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

Income Before Taxes and Minority Interest in Subsidiary. We had income of $1,295,975 before income taxes and minority interest in subsidiary for the year ended October 31, 2006 compared to $1,910,788 for the year ended October 31, 2005. The decrease was attributable to increased cost of sales due to increased commodity prices and operating expenses, partially offset by increased net sales.

Income Taxes. Our provision for income taxes for the year ended October 31, 2006 totaled $602,059 compared to $725,653 for the year ended October 31, 2005 as a result of decreased income before taxes. Our effective tax rate remained the same.

Liquidity and Capital Resources

As of October 31, 2007, we had working capital of $9,281,347, which represented a $924,325 increase from our working capital of $8,357,022 as of October 31, 2006, and total stockholders’ equity of $12,202,343 which increased by $860,639 from our total stockholders’ equity of $11,341,704 as of October 31, 2006. Our working capital increased primarily due to a $1,645,690 decrease in line of credit borrowings, a $1,572,554 increase in inventories, partially offset by $1,963,001 increase in accounts payable and an $861,959 decrease in commodities held at broker. At October 31, 2007, the outstanding balance on our line of credit was $897,191 compared to $2,542,881 at October 31, 2006. Total stockholders’ equity increased due to our net income for the fiscal year, partially offset by the repurchase of 14,900 shares of our outstanding common stock at a cost of $76,677 during the year.

As of October 31, 2007, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2008 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets.

The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of October 31, 2007, we were in compliance with all covenants contained in the credit facility.

For the year ended October 31, 2007 our operating activities provided net cash of $2,153,667 as compared to the year ended October 31, 2006 when net cash used by operating activities was $319,564. The increased cash flow from operations for the year ended October 31, 2007 was primarily due to a $1,963,001 increase in accounts payable and accrued expenses and an $861,959 decrease in commodities held at broker, partially offset by increases in inventories of $1,572,554 and accounts receivable of $634,609.

For the year ended October 31, 2007, our investing activities used net cash of $659,382 as compared to the year October 31, 2006 when net cash used by investing activities was $776,458. The decrease in net cash used by investing activities for fiscal 2007 was due to the investment in the Café La Rica joint venture during fiscal 2006, partially offset by increased purchases of property and equipment and equipment deposit during fiscal 2007.

For the year ended October 31, 2007, our financing activities used net cash of $1,722,367, compared to net cash provided by financing activities of $1,478,385 for the year ended October 31, 2006. The change in cash flow from financing activities for the year ended October 31, 2007 was primarily due to increased payments under our line of credit and the repurchase of outstanding common stock during the year, partially offset by increased principal advances under the line of credit.

For the year ended October 31, 2006 compared to 2005 our operating activities used net cash of $319,564 as compared to the year ended October 31, 2005 when net cash used by operating activities was $3,879,082. The increased cash flow from operations for the year ended October 31, 2006 was primarily due to a decrease of $1,597,035 in inventories and a decrease in accounts payable and accrued expenses of $397,112 and less of an increase in commodities held at broker of $1,336,095.

For the year ended October 31, 2006, our investing activities used net cash of $776,458 as compared to the year October 31, 2005 when net cash used by investing activities was $474,147. The increase in net cash used by investing activities for fiscal 2006 was due to the investments in our joint ventures, partially offset by decreased purchases of property and equipment.

For the year ended October 31, 2006, our financing activities provided net cash of $1,478,385, compared to net cash provided of $4,446,552 for the year ended October 31, 2006. The change in cash flow from financing activities for the year ended October 31, 2006 was primarily due to net proceeds from our May 2005 initial public offering of $6,436,016.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2008 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2007, our debt consisted of $897,191 of variable rate debt under our revolving line of credit. Our line of credit was amended in October 2007 and currently provides for a maximum of $4,000,000, expires on October 31, 2008 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 2 of the notes to financial statements in this report. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. We believe our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression during a time of historically high coffee prices.

At October 31, 2007, we held 172 future contracts for the purchase of 6,450,000 pounds of coffee at an average price of $1.23 per pound. The market price of coffee applicable to such contracts was $1.21 per pound at October 31, 2007. At October 31, 2007, we did not hold any options.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

The following table sets forth the aggregate information of our equity compensation plans in effect as of October 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	800,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	800,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

Consolidated Financial Statements:

•	Index to Consolidated Financial Statements.

•	Report of Independent Registered Public Accountants.

•	Consolidated Balance Sheets as of October 31, 2007 and 2006.

•	Consolidated Statements of Income - Years Ended October 31, 2007, 2006 and 2005.

•	Consolidated Statements of Changes in Stockholders’ Equity - Years Ended October 31, 2007, 2006 and 2005.

•	Statements of Cash Flows - Years Ended October 31, 2007 and 2006.

•	Notes to Consolidated Financial Statements.

See Exhibit Index following the signature page to this report.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	F-2

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2007 AND 2006	F-3

CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7/22

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors
Coffee Holding Co., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in Part IV, Item 16. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2007 and 2006 and the results of their operations and cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix, LLP
LAZAR LEVINE & FELIX, LLP

New York, New York
January 31, 2008

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 AND 2006

	2007	2006
- ASSETS -
CURRENT ASSETS:
Cash	$890,649	$1,112,165
Commodities held at broker	3,468,530	4,330,489
Accounts receivable, net of allowances of $136,781 and $480,349 for 2007 and 2006, respectively	7,130,467	6,534,848
Inventories	4,472,097	2,899,543
Prepaid expenses and other current assets	502,240	328,544
Prepaid and refundable income taxes	236,406	302,003
Deferred income tax assets	279,000	221,000
TOTAL CURRENT ASSETS	16,979,389	15,728,592

Property and equipment, at cost, net of accumulated depreciation of $4,542,490 and $4,159,274 for 2007 and 2006, respectively	2,651,960	2,138,951
Investment in joint venture	-	408,798
Due from joint venture	-	73,658
Deposits and other assets	765,368	631,859
TOTAL ASSETS	$20,396,717	$18,981,858

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,791,690	$4,828,689
Line of credit borrowings	897,191	2,542,881
Income taxes payable	9,161	-
TOTAL CURRENT LIABILITIES	7,698,042	7,371,570

Deferred income tax liabilities	145,000	12,300
Deferred compensation payable	351,332	256,284
TOTAL LIABILITIES	8,194,374	7,640,154

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,514,930 shares outstanding for 2007 and 5,529,830 shares outstanding in 2006	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,946,467	4,009,151
Less: Treasury stock, 14,900 common shares, at cost in 2007	(76,677)	-
TOTAL STOCKHOLDERS' EQUITY	12,202,343	11,341,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,396,717	$18,981,858

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

	2007	2006	2005
NET SALES	$57,423,417	$51,171,202	$41,545,345

COST OF SALES	49,128,961	43,575,963	33,875,973

GROSS PROFIT	8,294,456	7,595,239	7,669,372

OPERATING EXPENSES:
Selling and administrative	6,026,361	5,585,787	4,854,018
Writedown of amount due from dissolved joint venture	192,860	-	-
Bad debt expense	38,990	29,093	270,000
Officers' salaries	584,151	616,052	574,245
TOTALS	6,842,362	6,230,932	5,698,263

INCOME FROM OPERATIONS	1,452,094	1,364,307	1,971,109

OTHER INCOME (EXPENSE)
Interest income	131,537	128,967	50,363
Other income	-	65,310	-
Equity in loss from dissolved joint venture	(91,340)	(176,911)	-
Management fee income	12,026	44,403	-
Writedown of investment in dissolved joint venture	(33,000)	-	-
Interest expense	(109,260)	(130,101)	(110,684)
TOTALS	(90,037)	(68,332)	(60,321)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,362,057	1,295,975	1,910,788

Provision for income taxes	418,175	602,059	725,653

INCOME BEFORE MINORITY INTEREST	943,882	693,916	1,185,135

Minority interest in earnings (loss) of subsidiary	(6,566)	6,166	-

NET INCOME	$937,316	$700,082	$1,185,135

Basic and diluted earnings per share	$.17	$.13	$.25

Weighted average common shares outstanding:

Basic	5,525,408	5,529,830	4,721,327
Diluted	5,595,408	5,599,830	4,776,757

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

	Common Stock
	$.001 Par Value		Treasury Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid - in Capital	Retained Earnings	Total
Balance, 10/31/04	3,999,650	$4,000	-	$-	$867,887	$2,123,934	$2,995,821

Sale of common stock and warrants	1,610,000	1,610	-	-	6,434,496	-	6,436,016
Return of stock to treasury - cancelled	(89,820)	(90)	-	-	-	-	-
Issuance of common stock for services	10,000	10	-	-	24,640	-	24,650
Net income	-	-	-	-	-	1,185,135	1,185,135

Balance, 10/31/05	5,529,830	5,530	-	-	7,327,023	3,309,069	10,641,622

Net income	-	-	-	-	-	700,082	700,082

Balance, 10/31/06	5,529,830	5,530	-	-	7,327,023	4,009,151	11,341,704

Treasury stock at cost	(14,900)	-	14,900	(76,677)	-	-	(76,677)

Net income	-	-	-	-	-	937,316	937,316

Balance, 10/31/07	5,514,930	$5,530	14,900	$(76,677)	$7,327,023	$4,946,467	$12,202,343

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$937,316	$700,082	$1,185,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	383,216	431,750	373,106
Writeoff of leasehold improvements	38,918	-	-
Bad debt expense	38,990	29,093	270,000
Deferred income taxes	74,700	56,200	(173,200)
Loss from dissolved joint venture	91,340	176,911	-
Writedown of investment in dissolved joint venture	33,000	-	-
Writedown of amount due from dissolved joint venture	192,860	-	-
Changes in operating assets and liabilities:
Commodities held at broker	861,959	(1,336,095)	(2,120,493)
Accounts receivable	(634,609)	(1,404,365)	(1,423,821)
Inventories	(1,572,554)	1,597,035	(2,238,289)
Prepaid expenses and other current assets	(173,696)	(56,003)	563,558
Prepaid and refundable income taxes	65,597	(290,374)	(11,629)
Due from dissolved joint venture	(110,505)	(73,658)	-
Deposits, other assets and other	(45,027)	(328,388)	(135,054)
Accounts payable and accrued expenses	1,963,001	397,112	(227,259)
Income tax payable	9,161	(218,864)	58,864
Net cash provided by (used in) operating activities	2,153,667	(319,564)	(3,879,082)

INVESTING ACTIVITIES:
Purchases of property and equipment including equipment deposit	(659,382)	(190,749)	(466,122)
Investment in dissolved joint venture	-	(585,709)	-
Security deposits	-	-	(8,025)
Net cash used in investing activities	(659,382)	(776,458)	(474,147)

FINANCING ACTIVITIES:
Principal payments on term loan	-	-	(252,000)
Net proceeds from public offering	-	-	6,436,016
Advances under bank line of credit	49,127,817	41,847,244	27,754,052
Principal payments under bank line of credit	(50,773,507)	(40,367,530)	(29,375,930)
Purchase of treasury stock	(76,677)	-	-
Principal payments of obligations under capital leases	-	(1,329)	(115,586)
Net cash (used in) provided by financing activities	(1,722,367)	1,478,385	4,446,552

MINORITY INTEREST	6,566	(5,666)	-
NET INCREASE (DECREASE) IN CASH	(221,516)	376,697	93,323

Cash, beginning of year	1,112,165	735,468	642,145

CASH, END OF YEAR	$890,649	$1,112,165	$735,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$117,758	$121,844	$103,286
Income taxes paid	$287,480	$831,503	$460,744

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC.AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2007, 2006 AND 2005

NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2007, the Company received equipment valued at $275,761 originally contributed to the now dissolved joint venture.

On June 10, 2005, 10,000 shares of restricted stock valued at $24,650 were issued for services to be rendered.

COFFEE HOLDING CO., INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States with limited sales in Canada, consisting of supermarkets, wholesalers, gourmet roasters and individually owned and multi-unit retailers.

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006. GCC is in the same business as the Company and had limited operations during the years ended October 31, 2007 and 2006. The Company also exercises control of GCC. As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

The Company also owned a 50% interest in Cafe La Rica, LLC (“CLR”) effective March 10, 2006. CLR was in the same business as the Company and was being recorded as an investment in joint venture since the Company did not exercise control of CLR. As a result, the financial statements of CLR were not consolidated and was accounted for by the equity method of accounting. Effective October 17, 2007 the Company dissolved the joint venture. (See Note 4)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and GCC. In 2007 and 2006, the equity method of accounting was used to record the Company’s share of the loss in CLR. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS:

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The allowances are summarized as follows:

	2007	2006
Allowance for doubtful accounts	$92,464	$420,349
Reserve for sales discounts	44,317	60,000
Totals	$136,781	$480,349

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Purchases of property and equipment and additions and betterments which substantially extend the useful life of the properties are capitalized at cost. Expenditures which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes commodities for cash futures and options in the amount of $3,468,530 and $4,330,489, which includes unrealized gains of $335,750 and $358,605 at October 31, 2007 and 2006, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At October 31, 2006, the Company held 70 options (generally with terms of two months or less) covering an aggregate of 2,625,000 pounds of green coffee beans at $1.05 per pound. The fair market value of these options, which was obtained from major financial institutions, was $116,813 at October 31, 2006. The Company did not hold any options at October 31, 2007.

At October 31, 2007, the Company held 172 future contracts (generally three to four months) for the purchase of 6,450,000 pounds of coffee at a weighted average price of $1.16 per pound. The market price of coffee applicable to such contracts was $1.21 per pound.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

HEDGING (Continued):

At October 31, 2006, the Company held 129 future contracts for the purchase of 4,837,500 pounds of coffee at a weighted average price of $1.05 per pound. The market price of coffee applicable to such contracts was $1.08 per pound.

The Company currently has agreements with two of its wholesale vendors in which it is the supplier at fixed prices for lines of private label ground coffee. The Company is the exclusive customer of one of these wholesale vendors. The agreements generally contain only pricing terms and do not contain minimum purchase requirements.

Included in cost of sales and due from broker for the years ended October 31, 2007, 2006 and 2005, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	YEARS ENDED OCTOBER 31,
	2007	2006	2005
Gross realized gains	$3,873,097	$2,769,507	$4,081,339
Gross realized losses	$(1,158,222)	$(1,462,183)	$(3,264,522)
Unrealized gains (losses)	$(22,855)	$347,494	$11,111

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $62,174, $123,839 and $163,007 in 2007, 2006 and 2005, respectively.

INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities (see also Note 8).

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Prior to November 1, 2005, the Company accounted for any stock options in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense would have been recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. (See Note 11).

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

The weighted average common shares outstanding used in the computation of basic earnings per share was 5,525,408, 5,529,830 and 4,721,327 for 2007, 2006 and 2005, respectively. The weighted average common shares outstanding used in the computation of diluted earnings per share was 5,595,408, 5,599,830 and 4,776,757 for 2007, 2006 and 2005, respectively.

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
OCTOBER 31, 2007, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Cooperative advertising: Under these arrangements, the Company will agree to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place. The costs of these incentives are included in advertising expense.

SHIPPING AND HANDLING FEES AND COSTS:

In accordance with EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs”, revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,517,000, $1,592,000 and $1,358,000 for the years ended October 31, 2007, 2006 and 2005, respectively is included in selling and administrative expenses.

RECLASSIFICATIONS:

Prior years financial statements have been reclassified to conform with current years presentation.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of November 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal year end October 31, 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on it’s consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3 - FORMATION OF SUBSIDIARY - GENERATIONS COFFEE COMPANY, LLC:

The Company and PMD Enterprises, Inc. (DBA Caruso’s Coffee, (“Caruso”)) formed GCC on April 7, 2006. GCC engages in the roasting, packaging and sale of private label specialty coffees for sale and distribution, throughout the United States. The initial capital contribution by the Company was cash aggregating $328,388 and by Caruso, the use of equipment and plant/warehouse space. The Company and Caruso share in profits and losses in the ratio of 60:40 and initial membership interests are 600 shares and 400 shares, respectively. The agreement provides for an increase of capital contribution by Caruso to make each partner equal and to share equally a 50% ratio in profits and losses. The operations of GCC have been consolidated with the Company from the commencement of operations.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 4 - FORMATION OF JOINT VENTURE - CAFÉ LA RICA, LLC:

The Company and Coffee Bean Trading-Roasting LLC (“CBT”) formed CLR on March 10, 2006. The purpose of CLR was to engage in the roasting, packaging and sale of branded coffee products. CLR was funded by an initial cash contribution of $250,000 by the Company. In addition, the Company contributed cash in order to purchase equipment valued at $335,709 and CBT contributed equipment, and inventory of coffee and packaging materials valued at $119,316. The Company and CBT also contributed their respective intellectual property with a minimal value, consisting primarily of licenses, for the use of the Company’s Café Caribe trademark and CBT’s Café La Rica trademark per separate licensing agreements. The trademarks were licensed to CLR as exclusive, non-assignable, non-transferable, royalty free rights to use them worldwide in connection with manufacture, packaging, sale, marketing and distribution of the licensed products (as defined) within the territory (as defined) in the respective agreements. The Company and CBT each had a 50% allocation in the profits and losses of CLR. CLR was being accounted for under the equity method of accounting.

In February 2007, the Company and CBT commenced litigation against each other alleging breaches of certain agreements and responsibilities. The Company also requested an orderly winding up of CLR’S business and the liquidation of assets. On October 17, 2007, the Company and CBT dissolved CLR. The Company received cash in the amount of $269,000 and equipment valued at book value of $275,761 as settlement toward its outstanding trade receivables and advances and return on its original investment. As a result, the Company wrote off the remaining balance due from the joint venture of $192,860 and wrote off the remaining balance in the investment in the joint venture of $33,000.

The following represents condensed financial information of Café La Rica, LLC for the period November 1, 2006 to October 17, 2007 and as of October 31, 2006 and for date of commencement to October 31, 2006.

	2007	2006
Current assets	$-	$406,041
Machinery and other assets	-	481,023
Total assets		$$887,064

Current liabilities	$-	$569,057
Other liabilities	-	3,926
Capital (deficit)	-	314,081

Total liabilities and capital		$$887,064

Sales	$745,620	$903,242
Expenses	928,300	1,257,064

Net loss	$(182,680)	$(353,822)

Company’s share of net loss	$(91,340)	$(176,911)

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 5 - INVENTORIES:

Inventories at October 31, 2007 and October 31, 2006 consisted of the following:

	2007	2006
Packed coffee	$1,233,457	$700,284
Green coffee	2,379,212	1,466,161
Packaging supplies	859,428	733,098
Totals	$4,472,097	$2,899,543

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment at October 31, 2007 and 2006 consisted of the following:

	Estimated Useful Life	2007	2006
Building and improvements	30 years	$1,399,398	$1,401,016
Machinery and equipment	7 years	4,699,213	3,853,272
Machinery and equipment under capital lease	7 years	458,179	458,179
Automobile	3 years	84,925	84,925
Furniture and fixtures	7 years	411,735	359,833
		7,053,450	6,157,225
Less, accumulated depreciation		4,542,490	4,159,274
		2,510,960	1,997,951
Land		141,000	141,000
		$2,651,960	$2,138,951

Depreciation expense totaled $383,216, $431,750 and 373,106 in 2007, 2006 and 2005, respectively. As of October 31, 2007 the Company has paid $373,119 as a deposit towards the purchase of equipment to be used at GCC.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 7 - LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”) for a line of credit of up to $4,000,000. The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 2.15%, (6.66% at October 31, 2007 and 7.47% at October 31, 2006), and requires the Company to comply with various financial covenants. The agreement expired on October 31, 2007.

The line of credit agreement was renewed by Merrill Lynch on October 4, 2007; the new maturity date will be October 31, 2008. The new financing agreement calls for monthly interest payments at a rate of LIBOR plus 1.95%. As of October 31, 2007 and 2006, the Company was in compliance with all financial covenants. As of October 31, 2007 and 2006, the borrowing under the line of credit was $897,191 and $2,542,881, respectively.

NOTE 8 - INCOME TAXES:

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Accounts receivable	$72,000	$167,000
Deferred compensation	136,000	-
Inventory	71,000	54,000

	$279,000	$221,000

Deferred tax liabilities:
Fixed assets	$15,300	$12,300
Unrealized gains	129,700	-
	$145,000	$12,300

The Company’s provision (benefit) for income taxes in 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Federal - current	$278,564	$430,211	$726,364
Federal - deferred	59,500	37,800	(134,700)
State and local - current	64,911	112,648	172,489
State and local - deferred	15,200	21,400	(38,500)

Total	$418,175	$602,059	$725,653

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 8 - INCOME TAXES (Continued):

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2007		2006		2005
Federal income tax statutory rate	$463,099	34%	$440,632	34%	$649,668	34%
State income taxes, net of federal tax benefit	58,482	4%	90,718	7%	95,093	5%
Refundable taxes	(89,000)	(6%)	-		-
Other, net	(10,406)	(1%)	70,709	5%	(19,108)	(1%)

Effective tax rate	$418,175	31%	$602,059	46%	$725,653	38%

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

a)
The Company occupies warehouse facilities under an operating lease, which was set to expire on August 31, 2006. The lease was renegotiated effective February 2006 for a term of five years, expiring on January 31, 2011, at a monthly rental of $15,000. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $180,000, $161,000 and $90,000 in 2007, 2006 and 2005, respectively.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

b)
In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

The aggregate minimum future lease payments as of October 31, 2007 for each of the next five years and thereafter are as follows:

October 31,
2008	$280,093
2009	280,093
2010	280,093
2011	145,093
2012	100,093
Thereafter	1,126,046
$2,211,511

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued):

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s financial statements in subsequent years.

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $60,375, $54,807 and $53,350 for 2007, 2006 and 2005, respectively.

MARKETING AGREEMENT:

In May 2005, the Company entered into a one-year agreement with a marketing firm. The Company paid the firm $8,000 per month and issued 10,000 shares of stock valued at $24,650 for services rendered during the year ended October 31, 2005. As of October 31, 2006, this agreement has been terminated.

NOTE 10 - CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, commodities held at broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts, the balances of which, at times, may exceed Federal insurance limits. Although at October 31, 2007 and 2006 the Company did have cash balances that exceeded the Federal insurance limits, they have not experienced any losses in such accounts and monitor the soundness of the financial institutions on a periodic basis. The net balance of the Company’s investments in derivative financial instruments also represents commodities held at broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

Approximately 25% and 13% of the Company’s sales were derived from two customers in 2007. Those customers also accounted for approximately $824,000 and $436,000 of the Company’s accounts receivable balance as of October 31, 2007. Approximately 30% and 6% of the Company’s sales were derived from two customers in 2006. Those customers also accounted for approximately $777,000 and $241,000 of the Company’s account receivable balance at October 31, 2006. Approximately 28% and 8% of the Company’s sales were derived from two customers in 2005. Those customers also accounted for approximately $314,000 and $249,000 of the Company’s accounts receivable balance as of October 31, 2005. Concentration of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Management does not believe that credit risk was significant at October 31, 2007 and 2006.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 11 - STOCK OPTION PLAN:

On February 10, 1998, the Company’s stockholders consented to the adoption of the Company’s stock option plan (the “Plan”) whereby incentive and/or non-incentive stock options for the purchase of up to 2,000,000 shares of the Company’s common stock may be granted to the Company’s directors, officers, other key employees and consultants. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). On June 21, 2004, the plan was amended to reduce the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 800,000, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments. As of October 31, 2007 no options had been granted under the Plan, since its inception.

NOTE 12 - MAJOR VENDORS/RELATED PARTY:

During fiscal 2007, 83% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 31% and 14% of total purchases, respectively. These two vendors accounted for approximately $943,000 and $450,000 of the Company’s accounts payable at October 31, 2007 respectively.

During fiscal 2006, 77% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 30% and 10% of total purchases, respectively. These two vendors accounted for approximately $605,000 and $410,000 of the Company’s accounts payable at October 31, 2006, respectively.

During fiscal 2005, 85% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 43% and 8% of total purchases, respectively. These two vendors accounted for approximately $1,457,000 and $165,000 of the Company’s accounts payable at October 31, 2005, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $15,418,000, $13,841,000 and $12,969,000 in 2007, 2006 and 2005, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

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
OCTOBER 31, 2007, 2006 AND 2005

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

The offering of 1,400,000 shares concluded on May 6, 2005 and on June 16, 2005 the underwriters exercised their right to purchase 210,000 additional shares of common stock (the over-allotment option) at the public offering price less the underwriting discount (ten percent). An aggregate of 1,610,000 shares of the Company’s common stock were sold in the offering at a price of $5.00 per share. The Company paid $25,000 to Maxim upon the filing of a registration statement for the offering with the United States Securities and Exchange Commission, which amount was split between Joseph Stevens and Maxim. The Company also paid to Joseph Stevens and Maxim a non-accountable expense allowance less amounts previously paid to Maxim, equal to three percent of the gross proceeds derived from the public offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The fair value of these warrants were credited to additional paid in capital. The warrants are exercisable for a period of five years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights. During 2005, a former shareholder returned 89,820 shares of common stock for no consideration.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS:

The following table presents unaudited quarterly results of operations for the eight quarters ended October 31, 2007 and 2006. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$12,635,112	$14,194,373	$13,964,804	$16,629,128
Gross profit	2,168,595	2,107,163	1,937,530	2,081,168
Income (loss) from operations	494,549	502,487	426,831	28,227
Net income (loss)	309,704	338,888	370,656	(81,932)
Basic and diluted earnings (loss) per share	$.06	$.06	$.07	$(.02)

2006
Net sales	$13,844,845	$12,010,928	$11,858,581	$13,456,848
Gross profit	2,325,443	862,694	1,941,651	2,465,451
Income (loss) from operations	906,631	(492,969)	385,843	564,802
Net income (loss)	519,638	(284,234)	179,450	285,228
Basic and diluted earnings (loss) per share	$.09	$(.05)	$.03	$.05

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, 2006 AND 2005

NOTE 16 - TREASURY STOCK:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the Last in, First out method. During the year ended October 31, 2007, the Company purchased 14,900 shares for $76,677.

SCHEDULE II

Valuation and qualifying accounts

for the years ended October 31, 2007, 2006, AND 2005

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to (reversed from) Costs and Expenses	(d) Deductions - Net Write-Offs	(e) Balance at End of Year
Year Ended October 31, 2006
Allowance for doubtful accounts on trade receivables	$420,349	$—	$—	$420,349
Year Ended October 31, 2005
Allowance for doubtful accounts on trade receivables	$150,349	$270,000	$—	$420,349

* Not required information for the year ended October 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2008.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	January 31, 2008

/s/ David Gordon David Gordon	Executive Vice President - Operations, Secretary and Director	January 31, 2008

/s/ Gerard DeCapua Gerard DeCapua	Director	January 31, 2008

/s/ Daniel Dwyer Daniel Dwyer	Director	January 31, 2008

/s/ Barry Knepper Barry Knepper	Director	January 31, 2008

/s/ John Rotelli John Rotelli	Director	January 31, 2008

Robert M. Williams	Director	January 31, 2008

EXHIBIT INDEX

Exhibit No.	Description
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

11.1	Computation of Earnings Per Share

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.