Form 10-Q
period 2008-01-31
COFFEE HOLDING CO INC
filed 2008-03-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,497,130 shares of common stock, par value $0.001 per share, outstanding at February 29, 2008

i

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2008 AND OCTOBER 31, 2007

	January 31, 2008	October 31, 2007
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,089,041	$890,649
Commodities held at broker	3,082,871	3,468,530
Accounts receivable, net of allowances of $127,464 and $136,781 for 2008 and 2007, respectively	5,543,343	7,130,467
Inventories	4,709,513	4,472,097
Prepaid expenses and other current assets	483,649	502,240
Prepaid and refundable income taxes	108,712	236,406
Deferred income tax assets	270,000	279,000
TOTAL CURRENT ASSETS	15,287,129	16,979,389

Property and equipment, at cost, net of accumulated depreciation of $4,601,266 and $4,542,490 for 2008 and 2007, respectively	2,640,353	2,651,960
Deposits and other assets	742,016	765,368
TOTAL ASSETS	$18,669,498	$20,396,717

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,968,590	$6,791,690
Line of credit borrowings	889,253	897,191
Dividend payable	1,544,568	-
Income taxes payable	7,005	9,161
TOTAL CURRENT LIABILITIES	7,409,416	7,698,042

Deferred income tax liabilities	127,500	145,000
Deferred compensation payable	380,559	351,332
TOTAL LIABILITIES	7,917,475	8,194,374

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,497,130 shares outstanding for 2008 and 5,514,930 shares outstanding in 2007	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	3,584,164	4,946,467
Less: Treasury stock, 32,700 and 14,900 common shares, at cost for 2008 and 2007, respectively	(164,694)	(76,677)
TOTAL STOCKHOLDERS’ EQUITY	10,752,023	12,202,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,669,498	$20,396,717

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)

	2008	2007
NET SALES	$14,962,541	$12,635,112

COST OF SALES	13,082,423	10,466,517

GROSS PROFIT	1,880,118	2,168,595

OPERATING EXPENSES:
Selling and administrative	1,378,924	1,390,690
Writedown of amount due from dissolved joint venture	-	242,000
Officers’ salaries	161,377	117,012
TOTALS	1,540,301	1,749,702

INCOME FROM OPERATIONS	339,817	418,893

OTHER INCOME (EXPENSE):
Interest income	24,271	34,116
Equity in loss from dissolved joint venture	-	(63,939)
Writedown of investment in dissolved joint venture	-	(33,000)
Management fee income	-	12,026
Interest expense	(29,006)	(24,232)
TOTALS	(4,735)	(75,029)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	335,082	343,864

Provision for income taxes	142,051	37,850

INCOME BEFORE MINORITY INTEREST	193,031	306,014

Minority interest in earnings (loss) of subsidiary	(10,766)	3,670

NET INCOME	182,265	309,684

Retained earnings – beginning	4,946,467	4,009,151
Dividend declared	(1,544,568)	-

RETAINED EARNINGS - ENDING	$3,584,164	$4,318,835

Basic and diluted earnings per share	$.03	$.06

Weighted average common shares outstanding:
Basic	5,506,326	5,529,830
Diluted	5,576,326	5,599,830

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net income	$182,265	$309,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,572	60,630
Writedown of amount due from dissolved joint venture	-	242,000
Loss from dissolved joint venture	-	63,939
Writedown of investment in dissolved joint venture	-	33,000
Deferred income taxes	(8,500)	(229,200)
Changes in operating assets and liabilities:
Commodities held at broker	385,659	1,375,961
Accounts receivable	1,587,124	1,916,454
Inventories	(237,416)	(561,482)
Prepaid expenses and other assets	18,591	84,362
Prepaid and refundable income taxes	127,694	256,672
Accounts payable and accrued expenses	(1,823,100)	(867,450)
Due from dissolved joint venture	-	(183,232)
Deposits and other assets	41,813	(132,557)
Income taxes payable	(2,156)	-
Net cash provided by operating activities	391,546	2,368,781

INVESTING ACTIVITIES:
Purchases of property and equipment	(107,965)	(92,091)
Net cash (used in) investing activities	(107,965)	(92,091)

FINANCING ACTIVITIES:
Advances under bank line of credit	14,282,082	11,103,226
Principal payments under bank line of credit	(14,290,020)	(12,660,888)
Purchase of treasury stock	(88,017)	-
Net cash (used in) financing activities	(95,955)	(1,557,662)

MINORITY INTEREST	10,766	(3,670)

NET INCREASE IN CASH	198,392	715,358

Cash, beginning of year	890,649	1,112,165

CASH, END OF PERIOD	$1,089,041	$1,827,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$19,515	$18,642
Income taxes paid	$24,962	$3,550

NONCASH INVENTORY AND FINANCING ACTIVITIES:
On January 31, 2008, the Company declared dividends in the amount of $1,544,568.

See notes to Condensed Consolidated Financial Statements.

NOTE 1 -	BUSINESS ACTIVITIES:

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

The interim condensed consolidated financial information as of January 31, 2008 and for the three-month periods ended January 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2008, and results of operations and cash flows for the three months ended January 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended January 31, 2008 and 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. The equity method of accounting was used to record the Company’s share of the loss in CLR for the quarter ended January 31, 2007 only. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 -	ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Fin 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company conducts business primarily in the US and, as a result, files income tax returns for US, New York, New York City and in four other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. The Company’s New York State tax returns have been accepted as filed through October 31, 2004 and the Company’s New York City tax returns have been accepted as filed through October 31, 2003. Given the Company’s history with the taxing authorities, conservative tax approach and no material uncertain tax positions, the adoption of FIN 48 on November 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of and for the three months ended January 31, 2008.

NOTE 4 -	CAFÉ LA RICA, LLC - JOINT VENTURE

The following represents condensed financial information of CLR as of January 31, 2007 and for the three months then ended.

Current assets	$423,828
Machinery and other assets	448,555
Total assets	$872,383

Current liabilities	$643,172
Other liabilities	5,889
Capital (deficit)	223,322
Total liabilities and capital	$872,383

Sales	$314,806
Expenses	442,684
Net loss	$(127,878)
Company’s share of net loss	$(63,939)

As of January 31, 2007, the Company wrote-down the amount due from joint venture by $242,000 and wrote-down its investment in joint venture by $33,000 as a result of the Company’s plans to dissolve CLR. CLR was dissolved on October 17, 2007, so no condensed financial information is presented as of January 31, 2008 and for the three months then ended.

NOTE 5 -	ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The allowances are summarized as follows:

	2008 (unaudited)	2007 (audited)
Allowance for doubtful accounts	$92,464	$92,464
Reserve for sales discounts	35,000	44,317
Totals	$127,464	$136,781

NOTE 6 -	INVENTORIES:

Inventories at January 31, 2008 and October 31, 2007 consisted of the following:

	January 31, 2008 (unaudited)	October 31, 2007 (audited)
Packed coffee	$1,207,559	$1,233,457
Green coffee	2,722,505	2,379,212
Packaging supplies	779,449	859,428
Totals	$4,709,513	$4,472,097

NOTE 7 -	HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $3,082,871 and $3,468,530, which includes unrealized gains of $326,887 and $335,750 at January 31, 2008 and October 31, 2007, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At January 31, 2008, the Company held 210 options (generally with terms of two months or less) covering an aggregate of 7,875,000 pounds of green coffee beans at a price of $1.30 per pound including the value of the option. The fair market value of these options, which was obtained from major financial institutions, was $654,000 at January 31, 2008.

At January 31, 2007, the Company held 40 options (generally with terms of two months or less) covering an aggregate of 1,500,000 pounds of green coffee beans at a price of $1.15 per pound including the value of the option. The fair market value of these options, which was obtained from a major financial institution, was $54,000 at January 31, 2007.

NOTE 7 -	HEDGING (Continued):

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At January 31, 2008, the Company held 35 futures contracts for the purchase of 1,312,500 pounds of coffee at an average price of $1.33 per pound. The market price of coffee applicable to such contracts was $1.38 per pound at that date.

At January 31, 2007, the Company held 75 futures contracts for the purchase of 2,812,500 pounds of coffee at an average price of $1.10 per pound. The market price of coffee applicable to such contracts was $1.1765 per pound at that date.

Included in cost of sales and due from commodities held at broker for the three months ended January 31, 2008 and 2007, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2008 (unaudited)	2007 (unaudited)
Gross realized gains	$1,145,109	$688,456
Gross realized losses	$(542,803)	$(94,401)
Unrealized losses	$(8,863)	$(3,739)

NOTE 8 -	LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 with a maturity date of October 31, 2008. The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 1.95%, or 5.21% as of January 31, 2008 (the rate was LIBOR plus 2.15%, or 6.66%, as of October 31, 2007), and requires the Company to comply with various financial covenants. As of January 31, 2008 and 2007, the Company was in compliance with all financial covenants. As of January 31, 2008 and October 31, 2007, the borrowings under the line of credit were $889,253 and $897,191, respectively.

NOTE 9 -	LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s results of operations or financial position in future periods.

NOTE 10 -	EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The only potential dilutive common shares outstanding pertain to warrants. The following weighted average number of shares was used for the computation of basic and diluted earnings per share.

	Quarters Ended January 31,
	2008 (unaudited)	2007 (unaudited)

Net Income	$182,265	$309,684

BASIC EARNINGS:
Weighted average number of common shares outstanding	5,506,326	5,529,830

Basic earnings per common share	$0.03	$0.06

DILUTED EARNINGS:
Weighted average number of common shares outstanding	5,506,326	5,529,830
Warrants - common stock equivalents	70,000	70,000
Weighted average number of common shares outstanding - as adjusted	5,576,326	5,599,830

Diluted earnings per common share	$0.03	$0.06

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Unaudited)

NOTE 11 -	ECONOMIC DEPENDENCY:

For the three months ended January 31, 2008, approximately 34% and 13% of the Company’s sales were derived from two customers. Sales to these customers were approximately $5,100,000 and $1,950,000 and the corresponding accounts receivable from these customers at January 31, 2008 were approximately $729,000 and $493,000, respectively.

For the three months ended January 31, 2007, approximately 27% of the Company’s sales were derived from one customer. Sales to this customer were approximately $3,500,000 and the corresponding accounts receivable at January 31, 2007 from this customer was approximately $441,000.

For the three months ended January 31, 2008, approximately 51% and 10% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $6,600,000 and $1,200,000 and the corresponding accounts payable to these vendors at January 31, 2008 were approximately $724,000 and $389,000, respectively.

For the three months ended January 31, 2007, approximately 29% and 14% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $3,100,000 and $1,500,000 and the corresponding accounts payable to these vendors at January 31, 2007 were approximately $537,000 and $271,000, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $6,600,000 and $3,100,000 for the three months ended January 31, 2008 and 2007, respectively. The corresponding accounts payable balance to this vendor were approximately $724,000 at January 31, 2008 and $943,000 at October 31, 2007. Management does not believe that the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 -	STOCK OPTION PLAN:

As of January 31, 2008, the Company had a stock option plan whereby options could be granted to the Company’s directors, officers, other key employees and consultants. The Company had reserved 800,000 shares of common stock for issuance under this plan. The plan expired on February 10, 2008 in accordance with its terms. No options were granted under the plan since its inception.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Unaudited)

NOTE 13 -	WARRANTS FOR PURCHASE OF COMMON STOCK:

The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering which concluded on June 16, 2005 of the Company’s common stock. Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The fair value of these warrants were credited to additional paid in capital. The warrants are exercisable for a period of five (5) years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.

NOTE 14 -	TREASURY STOCK AND DIVIDENDS:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the Last in, First out method. During the three months ended January 31, 2008, the Company purchased 17,800 shares for $88,017.

The Company declared a 28 cent per share dividend, aggregating $1,544,568 on January 31, 2008. The dividend is payable to all shareholders of record as of February 15, 2008 and was disbursed on February 29, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note on Forward Looking Statements

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•	the impact of rapid or persistent fluctuations in the price of coffee beans;

•	fluctuations in the supply of coffee beans;

•	general economic conditions and conditions which affect the market for coffee;

•	our success in implementing our business strategy or introducing new products;

•	our ability to attract and retain customers;

•	our success in expanding our market presence in new geographic regions;

•	the effects of competition from other coffee manufacturers and other beverage alternatives;

•	changes in tastes and preferences for, or the consumption of, coffee;

•	the success of our hedging strategy;

•	our ability to obtain additional financing; and

•	other risks which we identify in future filings with the Securities and Exchange Commission.

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

Our operations have primarily focused on the following areas of the coffee industry:

•	the sale of wholesale specialty green coffee;

•	the roasting, blending, packaging and sale of private label coffee; and

•	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

•	our ability to retain existing customers and attract new customers;

•	the success of our hedging strategy;

•	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

•	our ability to manage inventory and fulfillment operations and maintain gross margins.

We operate from an East Coast facility located in Brooklyn, New York and a Western facility located in La Junta, Colorado. Operating out of these two facilities allows us to produce and distribute large quantities of fresh coffee products throughout the United States. In addition, by operating out of two facilities, we are able to gain economies of scale in both manufacturing and logistical efficiencies. This has allowed us to compete aggressively throughout the United States. As discussed in more detail below, we also own 60% of a specialty coffee joint venture located in Brecksville, Ohio.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. For example, we recently established a West Coast sales department to increase our sales to West Coast customers.

In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture allows us to bid on the private label gourmet whole bean business we had not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. Generations had approximately $99,000 in net sales for the quarter ended January 31, 2008 and had eleven accounts, five of which made Generations the exclusive supplier for their fast growing and highly visible organic coffee programs.

As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. Our first production run was in February 2008 and we expect to have Entenmann’s coffee products placed in supermarkets in the Northeast by mid-March 2008. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo) is still at its highest level seen in the last eight years. In October 2006, national brands reacted to these price increases, raising list prices by $0.12 per unit, and we were able to increase our prices as well. In addition, we initiated another price increase in January 2007 for $0.10 per pound on most roasted products and an additional price increase of $0.10 per pound in late fiscal 2007 which took effect in fiscal 2008. During the beginning of calendar 2008, prices of Arabica and Robusta coffee have continued to rise, increasing over 20% in a few weeks time. These price appreciations have negatively impacted our profit margins for a significant portion of our business. We again initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers. However, these price increases will not have a positive impact until late in our second quarter at the earliest. In addition, the recent volatility in the markets has prevented us from successfully implementing our hedging strategies.

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

•
Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required. Each additional one percent of potential inventory write-down would have reduced operating income by approximately $47,000 for the three months ended January 31, 2008.

•
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2008 of $142,500 could need to be written off if we do not remain profitable.

•
In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We will estimate and provide adequate accruals, when necessary, for potential additional taxes and related interest expense that may ultimately result from such examinations in accordance with FIN 48.

Comparison of Results of Operations for the Three Months Ended January 31, 2007 and 2008

Net Income. We had net income of $182,265, or $0.03 per share (basic and diluted), for the three months ended January 31, 2008 compared to net income of $309,684, or $0.06 per share (basic and diluted), for the three months ended January 31, 2007. The decrease in net income primarily reflects the fact that increases in cost of sales outpaced our increased net sales for the quarter, resulting in decreased gross profit.

Net Sales. Net sales totaled $14,962,541 for the three months ended January 31, 2008, an increase of $2,327,429, or 18.4%, from $12,635,112 for the three months ended January 31, 2007. The increase in net sales reflects both increased amounts of green coffee and private label coffee sold as well as increased sales prices compared to the first quarter of fiscal 2007. The increase in net sales also reflects the price increases we implemented in January 2007 and late fiscal 2007. We were forced to implement these price increases because sharp increases in the coffee commodity market over the past couple of years has increased the amount we pay for coffee beans.

Cost of Sales. Cost of sales for the three months ended January 31, 2008 was $13,082,423 or 87.4% of net sales, as compared to $10,466,517 or 82.8% of net sales for the three months ended January 31, 2007. The increase in cost of sales primarily reflects increased purchases of green coffee. Green coffee purchases increased $2,386,679 from $9,123,877 to $11,510,556 due to higher green coffee prices and private label sales volumes. Net gains on options and futures contracts, a component of cost of sales, remained relatively unchanged at $593,443 for the first quarter of fiscal 2008 compared to $590,316 for the first quarter of fiscal 2007. The increase in cost of sales as a percentage of net sales reflects higher green coffee prices which could not fully be passed along to customers through sales price increases.

Gross Profit. Gross profit decreased by $288,477 from $2,168,595 for the three months ended January 31, 2007 to $1,880,118 for the three months ended January 31, 2008. Gross profit as a percentage of net sales decreased to 12.6% for the three months ended January 31, 2008 from 17.2% for the three months ended January 31, 2007. The decrease in our margins is attributable to higher green coffee prices and increased sales to our two largest customers, each of whom receives volume discounts and with whom our margins are therefore somewhat lower.

During the beginning of calendar 2008, prices of Arabica and Robusta coffee have risen over 20% in a few weeks time. We have initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers. However, these price increases will not have a positive impact until late in our second quarter at the earliest and will negatively impact our profit margins for a significant portion of our business to the extent we are not able to fully pass the price increases on to our customers.

Operating Expenses. Total operating expenses decreased by $209,401, or 12.0%, to $1,540,301 for the three months ended January 31, 2008 from $1,749,702 for the three months ended January 31, 2007. The decrease in operating expenses primarily reflects a $242,000 write-down of amount due from Café La Rica during the three months ended January 31, 2007 and no corresponding write-down during the corresponding period in 2008. Selling and administrative expenses also decreased by $11,766 and officers’ salaries increased by $44,365. The decrease in selling and administrative expenses mainly reflects decreases of approximately $69,000 in professional services and $67,000 in shipping costs, partially offset by increases of approximately $26,000 in utilities, $15,000 in office salaries and $14,000 in show and demo expense. The decrease in professional services expense reflects litigation costs associated with Café La Rica during the first quarter of fiscal 2007. Shipping costs decreased due to increased sales to our large green coffee customers who pay the shipping expenses for product they purchase from us. Utilities expense increased due to higher natural gas prices. Office salaries expense increased due to hiring and salary increases to support increased net sales. We attended more shows and demos during the first quarter of fiscal 2008, which is the reason for the expense increase in that category.

Other Expense. Other expense decreased by $70,294 to $4,735 for the three months ended January 31, 2008 compared to $75,029 for the three months ended January 31, 2007. The major components of other expense, interest income and interest expense, decreased by $9,845 and increased by $4,774, respectively, during the first quarter of fiscal 2008 compared to fiscal 2007. However, we incurred expense of $63,939 during the three months ended January 31, 2007, which constituted our share of the loss incurred by our Café La Rica joint venture. We also wrote-down $33,000 of our investment in Café La Rica during that quarter. Because Café La Rica was dissolved effective October 17, 2007, we incurred neither of those expenses during the first quarter of fiscal 2008.

Income Before Income Taxes and Minority Interest in Subsidiary. We had income of $335,082 before income taxes and minority interest in subsidiary for the three months ended January 31, 2008 compared to $343,864 during the comparable period in 2007. The decrease was attributable to decreased income from operations, partially offset by decreased other expense.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2008 totaled $142,051 compared to a provision of $37,850 for the three months ended January 31, 2007. A decrease in net deferred tax assets and a decrease in current taxes as a result of a decrease in taxable income resulted in the net increase in tax expense for the quarter, despite lower book income.

Liquidity and Capital Resources

As of January 31, 2008, we had working capital of $7,877,713 which represented a $1,403,634 decrease from our working capital of $9,281,347 as of October 31, 2007, and total stockholders’ equity of $10,752,023, which decreased by $1,450,320 from our total stockholders’ equity of $12,202,343 as of October 31, 2007. Our working capital decreased primarily due to a decrease in accounts receivable of $1,587,124, a $1,544,568 increase in dividend payable and a $385,659 decrease in commodities held at broker, offset in part by a $1,823,100 decrease in accounts payable and accrued expenses, a $237,416 increase in inventories and a $198,392 increase in cash. At January 31, 2008, the outstanding balance on our line of credit was $889,253 compared to $897,191 at October 31, 2007. Total stockholders’ equity decreased due to the declaration of a cash dividend of $0.28 per share and the repurchase of 17,800 shares of our outstanding common stock during the quarter at a cost of $88,017.

As of January 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2008 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets. The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants and the personal guarantees of two of the Company’s officers/shareholders: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of January 31, 2008, we were in compliance with all covenants contained in the credit facility.

For the three months ended January 31, 2008, our operating activities provided net cash of $391,546 as compared to the three months ended January 31, 2007 when net cash provided by operating activities was $2,368,781 The decreased cash flow from operations for the three months ended January 31, 2008 was primarily due to decreased accounts payable and accrued expenses and increased inventories, partially offset by decreased accounts receivable and commodities held at broker.

For the three months ended January 31, 2008, our investing activities used net cash of $107,965 as compared to the three months ended January 31, 2007 when net cash used in investing activities was $92,091. During each of the three month periods ended January 31, 2008 and January 31, 2007, all of the net cash used in investing activities related to purchases of property and equipment.

For the three months ended January 31, 2008, our financing activities used net cash of $95,955 as compared to the three months ended January 31, 2007 when net cash used by financing activities was $1,557,662. The decreased cash flow from financing activities reflects increased net cash payments under our line of credit and repurchases of our common stock.

We expect to fund our operations, including paying our liabilities, payment of any dividends, funding capital expenditures and making required payments on our debts, through the next twelve months with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2008, our debt consisted of $889,253 of variable rate debt under our revolving line of credit. At January 31, 2008, interest on the variable rate debt was payable at 5.21 (or 1.95% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts primarily for the purpose of hedging and minimizing the effects of changing green coffee prices, as further explained in Note 7 of the notes to condensed consolidated financial statements in this report. At January 31, 2008, we held 210 options (generally with terms of two months or less) covering an aggregate of 7,875,000 pounds of green coffee beans at a price of $1.30 per pound. The fair market value of these options, which was obtained from major financial institutions, was $654,000 at January 31, 2008. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At January 31, 2008, we held 35 futures contracts for the purchase of 1,312,500 pounds of coffee at an average price of $1.33 per pound. The market price of coffee applicable to such contracts was $1.38 per pound at that date.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended January 31, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
November 1, 2007 through November 30, 2007	8,600	$4.92	8,600	252,991
December 1, 2007 through December 31, 2007	1,400	$4.89	1,400	251,591
January 1, 2008 through January 31, 2008	7,800	$4.98	7,800	243,791
Total	17,800	$4.94	17,800	243,791
__________

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended January 31, 2008, no matters were submitted to a vote of security holders.

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

March 14, 2008