Form 10-K/A
period 2007-10-31
COFFEE HOLDING CO INC
filed 2008-04-01
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of including disclosure of the Company’s contractual obligations as of October 31, 2007. This disclosure, which was inadvertently omitted from the Company’s Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 1, 2008), can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Contractual Obligations.”

This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to original filing date, nor is any other portion of the originally filed Form 10-K being modified by this Amendment No. 1.

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

Contractual Obligations

We are contractually obligated to make the following payments as of October 31, 2007:

	Payments Due by Period
	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
Borrowings
Line of credit(1)	$897,191	$-	$-	$-	$897,191
Operating Lease Obligations
Real estate leases	$280,093	$560,186	$245,186	$1,126,046	$2,211,511
Equipment leases	13,200	26,400	1,100	-	40,700
Total operating lease obligations	$293,293	$586,586	$246,286	$1,126,046	$2,252,211
Purchase Obligations
Coffee purchase obligations	$17,563,604	$-	$-	$-	$17,563,604
Total	$18,754,088	$586,586	$246,286	$1,126,046	$20,713,006

(1)
The line of credit agreement, which was originally entered into in November 2004, has historically been amended to extend the maturity date. As of October 31, 2007, the line of credit balance has been classified as a current liability. The line of credit obligation should be considered with the aggregate information about our contractual obligations which impact its short and long term liquidity and capital resource needs.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	March 31, 2008

/s/ David Gordon David Gordon	Executive Vice President - Operations, Secretary and Director	March 31, 2008

/s/ Gerard DeCapua Gerard DeCapua	Director	March 31, 2008

/s/ Daniel Dwyer Daniel Dwyer	Director	March 31, 2008

/s/ Barry Knepper Barry Knepper	Director	March 31, 2008

/s/ John Rotelli John Rotelli	Director	March 31, 2008

/s/ Robert M. Williams Robert M. Williams	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description
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