Form 10-Q
period 2008-04-30
COFFEE HOLDING CO INC
filed 2008-06-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number:  001-32491

———————

Coffee Holding Co., Inc.

(Exact name of registrant as specified in its charter)

Nevada	11–2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 First Avenue, Brooklyn, New York	11232-0005
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  5,463,030 shares of common stock, par value $0.001 per share, outstanding at June 2, 2008

COFFEE HOLDING CO., INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets
April 30, 2008 (unaudited) and October 31, 2007

1

Condensed Consolidated Statements of Operations
Six and Three Months Ended April 30, 2008 and 2007 (unaudited)

2

Condensed Consolidated Statements of Cash Flows
Six Months Ended April 30, 2008 and 2007 (unaudited)

3

Notes to Condensed Consolidated Financial Statements (unaudited)

4

Item 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2008 AND OCTOBER 31, 2007

	April 30, 2008	October 31, 2007
	(unaudited)	(audited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,617,413	$890,649
Commodities held at broker	832,218	3,468,530
Accounts receivable, net of allowance for doubtful accounts of $127,464 and $136,781 for 2008 and 2007, respectively	5,651,787	7,130,467
Inventories	4,471,463	4,472,097
Prepaid expenses and other current assets	346,740	502,240
Prepaid and refundable taxes	267,462	236,406
Deferred income tax asset	1,331,000	279,000

TOTAL CURRENT ASSETS	14,518,083	16,979,389

Property and equipment, at cost, net of accumulated depreciation of $4,731,184 and $4,542,490 for 2008 and 2007, respectively	2,953,925	2,651,960
Deposits and other assets	489,066	765,368

TOTAL ASSETS	$17,961,074	$20,396,717

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,326,167	$6,791,690
Line of credit borrowings	2,556,762	897,191
Income taxes payable	—	9,161

TOTAL CURRENT LIABILITIES	8,882,929	7,698,042

Deferred income tax liabilities	27,000	145,000
Deferred compensation payable	394,020	351,332

TOTAL LIABILITIES	9,303,949	8,194,374

MINORITY INTEREST	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,480,216 shares outstanding for 2008 and 5,514,930 shares outstanding in 2007	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	1,539,986	4,946,467
Less: Treasury stock, 49,614 and 14,900 common shares, at cost for 2008 and 2007, respectively	(215,414)	(76,677)

TOTAL STOCKHOLDERS’ EQUITY	8,657,125	12,202,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,961,074	$20,396,717

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April, 30
	2008	2007	2008	2007
NET SALES	$33,131,982	$26,829,485	$18,169,441	$14,194,373

COST OF SALES	32,925,925	22,553,727	19,843,502	12,087,210

GROSS PROFIT (LOSS)	206,057	4,275,758	(1,674,061)	2,107,163

OPERATING EXPENSES:
Selling and administrative	2,919,356	2,877,929	1,540,432	1,487,239
Writedown of amount due from dissolved joint venture	—	242,000	—	—
Officers’ salaries	299,700	234,449	138,323	117,437
TOTALS	3,219,056	3,354,378	1,678,755	1,604,676

INCOME (LOSS) FROM OPERATIONS	(3,012,999)	921,380	(3,352,816)	502,487

OTHER INCOME (EXPENSE)
Interest income	34,328	66,576	10,057	32,460
Dividend income	9,331	—	9,331	—
Equity in loss from dissolved joint venture	—	(93,939)	—	(30,000)
Writedown of investment in dissolved joint venture	—	(33,000)	—	—
Management fee income	—	12,046	—	—
Impairment loss – leasehold improvements	—	(31,892)	—	(31,892)
Interest expense	(61,432)	(56,406)	(32,426)	(32,174)
	(17,773)	(136,615)	(13,038)	(61,606)
INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION) FOR INCOME TAX EXPENSE AND MINORITY INTEREST IN SUBSIDIARY	(3,030,772)	784,765	(3,365,854)	440,881

Benefit (provision) for income tax expense	1,169,949	(140,050)	1,312,000	(102,200)

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,860,823)	644,715	(2,053,854)	338,681

Minority interest in earnings (loss) of subsidiary	(1,090)	3,877	9,676	207

NET INCOME (LOSS)	(1,861,913)	648,592	(2,044,178)	338,888

Retained earnings-beginning	4,946,467	4,009,150	3,584,164	4,318,854
Dividend declared	(1,544,568)	—	—	—
RETAINED EARNINGS - ENDING	$1,539,986	$4,657,742	$1,539,986	$4,657,742

Basic and diluted earnings (loss) per share	$(.34)	$.12	$(.37)	$.06

Weighted average common shares outstanding:
Basic	5,497,254	5,529,830	5,497,254	5,529,830
Diluted	5,497,254	5,599,830	5,497,254	5,529,830

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,861,913)	$648,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,086	165,478
Writedown of amount due from dissolved joint venture	—	242,000
Loss from dissolved joint venture	—	93,939
Writedown of investment in dissolved joint venture	—	33,000
Deferred income taxes	(1,170,000)	(233,550)
Impairment loss	—	31,892
Changes in operating assets and liabilities:
Commodities held at broker	2,636,312	902,375
Accounts receivable	1,478,680	1,703,288
Inventories	634	(1,039,129)
Prepaid expenses and other current assets	155,500	(416,149)
Prepaid and refundable income taxes	(31,056)	295,293
Accounts payable and accrued expenses	(465,523)	(776,221)
Due from dissolved joint venture	—	(146,372)
Deposits and other assets	20,940	17,898
Income taxes payable	(9,161)	74,707

Net cash provided by operating activities	1,016,499	1,597,041

INVESTING ACTIVITIES:
Purchases of property and equipment	(267,091)	(188,575)

Net cash used in investing activities	(267,091)	(188,575)

FINANCING ACTIVITIES:
Advances under bank line of credit	30,855,020	23,967,150
Principal payments under bank line of credit	(29,195,449)	(24,806,079)
Payment of dividend	(1,544,568)	—
Purchase of treasury stock	(138,737)	—

Net cash used in financing activities	(23,734)	(838,929)

MINORITY INTEREST	1,090	(3,877)

NET INCREASE IN CASH	726,764	565,660

Cash, beginning of year	890,649	1,112,165

CASH, END OF PERIOD	$1,617,413	$1,677,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$58,557	$43,351
Income taxes paid	$12,255	$—

SUPPLEMENTAL DISCLOSURE OF NON- CASH INVESTING ACTIVITIES:
The Company utilized its deposit for the purchase of machinery and equipment	$296,960	$328,388

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 1  –  BUSINESS ACTIVITIES:

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

NOTE 2  –  BASIS OF PRESENTATION:

The interim condensed consolidated financial information as of April 30, 2008 and for the six and three-month periods ended April 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2007, filed with the SEC on April 1, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 30, 2008, and results of operations for the six and three months ended April 30, 2008 and 2007 and cash flows for the six months ended April 30, 2008 and 2007, as applicable, have been made. The results of operations for the six and three months ended April 30, 2008 and 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. The equity method of accounting was used to record the Company’s share of the loss in CLR for the six and three months ended April 30, 2007. All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 3  –  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities will be effective November 1, 2009 The Company is currently evaluating the impact of adoption of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 4  –  CAFÉ LA RICA, LLC - JOINT VENTURE

The following represents condensed financial information of CLR as of April 30, 2007 and for the six months then ended.

Current assets	$363,828
Machinery and other assets	448,555
Total assets	$812,383

Current liabilities	$643,172
Other liabilities	5,889
Equity	163,322

Total liabilities and capital	$812,383
Sales	$344,806

Expenses	532,684

Net loss	$(187,878)

Company’s share of net loss	$(93,939)

During the six months ended April 30, 2007, the Company wrote-down the amount due from joint venture by $242,000 and wrote-down its investment in joint venture by $33,000 as a result of the Company’s plans to dissolve CLR. CLR was dissolved on October 17, 2007, so no condensed financial information is presented as of April 30, 2008 and for the six and three months then ended.

NOTE 5  –  ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The allowances are summarized as follows:

	April 30, 2008	October 31, 2007
	(unaudited)	(audited)
Allowance for doubtful accounts	$92,464	$92,464
Reserve for sales discounts	35,000	44,317
Totals	$127,464	$136,781

NOTE 6  –  INVENTORIES:

Inventories consisted of the following:

	April 30, 2008	October 31, 2007
	(unaudited)	(audited)
Packed coffee	$1,116,636	$1,233,457
Green coffee	2,623,517	2,379,212
Packaging supplies	731,310	859,428
Totals	$4,471,463	$4,472,097

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 7  –  HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $823,218 and $3,468,530 at April 30, 2008 and October 31, 2007, respectively, which include unrealized losses of $130,044 at April 30, 2008 and unrealized gains of $335,750 at October 31, 2007. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in cost of sales and not reflected as a net amount in a separate component of shareholders’ equity.

At April 30, 2008 the Company did not have any options. At April 30, 2007, the Company held 600 options (generally with terms of two months or less) covering an aggregate of 22,500,000 pounds of green coffee beans at a price of $1.00 to $1,10 per pound including the value of the option. The fair market value of these options, which was obtained from a major financial institution, was $1,338,975 at April 30, 2007.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At April 30, 2008, the Company held 71 futures contracts for the purchase of 2,662,500 pounds of coffee at an average price of $1.37 per pound. The market price of coffee applicable to such contracts was $1.35 per pound at that date.

At April 30, 2007, the Company held 148 futures contracts for the purchase of 5,550,000 pounds of coffee at an average price of $1.12 per pound. The market price of coffee applicable to such contracts was $1.06 per pound at that date.

The Company recorded realized and unrealized gains and losses, which are included in cost of sales and due from commodities held at broker for the three and six months ended April 30, 2008 and 2007, respectively, on these contracts as follows:

	Three Months Ended April 30,
	2008	2007
	(unaudited)	(unaudited)
Gross realized gains	$658,795	$121,515
Gross realized losses	$(2,611,430)	$(205,211)
Net unrealized (losses) gains	$(130,044)	$526,159

	Six Months Ended April 30,
	2008	2007
	(unaudited)	(unaudited)
Gross realized gains	$1,545,301	$806,232
Gross realized losses	$(2,904,493)	$(299,612)
Net unrealized (losses) gains	$(130,044)	$526,159

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 8  –  LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 with a maturity date of October 31, 2008. The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 1.95%, or 4.77% as of April 30, 2008 (the rate was LIBOR plus 2.15%, or 6.66%, as of October 31, 2007), and requires the Company to comply with various financial covenants. As of October 31, 2007, the Company was in compliance with all financial covenants. As of April 30, 2008, the Company was in violation of the Fixed Charge Coverage Ratio and the Total Debt to EBITDA Ratio covenants contained in the financing agreement. The Company has received a waiver of its violation of those two financial covenants as of April 30, 2008 from Merrill Lynch. As of April 30, 2008 and October 31, 2007, the borrowings under the line of credit were $2,556,762 and $897,191, respectively. As of April 30, 2008, the Company had $1,443,238 of additional borrowings available under the line of credit agreement.

NOTE 9  –  INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company did not record a valuation allowance at April 30, 2008 and October 31, 2007 since the net deferred tax asset is expected to be realized. The income tax benefit/(provision) represents the actual tax for the period plus or minus the change during the period in deferred tax assets and liabilities. During the six and three months ended April 30, 2008, the Company’s net deferred tax asset increased as a result of the Company’s net operating loss generated during the three and six months ended April 30, 2008, and is expected to be realized in the future to reduce future taxable income.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 10  –  EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The only potential dilutive common shares outstanding pertain to the 70,000 warrants, which were not included in the diluted earnings calculation since the Company incurred a loss for the three and six months ended April 30, 2008. The following weighted average number of shares was used for the computation of basic and diluted earnings (loss) per share.

	Six Months Ended April 30,		Three Months Ended April, 30
	2008	2007	2008	2007
Net Income (Loss)	$(1,861,913)	$648,592	$(2,044,178)	$338,888

BASIC EARNINGS:
Weighted average number of common shares outstanding	5,497,254	5,529,830	5,497,254	5,529,830

Basic earnings (loss) per common share	$(.34)	$.12	$(.37)	$.06

DILUTED EARNINGS:
Weighted average number of common shares outstanding	5,497,254	5,529,830	5,497,254	5,529,830
Warrants – common stock equivalents	0	70,000	0	0

Weighted average number of common shares outstanding – as adjusted	5,497,254	5,599,830	5,497,254	5,529,830

Diluted earnings (loss) per common share	$(.34)	$.12	$(.37)	$.06

NOTE 11  –  LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s results of operations or financial position in future periods.

NOTE 12  –  ECONOMIC DEPENDENCY:

For the six months ended April 30, 2008, approximately 34% and 10% of the Company’s sales were derived from two customers. Sales to these customers were approximately $11,500,000 and $3,650,000 and the corresponding accounts receivable from these customers at April 30, 2008 were approximately $526,000 and $368,000, respectively.

For the six months ended April 30, 2007, approximately 27% of the Company’s sales were derived from one customer. Sales to this customer were approximately $3,125,000 and the corresponding accounts receivable at April 30, 2007 from this customer was approximately $737,000.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008 AND 2007

(Unaudited)

NOTE 12  –  ECONOMIC DEPENDENCY: (continued)

For the six months ended April 30, 2008, approximately 47% and 10% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $14,200,000 and $2,700,000 and the corresponding accounts payable to these vendors at April 30, 2008 were approximately $1,350,000 and $363,000, respectively.

For the six months ended April 30, 2007, approximately 32% and 13% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $7,200,000 and $3,000,000 and the corresponding accounts payable to these vendors at April 30, 2007 were approximately $966,000 and $298,000, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $14,200,000 and $7,200,000 for the six months ended April 30, 2008 and 2007, respectively. The corresponding accounts payable balance to this vendor were approximately $1,350,000 at April 30, 2008 and $943,000 at October 31, 2007. Management does not believe that the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 13  –  WARRANTS FOR PURCHASE OF COMMON STOCK:

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

NOTE 14  –  TREASURY STOCK AND DIVIDENDS:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the Last in, First out method. During the six months ended April 30, 2008, the Company purchased 34,714 shares for $138,737.

The Company declared a 28 cent per share cash dividend, aggregating $1,544,568 on January 31, 2008. The dividend was payable to all shareholders of record as of February 15, 2008 and was disbursed on February 29, 2008.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase sales. For example, we recently established a West Coast sales department to increase our sales to West Coast customers.

In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture allows us to bid on the private label gourmet whole bean business we had not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. Generations had approximately $208,000 and $109,000 in net sales for the six and three month periods ended April 30, 2008, respectively. At April 30, 2008, Generations had nine accounts, four of which made Generations the exclusive supplier for their fast growing and highly visible organic coffee programs.

As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement. Our first production run was in February 2008 and our Entenmann’s coffee products began appearing in supermarkets in the Northeast during mid-March 2008. Although sales of Entenmann’s coffee products started slowly, we expect sales to increase significantly as the products are stocked on more shelves and our advertising campaign begins during the third quarter of fiscal 2008.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo) remains near its highest level in the last eight years. We initiated a price increase on most roasted products of $0.10 per pound in late fiscal 2007 which took effect in fiscal 2008. During the beginning of calendar 2008, prices of Arabica and Robusta coffee continued to rise, increasing over 20% in a few weeks time. These price appreciations have negatively impacted our profit margins for a significant portion of our business. Early in 2008, we again initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers. Although, due to their timing, these price increases did not have a positive impact during our first two fiscal quarters of 2008, we anticipate that they will have a positive impact going forward. While Arabica and Robusta prices fell slightly in March and April of 2008, Robusta prices remain at historically high levels. In addition, the recent volatility in the markets had prevented us from successfully implementing our hedging strategies during the past quarter. However, we believe that we will again be able to use our hedging strategy to reduce our cost of sales in the third quarter of fiscal 2008.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline or increase significantly in a very short period of time. In addition, we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability. For the three and six month periods ended April 30, 2008, we incurred net losses on options and futures contracts of $2,082,679 and $1,489,236, respectively. We believe these losses resulted from a surge in commodities prices due to the weaker U.S. dollar and a significant increase in market speculation. According to Commodities Futures Trading Commission tracking data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008. As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls. We believe that increased regulatory scrutiny has driven speculators out of the market. We do not expect future trading losses going forward.

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

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would increase our operating loss by approximately $57,000.\

•

Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required. Each additional one percent of potential inventory write-down would have increased operating loss by approximately $45,000 for the three months ended April 30, 2008.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of April 30, 2008 of approximately $1.3 million could need to be written off if we do not remain profitable.

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

Comparison of Results of Operations for the Three Months Ended April 30, 2007 and 2008

Net Loss. We had a net loss of $2,044,178, or $0.37 per share (basic and diluted), for the three months ended April 30, 2008 compared to net income of $338,888, or $0.06 per share (basic and diluted), for the three months ended April 30, 2007. The net loss is a result of the fact that increased coffee prices and hedging losses resulted in our cost of sales exceeding our net sales for the current quarter.

Net Sales. Net sales totaled $18,169,441 for the three months ended April 30, 2008, an increase of $3,975,068, or 28.0%, from $14,194,373 for the three months ended April 30, 2007. The increase in net sales reflects both increased amounts of green coffee, branded coffee and private label coffee sold as well as increased sales prices compared to the second quarter of fiscal 2007. The increase in net sales also reflects the price increases we implemented in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008. We were forced to implement these price increases because sharp increases in the coffee commodity market over the past couple of years has increased the amount we pay for coffee beans.

Cost of Sales. Cost of sales for the three months ended April 30, 2008 was $19,843,502 or 109.2% of net sales, as compared to $12,087,210 or 85.2% of net sales for the three months ended April 30, 2007. The increase in cost of sales primarily reflects the increased cost of green coffee and losses on options and futures contracts. Green coffee purchases increased $4,649,166 from $10,360,268 to $15,009,434 due to higher green coffee prices and private label and green coffee sales volumes. Net losses on options and futures contracts, a component of cost of sales, equaled $2,082,679 for the second quarter of fiscal 2008 compared to net gains of $442,463 for the second quarter of fiscal 2007. We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation. According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008. As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls. We believe that increased regulatory scrutiny has driven speculators out of the market. We do not expect future trading losses going forward. The increase in cost of sales as a percentage of net sales reflects both higher green coffee prices which could not fully be passed along to customers through sales price increases and net losses on options and futures contracts.

Gross Loss. We had a gross loss of $1,674,061 for the three months ended April 30, 2008 compared to gross profit of $2,107,163 for the three months ended April 30, 2007. During the beginning of calendar 2008, prices of Arabica and Robusta coffee rose over 20% in a few weeks time. We initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers. Although, due to their timing, these price increases did not have a positive impact in our first two fiscal quarters of 2008, we anticipate that they will have a positive impact going forward beginning in the third quarter of 2008. While green coffee prices fell slightly during March and April of 2008, Robusta prices still remain at historically high levels and will continue to negatively impact our profit margins for a significant portion of our business to the extent we are not able to fully pass the price increases on to our customers. In addition, when national brands rolled back recent price increases during the second fiscal quarter of 2008, we were left with inventories that we sold at low profit levels. We have now sold approximately 80% of our poorly priced inventories and believe that margins will improve in the third quarter as a result.

Operating Expenses. Total operating expenses increased by $74,079, or 4.6%, to $1,678,755 for the three months ended April 30, 2008 from $1,604,676 for the three months ended April 30, 2007. The increase in operating expenses was due to an increases in selling and administrative expense of $53,193 and an increase in officers’ salaries of $20,886. The increase in selling and administrative expenses mainly reflects increases of approximately $60,000 in insurance expense, $29,000 in shipping costs and $25,000 in packaging development expenses, partially offset by decreases of approximately $30,000 in show and demo expenses, $22,000 in depreciation expense, $19,000 in repairs and maintenance and $15,000 in professional services. Insurance expense increased due to increased premiums on workers compensation insurance resulting from higher payroll levels. Shipping costs rose due to increased net sales and higher fuel prices. Packaging development expenses increased due to approximately $75,000 spent on packaging related to the new Entenmann’s line of products. We attended fewer trade shows during the second quarter of 2008 than we did during 2007, which is the reason for the expense decrease in that category. The decrease in professional services expense reflects litigation costs associated with Café La Rica during the second quarter of fiscal 2007.

Other Expense. Other expense decreased by $48,568 to $13,038 for the three months ended April 30, 2008 compared to $61,606 for the three months ended April 30, 2007. Interest income decreased by $22,403 and interest expense remained relatively unchanged during the quarter compared to the same period in 2007. However, during the three months ended April 30, 2007, we incurred expense of $30,000 which constituted our share of the loss incurred by our former Café La Rica joint venture. Café La Rica was dissolved effective October 17, 2007. We also incurred an impairment loss of $31,892 on leasehold improvements during the second fiscal quarter of 2007. We incurred neither of those expenses during the first quarter of fiscal 2008.

Loss Before Income Taxes and Minority Interest in Subsidiary. We had a loss of $3,365,854 before income taxes and minority interest in subsidiary for the three months ended April 30, 2008 compared to income of $440,881 during the comparable period in 2007.

Income Taxes. Our benefit for income tax expense for the three months ended April 30, 2008 totaled $1,312,000 compared to a provision of $102,200 for the three months ended April 30, 2007. The change was attributable to a loss from operations during the second quarter of 2008 compared to income from operations during the second quarter of 2007.

Comparison of Results of Operations for the Six Months Ended April 30, 2007 and 2008

Net Loss. We had a net loss of $1,861,913, or $0.34 per share (basic and diluted), for the six months ended April 30, 2008 compared to net income of $648,592, or $0.12 per share (basic and diluted), for the six months ended April 30, 2007. The net loss reflects the fact that increased coffee prices and hedging losses resulted in very narrow margins for the period.

Net Sales. Net sales totaled $33,131,982 for the six months ended April 30, 2008, an increase of $6,302,497, or 23.5%, from $26,829,485 for the six months ended April 30, 2007. The increase in net sales reflects both increased amounts of green coffee, branded coffee and private label coffee sold as well as increased sales prices compared to the six months ended April 30, 2007. The increase in net sales also reflects the price increases we implemented in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008. We were forced to implement these price increases because sharp increases in the coffee commodity market over the past couple of years has increased the amount we pay for coffee beans.

Cost of Sales. Cost of sales for the six months ended April 30, 2008 was $32,925,925 or 99.4% of net sales, as compared to $22,553,727 or 84.1% of net sales for the six months ended April 30, 2007. The increase in cost of sales primarily reflects the increased cost of green coffee and losses on options and futures contracts. Green coffee purchases increased $6,876,818 from $19,484,145 to $26,360,963 due to higher green coffee prices and private label and green coffee sales volumes. Net losses on options and futures contracts, a component of cost of sales, totaled $1,489,236 for the six months ended April 30, 2008 compared to net gains of $1,032,779 for the six months ended April 30, 2007. We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation. According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008. As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls. We believe that increased regulatory scrutiny has driven speculators out of the market. We do not expect future trading losses going forward. The increase in cost of sales as a percentage of net sales reflects both higher green coffee prices which could not fully be passed along to customers through sales price increases and net losses on options and futures contracts.

Gross Profit. Gross profit decreased by $4,069,701 from $4,275,758 for the six months ended April 30, 2007 to $206,057 for the six months ended April 30, 2008. Gross profit as a percentage of net sales decreased to 0.6% for the six months ended April 30, 2008 from 15.9% for the six months ended April 30, 2007. The decrease in our margins is attributable to higher green coffee prices that we were unable to pass on to our customers as well as net losses on options and futures contracts.

During the beginning of calendar 2008, prices of Arabica and Robusta coffee rose over 20% in a few weeks time. We initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers. Although, due to their timing, these price increases did not have a positive impact during our first two fiscal quarters of 2008, we anticipate that they will have a positive impact going forward beginning in the third quarter of 2008. While green coffee prices fell slightly during March and April of 2008, they still remain at historically high levels and will continue to negatively impact our profit margins for a significant portion of our business to the extent we are not able to fully pass the price increases on to our customers. In addition, when national brands rolled back recent price increases during the second fiscal quarter of 2008, we were left with inventories that we sold at low profit levels. We have now sold approximately 80% of our poorly priced inventories and believe that margins will improve in the third quarter as a result.

Operating Expenses. Total operating expenses decreased by $135,322, or 4.0%, to $3,219,056 for the six months ended April 30, 2008 from $3,354,378 for the six months ended April 30, 2007. The decrease in operating expenses primarily reflects a $242,000 write-down of amount due from Café La Rica during the six months ended April 30, 2007 and no corresponding write-down during the corresponding period in 2008. Selling and administrative expenses increased by $41,427 and officers’ salaries increased by $65,251. The increase in selling and administrative expenses mainly reflects increases of approximately $51,000 in insurance expense and $49,000 in utilities, partially offset by a decrease of approximately $84,000 in professional services. Insurance increased due to increased premiums on workers compensation insurance resulting from higher payroll levels. Utilities expense increased due to higher natural gas prices. The decrease in professional services expense reflects litigation costs associated with Café La Rica during the first two quarters of fiscal 2007.

Other Expense. Other expense decreased by $118,842 to $17,773 for the six months ended April 30, 2008 compared to $136,615 for the six months ended April 30, 2007. The major components of other expense, interest income and interest expense, decreased by $32,248 and increased by $5,026, respectively, during the first six months of fiscal 2008 compared to fiscal 2007. However, we incurred expense of $93,939 during the six months ended April 30, 2007, which constituted our share of the loss incurred by our Café La Rica joint venture. We also wrote-down $33,000 of our investment in Café La Rica during that period. Because Café La Rica was dissolved effective October 17, 2007, we incurred neither of those expenses during the six months ended April 30, 2008. In addition, we incurred an impairment loss of $31,892 on leasehold improvements during the first six months of fiscal 2007 and we incurred no similar expense during 2008.

Loss Before Income Taxes and Minority Interest in Subsidiary. We had a loss of $3,030,772 before income taxes and minority interest in subsidiary for the six months ended April 30, 2008 compared to income of $784,765 during the comparable period in 2007. The decrease was attributable to a loss from operations, partially offset by decreased other expense.

Income Taxes. Our benefit for income taxes for the six months ended April 30, 2008 totaled $1,169,949 compared to a provision of $140,050 for the six months ended April 30, 2007. The change was attributable to a loss from operations during the six months ended April 30, 2008 compared to income from operations during the same period in 2007.

Liquidity and Capital Resources

As of April 30, 2008, we had working capital of $5,635,154 which represented a $3,646,193 decrease from our working capital of $9,281,347 as of October 31, 2007, and total stockholders’ equity of $8,657,125, which decreased by $3,545,218 from our total stockholders’ equity of $12,202,343 as of October 31, 2007. Our working capital decreased primarily due to a decrease of $2,636,212 in commodities held at broker, a $1,659,571 increase in line of credit borrowings and a $1,478,680 decrease in accounts receivable, partially offset by a $1,052,000 increase in our deferred income tax asset and a $726,764 increase in cash. At April 30, 2008, the outstanding balance on our line of credit was $2,556,762 compared to $897,191 at October 31, 2007. Total stockholders’ equity decreased due to a decrease in retained earnings as a result of our net loss for the six month period, the payment of a cash dividend $0.28 per share in February 2008 and the repurchase of 34,714 shares of our outstanding common stock during the quarter at a cost of $138,737.

As of April 30, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,000,000, expires on October 31, 2008 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets. The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants and the personal guarantees of two of the Company’s officers/shareholders: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. Due to our net losses for the three and six months ended April 30, 2008, as of that date we were in violation of the Fixed Charge Coverage Ratio and the Total Debt to EBITDA Ratio covenants contained in the financing agreement. We have received a waiver of our violation of those two financial covenants as of April 30, 2008 from Merrill Lynch. We expect to be in compliance with those financial covenants going forward.

For the six months ended April 30, 2008, our operating activities provided net cash of $1,016,499 as compared to the six months ended April 30, 2007 when net cash provided by operating activities was $1,597,041. The decreased cash flow from operations for the six months ended April 30, 2008 was primarily due to our net loss during the period.

For the six months ended April 30, 2008, our investing activities used net cash of $267,091 as compared to the six months ended April 30, 2007 when net cash used in investing activities was $188,575. During each of the six month periods ended April 30, 2008 and April 30, 2007, all of the net cash used in investing activities related to purchases of property and equipment.

For the six months ended April 30, 2008, our financing activities used net cash of $23,734 as compared to the six months ended April 30, 2007 when net cash used by financing activities was $838,929. The decreased cash used in financing activities reflects increased advances under our bank line of credit, partially offset by increased cash payments under our line of credit, the payment of a cash dividend of $0.28 per share in February 2008 and repurchases of our common stock.

We expect to fund our operations, including paying our liabilities, payment of any dividends, funding capital expenditures and making required payments on our debts, through the next twelve months with cash provided by operating activities and the use of our credit facility. We also believe we could, if necessary, obtain additional loans by mortgaging the building in which our headquarters is located.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2008, our debt consisted of $2,556,762 of variable rate debt under our revolving line of credit. At April 30, 2008, interest on the variable rate debt was payable at 5.21 (or 1.95% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of hedging and minimizing the effects of changing green coffee prices, as further explained in Note 7 of the notes to condensed consolidated financial statements in this report. At April 30, 2008, we did not hold any options. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At April 30, 2008, we held 71 futures contracts for the purchase of 2,662,500 pounds of coffee at an average price of $1.37 per pound. The market price of coffee applicable to such contracts was $1.37 per pound at that date.

The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. Increased green coffee prices cause our margins to shrink to the extent we are unable to pass the full amount of increase through to our customers. We incurred significant losses on options and futures contracts during the three and six months ended April 30, 2008. We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation. According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008. As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls. We believe that increased regulatory scrutiny has driven speculators out of the market and we do not expect future trading losses going forward. Despite the losses we recently incurred, we believe our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression during a time of historically high coffee prices.

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

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended April 30, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
February 1, 2008 through February 29, 2008	3,114	$4.10	3,114	240,667

March 1, 2008 through March 31, 2008	8,000	$2.75	8,000	232,667

April 1, 2008 through April 30, 2008	5,800	$2.57	5,800	226,867

Total	16,914	$2.94	16,914	226,867

———————

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

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On April 10, 2008, we held our annual meeting of stockholders. 3,056,305 shares, representing a majority of our issued and outstanding shares of common stock, were represented at the meeting.

At the meeting, David Gordon and John Rotelli were elected to our Board of Directors for terms expiring at the 2011 annual meeting of stockholders. Election of directors was the only proposal at the meeting.

The proposal submitted to shareholders and the tabulation of votes for the proposal are as follows:

Election of Directors	Votes For	Votes Withheld
David Gordon	3,031,223	25,082
John Rotelli	3,031,673	24,632

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

June 13, 2008