Form 10-Q
period 2008-07-31
COFFEE HOLDING CO INC
filed 2008-09-11
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Coffee Holding Co., Inc.

 (Exact name of registrant as specified in its charter)

———————

Nevada	001-32491	11–2238111
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4401 First Avenue, Brooklyn, New York 11232-0005

 (Address of Principal Executive Office) (Zip Code)

(718) 832-0800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,452,716 shares of common stock, par value $0.001 per share, outstanding at September 2, 2008

i

PART I — FINANCIAL INFORMATION

ii

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008	October 31, 2007
	(unaudited)	(audited)
- ASSETS -
CURRENT ASSETS:
Cash	$767,783	$890,649
Commodities held at broker	986,941	3,468,530
Accounts receivable, net of allowance for doubtful accounts of $127,464 and $136,781 for 2008 and 2007, respectively	6,567,245	7,130,467
Inventories	4,718,773	4,472,097
Prepaid expenses and other current assets	283,393	502,240
Prepaid and refundable taxes	322,812	236,406
Deferred income tax asset	850,000	279,000
TOTAL CURRENT ASSETS	14,496,947	16,979,389

Property and equipment, at cost, net of accumulated depreciation of $4,878,850 and $4,542,490 for 2008 and 2007, respectively	2,901,232	2,651,960
Deposits and other assets	513,692	765,368
TOTAL ASSETS	$17,911,871	$20,396,717

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,958,568	$6,791,690
Line of credit	2,328,562	897,191
Income taxes payable	-	9,161
TOTAL CURRENT LIABILITIES	8,287,130	7,698,042

Deferred income tax liabilities	64,000	145,000
Deferred compensation payable	414,212	351,332
TOTAL LIABILITIES	8,765,342	8,194,374

MINORITY INTEREST	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,452,716 shares outstanding for 2008 and 5,514,930 shares outstanding in 2007	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	2,091,245	4,946,467
Less: Treasury stock, 77,114 and 14,900 common shares, at cost for 2008 and 2007, respectively	(277,269)	(76,677)
TOTAL STOCKHOLDERS’ EQUITY	9,146,529	12,202,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,911,871	$20,396,717

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July, 31
	2008	2007	2008	2007
NET SALES	$50,730,554	$40,794,292	$17,598,572	$13,964,807

COST OF SALES	47,927,963	34,581,004	15,002,037	12,027,277

GROSS PROFIT	2,802,591	6,213,288	2,596,535	1,937,530

OPERATING EXPENSES:
Selling and administrative	4,282,961	4,270,646	1,363,607	1,360,846
Writedown of amount due from dissolved joint venture	–	242,000	–	–
Officers’ salaries	461,076	384,302	161,376	149,853
TOTALS	4,744,037	4,896,948	1,524,983	1,510,699

INCOME (LOSS) FROM OPERATIONS	(1,941,446)	1,316,340	1,071,552	426,831

OTHER INCOME (EXPENSE)
Interest and dividend income	49,253	102,226	5,594	35,650
Equity in loss from dissolved joint venture	–	(91,340)	–	2,600
Writedown of investment in dissolved joint venture	–	(33,000)	–	–
Management fee income	–	12,026	–	–
Interest expense	(95,740)	(87,530)	(34,307)	(31,124)
TOTAL OTHER INCOME (EXPENSE)	(46,487)	(97,618)	(28,713)	7,126

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAX EXPENSE AND MINORITY INTEREST IN SUBSIDIARY	(1,987,933)	1,218,722	1,042,839	433,957

Benefit from (provision for) income tax expense	679,623	(198,493)	(490,326)	(58,443)

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,308,310)	1,020,229	552,513	375,514

Minority interest in loss of subsidiary	(2,344)	(981)	(1,254)	(4,858)

NET INCOME (LOSS)	(1,310,654)	1,019,248	551,259	370,656

Retained earnings-beginning	4,946,467	4,009,151	1,539,986	4,657,743
Dividends	(1,544,568)	–	–	–

RETAINED EARNINGS - ENDING	$2,091,245	$5,028,399	$2,091,245	$5,028,399

Basic and diluted earnings (loss) per share	$(.24)	$.18	$.10	$.07

Weighted average common shares outstanding:
Basic	5,485,136	5,528,708	5,461,242	5,528,708
Diluted	5,485,136	5,528,708	5,461,242	5,528,708

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,310,654)	$1,019,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,134	272,058
Bad debts	-	31,195
Writedown of amount due from dissolved joint venture	-	242,000
Loss from dissolved joint venture	-	91,340
Writedown of investment in dissolved joint venture	-	33,000
Deferred income taxes	(652,000)	(236,600)
Impairment loss	-	31,892
Changes in operating assets and liabilities:
Commodities held at broker	2,481,589	546,805
Accounts receivable	563,222	1,226,060
Inventories	(246,676)	(982,758)
Prepaid expenses and other current assets	218,847	(24,326)
Prepaid and refundable income taxes	(86,406)	269,592
Accounts payable and accrued expenses	(833,122)	(905,595)
Due from dissolved joint venture	-	(388,372)
Deposits and other assets	(47,628)	(197,370)
Income taxes payable	(9,161)	27,756
Deferred compensation payable	62,880	95,048
Net cash provided by operating activities	541,025	1,150,973

INVESTING ACTIVITIES:
Purchases of property and equipment	(352,446)	(234,291)
Net cash used in investing activities	(352,446)	(234,291)

FINANCING ACTIVITIES:
Advances under bank line of credit	46,023,524	36,771,879
Principal payments under bank line of credit	(44,592,153)	(36,640,270)
Payment of dividend	(1,544,568)	-
Purchase of treasury stock	(200,592)	(62,748)
Net cash provided by (used) in financing activities	(313,789)	68,861

MINORITY INTEREST	2,344	981

NET INCREASE (DECREASE) IN CASH	(122,866)	986,524

Cash, beginning of year	890,649	1,112,165

CASH, END OF PERIOD	$767,783	$2,098,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$84,143	$35,530
Income taxes paid	$23,249	$132,506

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
The Company utilized its deposit for the purchase of machinery and equipment	$296,960	$328,388

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

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006.  GCC is in the same business as the Company.  The Company also exercises control of GCC.  As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

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

BASIS OF PRESENTATION:

The condensed consolidated financial information as of July 31, 2008 and for the nine and three-month periods ended July 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2007, filed with the SEC on April 1, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2008, and results of operations for the nine and three months ended July 31, 2008 and 2007 and cash flows for the nine months ended July 31, 2008 and 2007, as applicable, have been made. The results of operations for the nine and three months ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC.  The equity method of accounting was used to record the Company’s share of the loss in CLR for the nine and three months ended July 31, 2007.  All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

NOTE   3   -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities will be effective November 1, 2008.  The Company will be evaluating the impact of the adoption of this statement on its non financial assets and liabilities during the first quarter of fiscal 2009.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company is currently evaluating the impact of adopting  SFAS No. 159 on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  Prior to the issuance of SFAS 162, hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact adoption of SFAS No. 162 may have on the consolidated financial statements, if any.

NOTE   4   -

CAFÉ LA RICA, LLC - JOINT VENTURE

The following represents condensed financial information of CLR as of July 31, 2007 and for the nine months then ended.

Sales	$700,127
Expenses	$882,807
Net loss	(182,680)
Company’s share of net loss	$(91,340)

During the nine months ended July 31, 2007, the Company wrote-down the amount due from joint venture by $242,000 and wrote-down its investment in joint venture by $33,000 as a result of the Company’s plans to dissolve CLR.  CLR was dissolved on October 17, 2007, so no condensed financial information is presented as of July 31, 2008 and for the nine and three months then ended.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE   5   -

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances.  The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The allowances are summarized as follows:

	July 31, 2008 (unaudited)	October 31, 2007 (audited)
Allowance for doubtful accounts	$92,464	$92,464
Reserve for sales discounts	35,000	44,317
Totals	$127,464	$136,781

NOTE   6   -

INVENTORIES:

Inventories consisted of the following:

	July 31, 2008 (unaudited)	October 31, 2007 (audited)
Packed coffee	$1,191,818	$1,233,457
Green coffee	2,764,030	2,379,212
Packaging supplies	762,925	859,428
Totals	$4,718,773	$4,472,097

NOTE   7   -

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are marked to market with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.  The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $986,941 and $3,468,530 at July 31, 2008 and October 31, 2007, respectively, which includes unrealized losses of $66,797 at July 31, 2008 and unrealized gains of $335,750 at October 31, 2007.  The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in cost of sales and not reflected as a net amount in a separate component of shareholders’ equity.

At July 31, 2008 the Company did not have any options.  At July 31, 2007, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at a price of $1.20 per pound including the value of the option.  The fair market value of these options, which was obtained from a major financial institution, was $189,375 at July 31, 2007.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At July 31, 2008, the Company held 145 futures contracts maturing in September for the purchase of 5,437,500 pounds of coffee at a weighted average price of $1.38 per pound.  The market price of coffee applicable to such contracts was $1.39 per pound at that date.  The Company also held 22 futures contracts maturing in December for the purchase of 825,000 pounds of coffee at a weighted average price of $1.45 per pound.  The market price of coffee applicable to such contracts was $1.43 per pound at that date.

At July 31, 2007, the Company held 199 futures contracts for the purchase of 7,462,500 pounds of coffee at a weighted price of $1.15 per pound.  The market price of coffee applicable to such contracts was $1.14 per pound at that date.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded realized and unrealized gains and losses, which are included in cost of sales and due from commodities held at broker, for the three and nine months ended July 31, 2008 and 2007, respectively, on these contracts as follows:

	Three Months Ended July 31,
	2008 (unaudited)	2007 (unaudited)
Gross realized gains	$863,100	$1,561,329
Gross realized losses	$(732)	$(493,452)
Unrealized (losses) and gains	$63,248	$(69,252)
	$925,616	$998,625

	Nine Months Ended July 31,
	2008 (unaudited)	2007 (unaudited)
Gross realized gains	$2,408,401	$2,726,166
Gross realized losses	$(2,569,475)	$(793,064)
Unrealized (losses) and gains	$(402,546)	$98,302
	$(563,620)	$2,031,404

NOTE   8   -

LINE OF CREDIT:

The Company has a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,000,000 with a maturity date of October 31, 2008.  The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 1.95%, or 4.41% as of July 31, 2008 (the rate was LIBOR plus 1.95%, or 6.66%, as of October 31, 2007), and requires the Company to comply with various financial covenants.  As of July 31, 2008 and October 31, 2007, the Company was in compliance with all financial covenants.  As of July 31, 2008 and October 31, 2007, the borrowings under the line of credit were $2,328,562 and $897,191, respectively.

NOTE   9   -

INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company did not record a valuation allowance at July 31, 2008 and October 31, 2007 since the net deferred tax asset is expected to be realized.  The income tax benefit/(provision) represents the actual tax for the period plus or minus the change during the period in deferred tax assets and liabilities.  During the nine months ended July 31, 2008, the Company’s net deferred tax asset increased as a result of the Company’s net operating loss generated during the nine months ended July 31, 2008 and is expected to be realized in the future to reduce taxable income.

NOTE   10   -

EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  The only potential dilutive common shares outstanding pertain to the 70,000 warrants, which were not included in the diluted earnings calculation since the Company incurred a loss for the nine months ended July 31, 2008.  These warrants were excluded for the diluted earnings per share for the three months ended July 31, 2008 because of the antidilutive impact created by the exercise price of $6.00 per warrant being greater than the average market price per common share during the period.  The following weighted average number of shares was used for the computation of basic and diluted earnings (loss) per share.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July, 31
	2008	2007	2008	2007
Net Income (Loss)	$(1,310,654)	$1,019,248	$551,259	$370,656

BASIC EARNINGS:
Weighted average number of common
Shares outstanding	5,485,136	5,528,708	5,461,242	5,528,708

Basic earnings (loss) per common share	$(.24)	$.18	$.10	$.07

DILUTED EARNINGS:
Weighted average number of common
Shares outstanding	5,485,136	5,528,708	5,461,242	5,528,708
Warrants – common stock equivalents	0	0	0	0

Weighted average number of common
Shares outstanding – as adjusted	5,485,136	5,528,708	5,461,242	5,528,708

Diluted earnings (loss) per common share	$(.24)	$.18	$.10	$.07

NOTE   11   -

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s results of operations or financial position in future periods.

NOTE   12   -

ECONOMIC DEPENDENCY:

For the nine months ended July 31, 2008, approximately 34% and 8% of the Company’s sales were derived from two customers.  Sales to these customers were approximately $17,661,000 and $4,253,000, respectively.  The corresponding accounts receivable from these customers at July 31, 2008 were approximately $1,017,000 and $275,000, respectively.

For the nine months ended July 31, 2007, approximately 26% and 13% of the Company’s sales were derived from two customers.  Sales to these customers were approximately $10,775,000 and $5,220,000 and the corresponding accounts receivable at July 31, 2007 from these customers were approximately $770,000 and $480,000, respectively.

For the nine months ended July 31, 2008, approximately 41% and 7% of the Company’s purchases were from two vendors.  Purchases from these vendors were approximately $20,035,000 and $3,750,000 and the corresponding accounts payable to these vendors at July 31, 2008 were approximately $946,000 and $148,000, respectively.

For the nine months ended July 31, 2007, approximately 32% and 14% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $11,000,000 and $5,000,000 and the corresponding accounts payable to these vendors at July 31, 2007 were approximately $1,055,000 and $419,000, respectively.

In addition, an employee of one of these vendors is a director of the Company.  Purchases from that vendor totaled approximately $20,035,000 and $11,000,000 for the nine months ended July 31, 2008 and 2007, respectively.  The corresponding accounts payable balance to this vendor were approximately $946,000 at July 31, 2008 and $943,000 at October 31, 2007.  Management does not believe that the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE   13   -

WARRANTS FOR PURCHASE OF COMMON STOCK:

The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering which concluded on June 16, 2005 of the Company’s common stock.  Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering.  The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at an exercise price of $6.00 per share.  The fair value of these warrants were credited to additional paid in capital.  The warrants are exercisable for a period of five (5) years and contain provisions for cashless exercise, anti-dilution and piggyback registration rights.

NOTE   14   -

TREASURY STOCK AND DIVIDENDS:

The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the Last in, First out method.  During the nine months ended July 31, 2008, the Company purchased 62,214 shares for $200,592.

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

In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own 60% of the joint venture and are the exclusive supplier of its coffee inventory.  We believe that the Generations Coffee joint venture allows us to bid on the private label gourmet whole bean business we had not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  Generations had approximately $301,000 and $93,000 in net sales for the nine and three month periods ended July 31, 2008, respectively.  At July 31, 2008, Generations had nine accounts, four of which made Generations the exclusive supplier for their fast growing and highly visible organic coffee programs.

As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, we increased the number of our customers in all three areas.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies.  The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve ounce valve bags as well.  These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.  Our first production run was in February 2008 and our Entenmann’s coffee products began appearing in supermarkets in the Northeast during mid-March 2008.  Although sales of Entenmann’s coffee products started slowly, as the products are stocked on more shelves and our promotional activities increase, we expect greater consumer awareness and increased sales.

Our net sales are affected by the price of green coffee.  We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November.  However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee.  Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.  However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo) remains near its highest level in the last eight years.  We initiated a price increase on most roasted products of $0.10 per pound in late fiscal 2007 which took effect in fiscal 2008.  During the beginning of calendar 2008, prices of Arabica and Robusta coffee continued to rise, increasing over 20% in a few weeks time.  These price appreciations have negatively impacted our profit margins for a significant portion of our business.  Early in 2008, we again initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers.  Although, due to their timing, these price increases did not have a positive impact during our first two fiscal quarters of 2008, we anticipate that they will have a positive impact going forward.  While Arabica and Robusta prices fell slightly in March and April of 2008, Robusta prices remain at historically high levels.  In addition, the recent volatility in the markets had prevented us from successfully implementing our hedging strategies during the past quarter.  However, we were able to use our hedging strategy to reduce our cost of sales in the third quarter of fiscal 2008.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline or increase significantly in a very short period of time.  In addition, we generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.  For the nine months ended July 31, 2008, we incurred net losses on options and futures contracts of $563,620.  We believe these losses resulted from a surge in commodities prices due to the weaker U.S. dollar and a significant increase in market speculation.  According to Commodities Futures Trading Commission tracking data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008.  As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls.  We believe that increased regulatory scrutiny has driven speculators out of the market.   We do not expect future trading losses going forward and incurred gains of $925,616 for the three months ended July 31, 2008.

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

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible would increase our operating loss by approximately $66,000.

•

Inventories are stated at cost (determined on a first-in, first-out basis).  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional writedowns of inventories may be required.  Each additional one percent of potential inventory write-down would have increased operating loss by approximately $47,000 for the three months ended July 31, 2008.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of July 31, 2008 of approximately $786,000 could require a valuation allowance if we do not remain profitable.

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

Comparison of Results of Operations for the Three Months Ended July 31, 2007 and 2008

Net Income.  We had a net income of $551,259, or $0.10 per share (basic and diluted), for the three months ended July 31, 2008 compared to net income of $370,656, or $0.07 per share (basic and diluted), for the three months ended July 31, 2007.  The increase in net income primarily reflects increased net sales, which resulted in an increase in gross profit.

Net Sales.  Net sales totaled $17,598,572 for the three months ended July 31, 2008, an increase of $3,633,765, or 26.0%, from $13,964,807 for the three months ended July 31, 2007.  The increase in net sales reflects both increased amounts of green coffee, branded coffee and private label coffee sold as well as increased sales prices compared to the third quarter of fiscal 2007.  The increase in net sales also reflects the price increases we implemented in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 in response to higher green coffee prices.

Cost of Sales.  Cost of sales for the three months ended July 31, 2008 was $15,002,037 or 85.2% of net sales, as compared to $12,027,277 or 86.1% of net sales for the three months ended July 31, 2007.  The increase in cost of sales primarily reflects the increased cost of green coffee.  Green coffee purchases increased $3,718,299 from $10,418,016 to $14,136,315 due to higher green coffee prices and private label and green coffee sales volumes.  Net gains on options and futures contracts, a component of cost of sales, equaled $925,616 for the third quarter of fiscal 2008 compared to net gains of $998,625 for the third quarter of fiscal 2007.

Gross Profit.  Gross profit increased $659,005 to $2,596,535 for the three months ended July 31, 2008 from $1,937,530 for the three months ended July 31, 2007.  Gross profit as a percentage of net sales increased to 14.8% for the three months ended July 31, 2008 from 13.9% for the three months ended July 31, 2007.  The increase in our margins reflects cost cutting initiatives implemented in the third quarter and increased focus on sales to our more profitable customers.  We initiated price increases in response to higher green coffee prices in early 2008 and have been able to obtain price concessions from most of our customers.  These prices began to have a positive impact beginning in the third quarter of 2008.  While green coffee prices remain at historically high levels, we have been able to fully pass the price increases on to our customers and maintain our margins for all products other than our Café Caribe brand.

Operating Expenses.  Total operating expenses increased by $14,284, or 0.95%, to $1,524,983 for the three months ended July 31, 2008 from $1,510,699 for the three months ended July 31, 2007.  The increase in operating expenses was due to an increases in selling and administrative expense of $2,761 and officers’ salaries of $11,523.  The increase in selling and administrative expenses mainly reflects increases of approximately $16,000 as we implemented a 401(k) match for our employees, $13,000 in travel expenses, $12,000 in utilities, $9,000 in packaging and development and minor increases in other categories, partially offset by decreases of $21,000 in professional service, $17,000 in shipping costs, $14,000 in insurance and $14,000 in real estate taxes.  The increase in travel expenses reflected increased travel to promote our Entenmanns’s coffee products outside of the New York market.  The increase in utilities reflected higher roasting output and the increased cost of natural gas.  Packaging and development costs increased due to the introduction of our Entenmanns’s coffee product line and the addition of one large private label account.  The decrease in professional services expense reflects litigation costs associated with Café La Rica during the first quarter of fiscal 2007. Shipping costs decreased due to increased sales to our large green coffee customers who pay the shipping expenses for product they purchase from us.  Insurance costs decreased due to the change in coverage regarding trucks that were sold.  Lower real estate taxes reflected a benefit of the New York enterprise zone.  The increase in officers’ salaries reflects the increase in salary of our CEO effective during the fourth quarter of 2007.

Other Expense.  Other expense increased by $35,839 to $28,713 for the three months ended July 31, 2008 compared to other income of $7,126 for the three months ended July 31, 2007.  Interest and dividend income decreased by $30,056 and interest expense remained relatively unchanged during the quarter compared to the same period in 2007.  The decrease in interest and dividend income resulted from the decreased amount held at broker.

Income Taxes.  Our provision for income taxes for the three months ended July 31, 2008 totaled $490,326 compared to a provision of $58,443 for the three months ended July 31, 2007.  The increase reflects higher net income for the quarter.

Comparison of Results of Operations for the Nine Months Ended July 31, 2007 and 2008

Net Loss.  We had a net loss of $1,310,654, or $0.24 per share (basic and diluted), for the nine months ended July 31, 2008 compared to net income of $1,019,248, or $0.18 per share (basic and diluted), for the nine months ended July 31, 2007.  The net loss reflects increased coffee prices and hedging losses when the price of coffee surged to a ten year high and subsequently collapsed during a 45 day period in February and March of 2008.

Net Sales.  Net sales totaled $50,730,554 for the nine months ended July 31, 2008, an increase of $9,936,262, or 24.4%, from $40,794,292 for the nine months ended July 31, 2007.  The increase in net sales reflects both increased amounts of green coffee, branded coffee and private label coffee sold as well as increased sales prices compared to the nine months ended July 31, 2007.  The increase in net sales also reflects the price increases we implemented in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008.  We were forced to implement these price increases because sharp increases in the coffee commodity market over the past couple of years has increased the amount we pay for coffee beans.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2008 was $47,927,963 or 94.5% of net sales, as compared to $34,581,004 or 84.8% of net sales for the nine months ended July 31, 2007.  The increase in cost of sales primarily reflects the increased cost of green coffee and losses on options and futures contracts.  Green coffee purchases increased $10,904,592 from $29,592,686 to $40,497,278 due to higher green coffee prices and private label and green coffee sales volumes.  Net losses on options and futures contracts, a component of cost of sales, totaled $563,620 for the nine months ended July 31, 2008 compared to net gains of $2,031,404 for the nine months ended July 31, 2007.  We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation.  According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008.  As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls.   We believe that increased regulatory scrutiny has driven speculators out of the market.  We do not expect future trading losses going forward.  The increase in cost of sales as a percentage of net sales reflects both higher green coffee prices which could not fully be passed along to customers through sales price increases and net losses on options and futures contracts.

Gross Profit.  Gross profit decreased by $3,410,697 from $6,213,288 for the nine months ended July 31, 2007 to $2,802,591 for the nine months ended July 31, 2008.  Gross profit as a percentage of net sales decreased to 5.5% for the nine months ended July 31, 2008 from 15.2% for the nine months ended July 31, 2007.  The decrease in our margins is attributable to higher green coffee prices that we were unable to pass on to our customers as well as net losses on options and futures contracts.

During the beginning of calendar 2008, prices of Arabica and Robusta coffee rose over 20% in a few weeks time.  We initiated price increases in response to these conditions and have been able to obtain price concessions from most of our customers.  These price increases began to have a positive impact going forward beginning in the third quarter of 2008.  While green coffee prices remain at historically high levels, we have been able to pass the price increases on to our customers and maintain our margins for all products other than our Café Caribe brand.  In addition, when national brands rolled back recent price increases during the second fiscal quarter of 2008, we were left with inventories that we sold at low profit levels.  We have now sold approximately 95% of our poorly priced inventories and believe that margins will improve going forward as a result.

Operating Expenses.  Total operating expenses decreased by $152,911, or 3.1%, to $4,744,037 for the nine months ended July 31, 2008 from $4,896,948 for the nine months ended July 31, 2007.  The decrease in operating expenses primarily reflects a $242,000 write-down of amount due from Café La Rica during the nine months ended July 31, 2007 and no corresponding write-down during the corresponding period in 2008.  Selling and administrative expenses increased by $12,315 and officers’ salaries increased by $76,774.  The increase in selling and administrative expenses mainly reflects increases of approximately $161,000 in utilities, $24,000 for our 401(k) match for our employees, $22,000 in travel expenses, and $18,000 in packaging and development, partially offset by decreases of $105,000 in professional service, $60,000 in shipping costs, $36,000 in insurance and $20,000 in licenses and fees.  The increase in utilities reflected higher roasting output and the increased cost of natural gas.  The increase in travel expenses reflected increased travel to promote our Entenmann’s coffee products outside of the New York market.  Packaging and development costs increased due to the introduction of our Entenmann’s coffee product line and the addition of one large private label account.  The decrease in professional services expense reflects litigation costs associated with Café La Rica during the first quarter of fiscal 2007. Shipping costs decreased due to increased sales to our large green coffee customers who pay the shipping expenses for product they purchase from us.  Insurance costs decreased due to the change in coverage regarding trucks that were sold.  Licenses and fees decreased due to the licensing fees paid in July 2007 in connection with our licensing agreement with Entenmann’s.  The increase in officers’ salaries reflects the increase in the salary of our CEO effective during the fourth quarter of 2007.

Other Expense.  Other expense decreased by $51,131 to $46,487 for the nine months ended July 31, 2008 compared to $97,618 for the nine months ended July 31, 2007.  The major components of other expense, interest and dividend income and interest expense, decreased by $52,973 and increased by $8,210, respectively, during the first nine months of fiscal 2008 compared to fiscal 2007.  However, we incurred expense of $91,340 during the nine months ended July 31, 2007, which constituted our share of the loss incurred by our Café La Rica joint venture.  We also wrote-down $33,000 of our investment in Café La Rica during that period.  Because Café La Rica was dissolved effective October 17, 2007, we incurred neither of those expenses or management fee income during the nine months ended July 31, 2008.

Income Taxes.  Our benefit for income taxes for the nine months ended July 31, 2008 totaled $679,623 compared to a provision of $198,493 for the nine months ended July 31, 2007.  The change was attributable to a loss from operations during the nine months ended July 31, 2008 compared to income from operations during the same period in 2007.

Liquidity and Capital Resources

As of July 31, 2008, we had working capital of $6,209,817 which represented a $3,071,530 decrease from our working capital of $9,281,347 as of October 31, 2007, and total stockholders’ equity of $9,146,529, which decreased by $3,055,814 from our total stockholders’ equity of $12,202,343 as of October 31, 2007.  Our working capital decreased primarily due to a decrease of $2,481,589 in commodities held at broker, a $1,431,371 increase in line of credit borrowings and a $563,222 decrease in accounts receivable, partially offset by a $571,000 increase in our deferred income tax asset and a $833,122 decrease in accounts payable.  At July 31, 2008, the outstanding balance on our line of credit was $2,328,562 compared to $897,191 at October 31, 2007.  Total stockholders’ equity at July 31, 2008 decreased due to a decrease in retained earnings as a result of our net loss for the nine month period, the payment of a cash dividend $0.28 per share in February 2008 and the repurchase of 62,214 shares of our outstanding common stock this fiscal year at a cost of $200,592.

As of July 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc.  This line of credit is for a maximum $4,000,000, expires on October 31, 2008 and requires monthly interest payments at a rate of LIBOR plus 1.95%.  This loan is secured by a blanket lien on all of our assets.  The credit facility contains covenants that place restrictions on our operations.  Among other things, these covenants and the personal guarantees of two of the Company’s officers/shareholders:  require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender.  These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed.  In addition, if we default under our existing credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.  As of July 31, 2008, we were in compliance with all financial covenants.

For the nine months ended July 31, 2008, our operating activities provided net cash of $541,025 as compared to the nine months ended July 31, 2007 when net cash provided by operating activities was $1,150,973.  The decreased cash flow from operations for the nine months ended July 31, 2008 was primarily due to our net loss during the period.

For the nine months ended July 31, 2008, our investing activities used net cash of $352,446 as compared to the nine months ended July 31, 2007 when net cash provided in investing activities was $234,291.  During each of the nine month periods ended July 31, 2008 and July 31, 2007, all of the net cash used in investing activities related to purchases of property and equipment.

For the nine months ended July 31, 2008, our financing activities used net cash of $313,789 as compared to the nine months ended July 31, 2007 when net cash provided by financing activities was $68,861.  The increased cash used in financing activities reflects increased payments under our bank line of credit, partially offset by increased cash advances under our line of credit, the payment of a cash dividend of $0.28 per share in February 2008 and repurchases of our common stock.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At July 31, 2008, our debt consisted of $2,328,562 of variable rate debt under our revolving line of credit.  At July 31, 2008, interest on the variable rate debt was payable at 4.41% (or 1.95% above the one-month LIBOR rate) for the revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of hedging and minimizing the effects of changing green coffee prices, as further explained in Note 7 of the notes to condensed consolidated financial statements in this report.  At July 31, 2008, we did not hold any options.  In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  At July 31, 2008, we held 145 futures contracts maturing in September 2008 for the purchase of 5,437,500 pounds of coffee at an average price of $1.38 per pound.  The market price of coffee applicable to such contracts was $1.39 per pound at that date.  We also held 22 futures contracts maturing in 2008 for the purchase price of 825,000 pounds of coffee at an average price of $1.45 per pound.  The market price of coffee applicable to such contracts was $1.43 per pound on that date.

The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits.  However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.  Increased green coffee prices cause our margins to shrink to the extent we are unable to pass the full amount of increase through to our customers.  We incurred losses of $563,620 on options and futures contracts during the nine months ended July 31, 2008.  We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation.  According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008.  As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls.  We believe that increased regulatory scrutiny has driven speculators out of the market and we do not expect future trading losses going forward.  We incurred gains of $925,616 for the three months ended July 31, 2008.  We believe our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression during a time of historically high coffee prices.

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

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended July 31, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
May 1, 2008 through May 31, 2008	20,300	$2.24	20,300	206,567
June 1, 2008 through June 30, 2008	–	–	–	206,567
July 1, 2008 through July 31, 2008	7,200	$1.97	7,200	199,367
Total	27,500	$2.16	27,500	199,367

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

None.

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

September 10, 2008