Form 10-K
period 2008-10-31
COFFEE HOLDING CO INC
filed 2009-01-29
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————

COFFEE HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-00588-NY	11-2238111
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4401 First Avenue, Brooklyn, New York  11232-0005

(Address of principal executive offices)(Zip Code)

 (718) 832-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐ No  ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the American Stock Exchange on December 31, 2008, was $1,864,597.

As of December 31, 2008, the registrant had 5,428,702 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2008, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

ITEM 1.          BUSINESS

3

ITEM 1A.        RISK FACTORS

10

ITEM 1B.       UNRESOLVED STAFF COMMENTS

16

ITEM 2.           PROPERTIES

16

ITEM 3.           LEGAL PROCEEDINGS

16

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

17

ITEM 6.           SELECTED FINANCIAL DATA

18

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION

18

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE

24

ITEM 9A.        CONTROLS AND PROCEDURES

24

ITEM 9B.       OTHER INFORMATION

25

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

26

ITEM 11.         EXECUTIVE COMPENSATION

26

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

26

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                       INDEPENDENCE

26

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

26

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

27

SIGNATURES

28

F-1

PART I

ITEM 1.

BUSINESS

General Overview

Products and Operations. We are an integrated wholesale coffee roaster and dealer in the United States. Our core products can be divided into three categories:

•

Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

•

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

•

Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

Our private label and branded coffee products are sold throughout the United States and Canada to supermarkets, wholesalers, and individually owned and multi-unit retail customers. Our unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold to specialty gourmet roasters.

We conduct our operations in accordance with strict freshness and quality standards. All of our private label and branded coffees are produced from high quality coffee beans that are deep roasted for full flavor using a slow roasting process that has been perfected utilizing our more than thirty years of experience in the coffee industry. In order to ensure freshness, our products are delivered to our customers within 72 hours of roasting. We believe that our long history has enabled us to develop a loyal customer base.

We were founded and incorporated in New York State in 1971 and have been a family operated business for over 35 years. In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation. In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange under the symbol “JVA.” Our fiscal year ends on October 31.

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

In April 2006, the Company and Caruso's Coffee of Brecksville, Ohio formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own 60 %of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.

Positioned to Profitably Grow Through Varying Cycles of the Coffee Market.  We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points. While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

•

Retail branded coffee;

•

Mainstream retail private label coffee

•

Specialty retail coffees both private label and branded

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

Wholesale Green Coffee Market Presence. As a large roaster/dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 129% from 150 to 344. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast. In addition, although we do not have any formalized, material agreements or long-term contracts with it, we have a 17-year relationship with Green Mountain Coffee Roasters, our largest wholesale green coffee customer. In 2007, we added two green coffee salespersons in Florida and Oregon to enable us to further grow our green coffee business in the southern and western United States. These salespersons are responsible for adding approximately 95 new customers. Our 35-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry. We have been a family operated business for three generations. Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 26 and 28 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

In April 2006, we entered into a joint venture with Caruso’s Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which engages in the roasting, packaging and sale of private label specialty coffee products. We believe this joint venture will allow us to successfully bid on and compete for specialty private label coffee opportunities which we were not operationally set up to compete for in the past.

In July 2007, we entered into a licensing agreement with Entenmann’s Products, Inc., which gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long-term success of this arrangement.

Grow Our Café Caribe and Café Supremo Products. The Hispanic population in the United States is growing at nine times the average rate and now represents the largest minority demographic in the United States. We believe there is significant opportunity for our Café Caribe and Café Supremo brands to gain market share among Hispanic consumers in the United States. Café Caribe, which has historically been our leading brand by revenue, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers. Café Supremo is a specialty espresso coffee which is priced for the more price sensitive Hispanic espresso coffee drinker.

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

•

Instant cappuccinos and hot chocolates; and

•

Tea line products.

Develop Our Food Service Business. We plan to expand further into the food service business by developing new distribution channels for our products. Currently, we have a limited presence in the food service market. In 2003, we began marketing our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers. In addition, we have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers. We attend at least four annual trade shows held by various buying groups, which provide us a national audience to market our food service products.

Our Core Products

Our core products can be divided into three categories:

•

Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

•

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

•

Branded Coffee: coffee roasted and blended to our own specifications and sold under our seven proprietary and licensed brand names in different segments of the market.

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

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2008, we supplied coffee under approximately 422 different labels to wholesalers and retailers, including Supervalu and C&S Wholesale, two of the largest grocery wholesalers in North America according to Private Label Magazine. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in Brooklyn, New York, La Junta, Colorado, and Brecksville, Ohio.  We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually owned stores throughout the United States.

We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W, IL CLASSICO, and Entenmann’s trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level. For further information regarding our trademark rights, see “Business-Trademarks.”

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

•

Via Roma is an Italian espresso targeted at the more traditional espresso drinker; and

•

Il CLASSICO is an S&W brand espresso product; and

•

Our Entenmann's line of coffee products consists of three canned coffees and six different bagged coffees, each of which is made from superior quality 100% Arabica Specialty Coffee beans that represent less than 10% of all coffee beans grown in the world.

Other Products

We also offer several niche products, including:

•

trial-sized mini-brick coffee packages;

•

specialty instant coffees;

•

instant cappuccinos and hot chocolates; and

•

tea line products.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.43 to $1.73. The price for coffee beans on the commodities market as of October 31, 2008 was $1.13 per pound. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price. Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee. Our Cleveland Facility operated by Generations Coffee is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. In fiscal 2008, approximately 97% all of our green coffee purchases were from ten suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $24.2 million, or 42% of our total product purchases. An employee of Rothfos Corporation is one of our directors. Another of these suppliers, Atlantic (USA) Inc., accounted for approximately $4.5 million, or 10% of our total product purchases. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline or increase significantly in a very short period of time. In addition, we would generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability. See “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risks.”

Trademarks

We hold trademarks, registered with the United States Office of Patent and Trademark, for all five of our proprietary coffee brands and an exclusive license for S&W, IL CLASSICO, and Entenmann’s brands for sale in the United States. Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations. We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to Green Mountain Coffee Roasters. Sales to Green Mountain Coffee Roasters accounted for approximately $23.6 million, or 32% of our net sales for the fiscal year ended October 31, 2008 and $14.4 million, or 25%, for the fiscal year ended October 31, 2007, respectively.

Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we would remain exposed to loss when prices change significantly in a short period of time, and we would remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts.

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

•

For over 14 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee–growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

•

We are members of Grounds for Health, an organization that educates, screens, and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

•

We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade helps small coffee farmers to increase their incomes and improve the prospects of their communities and families. It guarantees farmers a minimum price of $1.25 per pound or twelve cents above the current market price.

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

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business. Our 35-plus years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of our two green coffee salespersons in Florida and Oregon will allow us to compete more effectively throughout the country.

Private Label Competition. There are several major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitors are The Kroger Co.

and the former retail coffee division of Sara Lee Corporation, which was recently purchased by Segafredo Zanetti Group. Both The Kroger Co. and the former retail coffee Sara Lee division are larger and have more financial and other resources than we do and therefore are able to devote more resources to product development and marketing. We believe that we remain competitive by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities. In addition, we provide our private label customers with information on the coffee market on a regular basis.

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc. (owner of the Maxwell House brand), Smuckers (owner of the Folgers brand) and the former retail coffee division of Sara Lee Corporation, which was recently purchased by Segafredo Zanetti Group, who also market specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years. In addition, our relationship with Entenmann’s resulted in Entenmanns’s entry into the coffee business being voted as the second best brand extension of 2007 by Brandweek.com.

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

Employees

We have 87 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain a good working relationship with our employees. To supplement our internal sales staff, we sometimes use independent national and regional sales brokers who work on a commission basis.

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

global economic conditions;

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

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices. In addition, during the latter half of fiscal 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on futures contracts are accounted for in cost of sales. Gains on futures contracts reduce cost of sales and losses on futures contracts increase cost of sales. Although we had net gains on futures contracts for the year ended October 31, 2007, we have incurred losses on futures contracts during some past reporting periods, including fiscal year 2008. Such losses could materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

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

Our revenues and profitability could be adversely affected if our joint ventures are not successful. In March 2006, we entered into a joint venture with Coffee Bean Trading-Roasting LLC and formed Café La Rica, LLC. The joint venture engaged in the roasting, packaging and sale of the Café La Rica brand coffee and other branded and food service coffee products in Miami, Florida. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, which engages in the roasting, packaging and sale of private label specialty coffee products. To date, Generations Coffee Company has engaged in limited operations. During 2007, Café La Rica incurred a loss of $182,680. The joint venture was dissolved in October of 2007, resulting in an aggregate loss to Coffee Holding since inception of $494,112 on our investment and outstanding trade receivables and advances. While we believe that the Generations Coffee Company joint venture will be successful, losses in this joint venture would hurt our profitability.

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

The loss of any of our key customers could negatively affect our revenues and decrease our earnings. We are highly dependant upon sales of our private label and branded coffee to two wholesalers and one retailer and upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters. Sales to Green Mountain Coffee Roasters accounted for approximately 32% of our net sales for the year ended October 31, 2008.

Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods. We do not have long-term contracts with these or any of our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to, customers such as Green Mountain Coffee Roasters or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Since we rely heavily on common carriers to ship our coffee on a daily basis, any disruption in their services or increase in shipping costs could adversely affect our relationship with our customers, which could result in reduced revenues, increased operating expenses, a loss of customers or reduced profitability. We rely on a number of common carriers to deliver coffee to our customers and to deliver coffee beans to us. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes and other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner, which could reduce our revenues and adversely affect our relationship with our customers. In addition, a delay in shipping could require us to contract with alternative, and possibly more expensive, common carriers and could cause orders to be cancelled or receipt of goods to be refused. Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

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

A worsening of the United States economy could materially adversely affect our business. Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic downturn. This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products, or otherwise implement our business strategy. For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business. If the current economic situation deteriorates significantly, our business could be negatively impacted.

If we are unable to obtain additional financing, we may not be able to fund and grow our operations. We anticipate, but cannot assure you, that we will be able to expand our operations and implement our growth strategy through cash provided by operating activities and borrowings under the credit facility with Sterling National Bank. Our line of credit with Merrill Lynch expires on February 28, 2009. We currently have a commitment from Sterling National Bank to replace our existing credit facility. The credit facility will be a revolving line of credit for a maximum of $5 million with the company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility will be payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility would be three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility will be secured by all tangible and intangible assets of the company and will be personally guaranteed by Andrew Gordon and David Gordon.

In the event that our new line of credit is not finalized or that our financial performance is not sufficient to permit advances under our line of credit facility, we may be required to seek additional financing. We cannot assure you that additional financing will be available to us on commercially reasonable terms, or at all. If we are not successful in obtaining additional financing, we might not be able to fund our operations or implement our expansion plans.

The credit facility with Sterling National Bank will contain covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under the credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Risk Factors Related to the Coffee Industry

Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit. Green coffee is our largest single cost of sales. Coffee is a traded commodity and, in general, its price can fluctuate depending on:

•

weather patterns in coffee-producing countries;

•

economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;

•

foreign currency fluctuations; and

•

trade regulations and restrictions between coffee-producing countries and the United States.

If the cost of wholesale green coffee increases due to any of these factors, our margins could decrease and our profitability could suffer accordingly. Cyclical swings in commodity markets are common and 2008 was an especially volatile year, with the price of coffee climbing to record levels until mid-year, then declining with most other commodity markets in the second half of calendar 2008. It is expected that coffee prices will remain volatile in the coming years. Although we have historically attempted to raise the selling prices of our products in response to increases in the price of wholesale green coffee, when wholesale green coffee prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and cash flow. We may not be able to recover any future increases in the cost of wholesale green coffee. Even if we are able to recover future increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

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

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability. The coffee markets in which we do business are highly competitive and competition in these markets is likely to become increasingly more intense due to the relatively low barriers to entry. The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees. These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), The Kroger Co., and Smuckers (owner of the Folgers brand), have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion. In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale. If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

We lease a 7,500 square foot warehouse located at 4425A First Avenue in Brooklyn from T & O Management. T & O Management is not affiliated with us or any of our officers, directors or stockholders. We pay annual rent of $180,000 under the terms of the lease, which expires on December 31, 2011.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, New York. We pay annual rent of $114,000 under the terms of the lease, which expires on October 31, 2023.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange under the symbol “JVA.” On February 28, 2008, we paid a special dividend in the amount of $0.28 per share. We have not declared or paid any other dividends on our common stock during the last two fiscal years. We do not intend to pay dividends for the foreseeable future. At December 31, 2008, there were 372 holders of record of an aggregate of 5,428,702 shares of our common stock issued and outstanding.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended October 31, 2008:

Period	Total number Of shares repurchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
August 1, 2008 – August 31, 2008	600	$2.11	600	198,777
September 1, 2008 – September 30, 2008	—	—	—	—
October 1, 2008 – October 31, 2008	6,600	$1.69	6,600	192,177
Total	7,200	$1.73	7,200	192,177

———————

(1)

On April 13, 2007, our Board of Directors authorized a stock repurchase plan pursuant to which we could repurchase up to 276,491 shares (5% of our common stock outstanding as of April 12, 2007) in either open market or private transactions. The stock repurchase plan is not subject to an expiration date.

The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2007
1st Quarter	$5.00	$3.80
2nd Quarter	$4.25	$3.50
3rd Quarter	$5.94	$3.85
4th Quarter	$5.45	$4.30
	2008
1st Quarter	$5.25	$3.83
2nd Quarter	$4.60	$2.36
3rd Quarter	$2.58	$1.98
4th Quarter	$3.09	$1.23

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data
Net sales	$71,186	$57,365	$51,171	$41,545	$28,030
Cost of sales	68,762	49,071	43,576	33,876	20,928
Gross profit	2,424	8,294	7,595	7,669	7,102
Operating expenses	6,363	6,842	6,231	5,698	5,400
Income (loss) from operations	(3,939)	1,452	1,364	1,971	1,702
Other income (expense)	(86)	(90)	(68)	(60)	(134)
Income (loss) before income taxes	(4,025)	1,362	1,296	1,911	1,568
Provision (benefit) for income taxes	(1,430)	418	602	726	693
Minority interest	(2)	(7)	(6)	––	––
Net income (loss)	$(2,597)	$937	$700	$1,185	$875
Net income (loss) per share – Basic and diluted	$(0.47)	$0.17	$0.13	$0.25	$0.22

	At October 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$21,002	$20,397	$18,982	$16,545	$10,914
Short-term debt	3,522	897	2,543	1,064	3,048
Long-term debt	––	––	––	––	6
Total liabilities	13,151	8,194	7,640	5,904	7,918
Shareholders’ equity	7,847	12,202	11,342	10,642	2,996
Book value per share	$1.44	$2.05	$2.05	$1.92	$0.75

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

the macro global economic environment;

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, including equipment and a roasting facility in La Junta, Colorado. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers. In April 2006, we entered into a joint venture with Caruso's Coffee of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own 60% of the joint venture and are the exclusive supplier of its coffee inventory. We believe that the Generations Coffee joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, we increased the number of our customers in all three areas.

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

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, coffee crops in Brazil, which produces one-third of the world’s green coffee, are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales. However, the average indicator price for Robusta coffee, the main component for our leading espresso brands (Café Caribe and Café Supremo), is still at a historically high level.

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

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

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would increase our operating loss by approximately $91,000 for the year ended October 31, 2008.

•

Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have increased operating loss by approximately $50,000 for the year ended October 31, 2008.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of October 31, 2008 of $837,877 may require a valuation allowance if we do not generate taxable income.

Year Ended October 31, 2008 (Fiscal 2008) Compared to the Year Ended October 31, 2007 (Fiscal 2007)

Net Loss. We had a net loss of ($2,597,294), or ($0.47) per share (basic and diluted) for the year ended October 31, 2008 compared to net income of $937,316 or $.17 per share (basic and diluted) for the year ended October 31, 2007. The decrease in net income primarily reflects hedging losses when the price of coffee surged to a ten year high and subsequently collapsed during February and October 2008.

Net Sales. Net sales totaled $71,186,312 for the year ended October 31, 2008, an increase of $13,820,472 or 24.1% from $57,365,840 for the year ended October 31, 2007. The increase in net sales reflects a 7.5% increase in coffee pounds sold from 36.5 million pounds in 2007 to 39.2 million pounds in 2008. The increase in pounds of coffee sold is the result of increased sales of our branded, private label and specialty green coffees. Sales of our flagship Hispanic espresso brands, Café Caribe and Café Supremo, increased once again. The number of our customers in the specialty green coffee area grew approximately 22.4% to 344 customers. These customers are predominately independent gourmet/specialty roasters, some of whom own their own retail outlets. Sales to new customers in this area historically start slowly because many of these companies are start up ventures. Because the specialty green coffee area is the fastest growing segment of the coffee market, we believe that our customer base and sales will grow in this area. Higher coffee prices during 2008 also contributed to the increase in net sales.

Cost of Sales. Cost of sales for the year ended October 31, 2008 was $68,762,310 or 96.6% of net sales, as compared to $49,071,384 or 85.5% of net sales for the year ended October 31, 2007. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects higher green coffee prices and losses on options and futures contracts. Green coffee purchases increased $13,740,062 from $43,301,605 to $57,041,667 due to the increase in green coffee prices and private label and green coffee sales volumes.  Fiscal 2008 was a year of increased prices and volatility in the green coffee markets, especially the London Robusta market which accounts for approximately one-third of our coffee purchases.  Net losses on options and futures contracts, a component of cost of sales, totaled $3,068,450 for the year ended October 31, 2008 compared to net gains of $2,692,020 for the year ended October 31, 2007. We believe these losses resulted from a surge in commodities prices due to the U.S. weaker dollar and a significant increase in market speculation. According to Commodities Futures Trading Commission data, index funds almost doubled their positions in agricultural contracts from January 2006 though April 2008. As a result, fundamental players in the commodities markets lacked the liquidity necessary to maintain their positions due to margin calls.  We believe that increased regulatory scrutiny as well as risk aversion has begun to drive speculators out of the market. We do not expect future trading losses going forward. The increase in cost of sales as a percentage of net sales also reflects higher green coffee prices which could not fully be passed along to customers through sales price increases.

Gross Profit. Gross profit for the year ended October 31, 2008 was $2,424,002, a decrease of $5,870,454 from $8,294,456 for the year ended October 31, 2007. Gross profit as a percentage of net sales decreased to 3.41% for the year ended October 31, 2008 from 14.45% for the year ended October 31, 2007. The decrease in our margins is attributable to higher green coffee prices that we were unable to pass on to our customers as well as net losses on options and futures contracts.

Operating Expenses. Total operating expenses decreased $479,828 or 7% to $6,362,534 for the year ended October 31, 2008 from $6,842,362 for the fiscal year ended October 31, 2007 due to decreases in selling and administrative expenses and a decrease of $192,860 in a write-down in amounts due from our Café La Rica joint venture (which was dissolved in October 2007 after settlement of the litigation). In consideration for the dismissal with prejudice of all defendants to the litigation and the release of all claims and counterclaims, Café La Rica paid $269,000 in cash to Coffee Holding and returned to Coffee Holding the brick pack machine originally contributed to Café La Rica by Coffee Holding. Selling and administrative expenses decreased $312,329 or 5.2% to $5,714,032 for the year ended October 31, 2008 from $6,026,361 for 2007. The decrease in selling and administrative expenses reflects several factors, including decreases of approximately $66,000 in shipping costs, $94,000 in office salaries,

$106,000 in repairs and maintenance, and $259,000 in professional fees, partially offset by increases of $57,000 in insurance, $68,000 in utilities, $30,000 in office expenses and $37,000 of travel and entertainment.

Shipping costs decreased due to increased sales to our large green coffee customers who pay the shipping expenses for product they purchase from us. The decrease in office salaries was due to the streamlining of our support staff. Coffee Holding continued to invest in upgrading its equipment, thereby reducing the costs of repairs and maintenance. The decrease in professional services expense reflects litigation costs associated with Café La Rica during the first quarter of fiscal 2007. Insurance costs increased due to an increase to the cost of workers compensation coverage. The increase in utilities reflected higher roasting output and the increased cost of natural gas. The increase in office expenses is a result of the larger volume of sales activity. The increase in travel expenses reflected increased travel to promote our Entenmann’s coffee products outside of the New York market.

Other Expense. Other expense decreased $3,490 or 3.9% from $90,037 for the year ended October 31, 2007 to $86,547 for the year ended October 31, 2008. The decrease was attributable to a $75,460 decrease in interest and other income, a decrease of $33,000 in a write-down of our investment and a decrease of $91,340 in the loss from the Café La Rica joint venture, a decrease of $12,000 in management fee income earned from providing administrative services to Café La Rica and an increase in interest expense of $32,827.

Loss Before Taxes and Minority Interest in Subsidiary. We had a loss of ($4,025,079) before income taxes and minority interest in subsidiary for the year ended October 31, 2008 compared to income of $1,362,057 for the year ended October 31, 2007. The decrease was primarily attributable to increased prices of green coffee and our losses on option and futures contracts.

Income Taxes. Our benefit for income taxes for the year ended October 31, 2008 totaled $1,430,110 compared to a provision of $418,175 for the year ended October 31, 2007. The change was attributable to a loss from operations for the year ended October 31, 2008 compared to income from operations during the same period in 2007. Net operating losses aggregating $3,316,000 are available for carryback to the two preceding fiscal years and any unused loss may be carried forward for twenty years expiring in fiscal year ending October 31, 2028. Included in prepaid and refundable taxes is $703,123, which represents the amount of the refund receivable due to the carryback of the net operating loss to fiscal years ended October 31, 2007 and 2006.

Liquidity and Capital Resources

As of October 31, 2008, we had working capital of $5,012,299, which represented a $4,343,595 decrease from our working capital of $9,355,894 as of October 31, 2007, and total stockholders’ equity of $7,847,423 which decreased by $4,354,920 from our total stockholders’ equity of $12,202,343 as of October 31, 2007. Our working capital decreased primarily due to a decrease of $3,126,261 in commodities held at broker, a $2,625,016 increase in line of credit borrowings, a $2,402,981 increase in accounts payable, partially offset by a $1,937,330 increase in net accounts receivable, a $574,457 increase in inventories and an increase in our deferred, refundable and prepaid taxes of $1,434,406. At October 31, 2008, the outstanding balance on our line of credit was $3,522,207 compared to $897,191 at October 31, 2007. Total stockholders’ equity decreased due to a decrease in retained earnings as a result of our net loss for the fiscal year and the payment of a cash dividend $0.28 per share in February 2008 and the repurchase of 69,414 shares of our outstanding common stock this fiscal year at a cost of $213,058.

As of October 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,500,000, expires on January 31, 2009 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets. The credit facility contains covenants that place restrictions on our operations. Among other things, these covenants: require us to maintain certain financial ratios; require us to maintain a minimum net worth; and prohibit us from merging with or into other companies, acquiring all or substantially all of the assets of other companies, or selling all or substantially all of our assets without the consent of the lender.

On January 28, 2009, we entered into a financing commitment letter with Sterling National Bank. Under the terms of the letter, Sterling National Bank has committed to establish a credit facility to refinance our existing credit facility with Merrill Lynch Business Financial Services, Inc. and to provide for our working capital requirements. The credit facility will be a revolving line of credit for a maximum of $5 million with the company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility will be payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility would be three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility will be secured by all tangible and intangible assets of the company and will be personally guaranteed by Andrew Gordon and David Gordon.

The credit facility with Sterling National Bank will contain covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under the credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Sterling National Bank's obligation to close the credit facility will be conditioned upon, among other things, the absence of any material adverse change in the business, assets, liabilities, operations, financial condition or prospects of the company between October 31, 2008 and the closing date, the absence of any material default by the company of its obligations or its compliance with any applicable legal requirements at the time of closing, receipt of opinions of counsel to the lender that the loan documents are legal, binding and enforceable in accordance with their terms and that the lender has a perfected security interest in all assets of the company, completion of a pre-closing audit of the company by the lender and the receipt by the lender of all applicable governmental waivers and consents and landlord waivers and consents. If the credit facility is not finalized, we may not have the ability to implement our business plan or fund our operations.

For the year ended October 31, 2008 our operating activities used net cash of $443,259 as compared to the year ended October 31, 2007 when net cash provided by operating activities was $2,153,667. The decreased cash flow from operations for the year ended October 31, 2008 was primarily due to our net loss of $2,597,294, a $1,974,905 increase in accounts receivable and an increase in inventories of $574,457, partially offset by an increase in accounts payable of $2,402,981 and a reduction in prepaid expenses of $239,144.

For the year ended October 31, 2008, our investing activities used net cash of $351,482 as compared to the year October 31, 2007 when net cash used by investing activities was $659,382. The decrease in net cash used by investing activities for fiscal 2008 was due to the decrease in purchases of property and equipment.

For the year ended October 31, 2008, our financing activities provided net cash of $867,390, compared to net cash used in financing activities of $1,722,367 for the year ended October 31, 2007. The change in cash flow from financing activities for the year ended October 31, 2008 was primarily due to increased advances under our line of credit partially offset by the repurchase of outstanding common stock during the year, payment of dividends to our shareholders and partially offset by increased principal payments under the line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2009 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We also believe we could, if necessary, obtain additional loans by mortgaging our headquarters.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At October 31, 2008, our debt consisted of $3,522,007 of variable rate debt under our revolving line of credit. Our line of credit which was amended in October 2007 and currently provides for a maximum of $4,500,000, expires on

January 31, 2009 and requires monthly interest payments at a rate of LIBOR plus 1.95%. This loan is secured by a blanket lien on all of our assets.

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

At October 31, 2008, we did not hold any futures contracts. At October 31, 2007, we held 172 futures contracts for the purchase of 6,450,000 pounds of coffee at an average price of $1.23 per pound. The market price of coffee applicable to such contracts was $1.21 per pound at October 31, 2007.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-16 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes the Company’s President, Treasurer and Chief Executive Officer (who is the Company’s principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting. The management of Coffee Holding Co. is responsible for establishing and maintaining adequate internal control over financial reporting. Coffee Holding Co.'s internal control system is a process designed to provide reasonable assurance to Coffee Holding Co.'s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Coffee Holding Co.'s; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Coffee Holding Co.'s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Coffee Holding Co., Inc.'s management assessed the effectiveness of Coffee Holding Co.'s internal control over financial reporting as of October 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of October 31, 2008, Coffee Holding Co.'s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm. This annual report does not include an attestation report from our registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation pursuant to temporary rules of the SEC that permits the Company to provide only management’s report.

ITEM 9B.

OTHER INFORMATION

On January 28, 2009, we entered into a financing commitment letter with Sterling National Bank. Under the terms of the letter, Sterling National Bank has committed to establish a credit facility to refinance our existing credit facility with Merrill Lynch Business Financial Services, Inc. and to provide for our working capital requirements. The credit facility will be a revolving line of credit for a maximum of $5 million with the company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility will be payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility would be three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility will be secured by all tangible and intangible assets of the company and will be personally guaranteed by Andrew Gordon and David Gordon.

The credit facility with Sterling National Bank will contain covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions. These restrictions could adversely impact our ability to implement our business plan, or raise additional capital, if needed. In addition, if we default under the credit facility or if our lender demands payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Sterling National Bank's obligation to close the credit facility will be conditioned upon, among other things, the absence of any material adverse change in the business, assets, liabilities, operations, financial condition or prospects of the company between October 31, 2008 and the closing date, the absence of any material default by the company of its obligations or its compliance with any applicable legal requirements at the time of closing, receipt of opinions of counsel to the lender that the loan documents are legal, binding and enforceable in accordance with their terms and that the lender has a perfected security interest in all assets of the company, completion of a pre-closing audit of the company by the lender and the receipt by the lender of all applicable governmental waivers and consents and landlord waivers and consents. If the credit facility is not finalized, we may not have the ability to implement our business plan or fund our operations.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.

EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed below are filed as a part of this report. See Index to Financial Statements beginning on Page F-1.

Consolidated Financial Statements:

-

Index to Consolidated Financial Statements.

-

Report of Independent Registered Public Accountants.

-

Consolidated Balance Sheets as of October 31, 2008 and 2007.

-

Consolidated Statements of Operations - Years Ended October 31, 2008 and 2007.

-

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended October 31, 2008 and 2007.

-

Statements of Cash Flows - Years Ended October 31, 2008 and 2007.

-

Notes to Consolidated Financial Statements.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2009.

COFFEE HOLDING CO., INC.

By:	/s/ ANDREW GORDON
Andrew Gordon President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANDREW GORDON	President, Chief Executive Officer,	January 28, 2009
Andrew Gordon	Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)

/s/ DAVID GORDON	Executive Vice President –	January 28, 2009
David Gordon	Operations, Secretary and Director

/s/ GERARD DECAPUA	Director	January 28, 2009
Gerard DeCapua

/s/ DANIEL DWYER	Director	January 28, 2009
Daniel Dwyer

FINANCIALS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

F-2

CONSOLIDATED BALANCE SHEETS

F-3

CONSOLIDATED STATEMENTS OF OPERATIONS

F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors

Coffee Holding Co., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2008 and 2007 and the results of their operations and cash flows for each of the two years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ LAZAR LEVINE & FELIX, LLP
LAZAR LEVINE & FELIX, LLP

New York, New York

January 28, 2009

COFFEE HOLDING CO., INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2008 AND 2007

	2008	2007

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$963,298	$890,649
Commodities held at broker	342,269	3,468,530
Accounts receivable, net of allowances of $141,915 and $136,781 for 2008 and 2007, respectively	9,067,797	7,130,467
Inventories	5,046,554	4,472,097
Prepaid expenses and other current assets	284,900	502,240
Prepaid and refundable income taxes	1,025,935	236,406
Deferred income tax assets	923,877	279,000
TOTAL CURRENT ASSETS	17,654,630	16,979,389

Property and equipment, at cost, net of accumulated depreciation of $5,020,573 and $4,542,490 for 2008 and 2007, respectively	2,804,053	2,651,960
Deposits and other assets	542,893	766,268
TOTAL ASSETS	$21,001,576	$20,397,617

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,120,124	$6,717,143
Line of credit borrowings	3,522,207	897,191
Income taxes payable	––	9,161
TOTAL CURRENT LIABILITIES	12,642,331	7,623,495

Deferred income tax liabilities	86,000	145,000
Deferred rent payable	69,959	74,547
Deferred compensation payable	352,637	351,332
TOTAL LIABILITIES	13,150,927	8,194,374

MINORITY INTEREST	3,226	900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	––	––
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,445,516 shares outstanding for 2008 and 5,514,930 shares outstanding in 2007	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	804,605	4,946,467
Less: Treasury stock, 84,314 and 14,900 common shares, at cost in 2008 and 2007	(289,735)	(76,677)
TOTAL STOCKHOLDERS' EQUITY	7,847,423	12,202,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,001,576	$20,397,617

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
NET SALES	$71,186,312	$57,365,840

COST OF SALES	68,762,310	49,071,384

GROSS PROFIT	2,424,002	8,294,456

OPERATING EXPENSES:
Selling and administrative	5,714,032	6,026,361
Writedown of amount due from dissolved joint venture	––	192,860
Bad debt expense	37,575	38,990
Officers' salaries	610,927	584,151
TOTALS	6,362,534	6,842,362

INCOME (LOSS) FROM OPERATIONS	(3,938,532)	1,452,094

OTHER INCOME (EXPENSE)
Interest income	46,209	131,537
Other income	9,331	––
Equity in loss from dissolved joint venture	––	(91,340)
Management fee income	––	12,026
Writedown of investment in dissolved joint venture	––	(33,000)
Interest expense	(142,087)	(109,260)
TOTALS	(86,547)	(90,037)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	(4,025,079)	1,362,057

Benefit (provision) for income taxes	1,430,110	(418,175)

INCOME (LOSS) BEFORE MINORITY INTEREST	(2,594,969)	943,882

Minority interest in loss of subsidiary	(2,325)	$(6,566)

NET INCOME (LOSS)	$(2,597,294)	$937,316

Basic and diluted earnings (loss) per share	$(.47)	$.17

Weighted average common shares outstanding:
Basic	5,476,173	5,525,408
Diluted	5,476,173	5,595,408

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2008 AND 2007

	Common Stock		Treasury Stock		Additional Paid - in Capital	Retained Earnings	Total
	$.001 Par Value
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, 10/31/06	5,529,830	$5,530	––	$––	$7,327,023	$4,009,151	$11,341,704

Treasury stock at cost	(14,900)	––	14,900	(76,677)	––	––	(76,677)

Net income	––	––	––	––	––	937,316	937,316

Balance, 10/31/07	5,514,930	5,530	14,900	(76,677)	7,327,023	4,946,467	12,202,343

Treasury stock at cost	(69,414)	––	69,414	(213,058)	––	––	(213,058)

Dividend	––	––	––	––	––	(1,544,568)	(1,544,568)

Net loss	––	––	––	––	––	(2,597,294)	(2,597,294)

Balance, 10/31/08	5,445,516	$5,530	84,314	$(289,735)	$7,327,023	$804,605	$7,847,423

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(2,597,294)	$937,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	541,204	383,216
Writeoff of leasehold improvements	––	38,918
Bad debt expense	37,575	38,990
Deferred rent	(4,588)	(4,588)
Deferred income taxes	(703,877)	74,700
Loss from dissolved joint venture	––	91,340
Writedown of investment in dissolved joint venture	––	33,000
Writedown of amount due from dissolved joint venture	––	192,860
Minority interest	2,326	6,566
Changes in operating assets and liabilities:
Commodities held at broker	3,126,261	861,959
Accounts receivable	(1,974,905)	(634,609)
Inventories	(574,457)	(1,572,554)
Prepaid expenses and other current assets	239,144	(173,696)
Prepaid and refundable income taxes	(789,529)	65,597
Due from dissolved joint venture	––	(110,505)
Deposits, other assets and other	(138,939)	(45,027)
Accounts payable and accrued expenses	2,402,981	1,967,589
Income tax payable	(9,161)	9,161
Net cash provided by (used in) operating activities	(443,259)	2,160,233

INVESTING ACTIVITIES:
Purchases of property and equipment including equipment deposit	(341,982)	(659,382)
Security deposits	(9,500)	––
Net cash used in investing activities	(351,482)	(659,382)

FINANCING ACTIVITIES:
Advances under bank line of credit	60,576,960	49,127,817
Principal payments under bank line of credit	(57,951,944)	(50,773,507)
Payment of dividend	(1,544,568)	––
Purchase of treasury stock	(213,058)	(76,677)
Net cash provided by (used in) financing activities	867,390	(1,722,367)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,649	(221,516)
Cash and cash equivalents, beginning of year	890,649	1,112,165
CASH AND CASH EQUIVALENTS, END OF YEAR	$963,298	$890,649
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$127,082	$117,758
Income taxes paid	$33,477	$287,480

The accompanying notes are an integral part of these consolidated financial statements.

NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2007, the Company received equipment valued at $275,761 originally contributed to the now dissolved joint venture.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

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

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and GCC. In 2007, the equity method of accounting was used to record the Company’s share of the loss in CLR. All significant inter-company balances and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The allowances are summarized as follows:

	2008	2007
Allowance for doubtful accounts	$92,464	$92,464
Reserve for sales discounts	49,451	44,317
Totals	$141,915	$136,781

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $342,269 and $3,468,530, at October 31, 2008 and 2007, respectively, net of unrealized losses of $251,881 at October 31, 2008 and unrealized gains of $335,751 at October 31, 2007. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount in a separate component of shareholders’ equity.

At October 31, 2008, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $1.275 per pound. The fair market value of these options, which was obtained from major financial institutions, was $288,375 at October 31, 2008. The Company did not hold any options at October 31, 2007.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At October 31, 2008, the Company did not hold any future contracts. At October 31, 2007, the Company held 172 future contracts for the purchase of 6,450,000 pounds of coffee at a weighted average price of $1.16 per pound. The market price of coffee applicable to such contracts was $1.21 per pound.

Included in cost of sales for the years ended October 31, 2008 and 2007, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2008	2007
Gross realized gains	$2,759,642	$3,873,097
Gross realized (losses)	$(5,240,461)	$(1,158,222)
Unrealized (losses)	$(587,631)	$(22,855)
	$(3,068,450)	$2,692,020

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $60,631 and $62,174, for the years ended October 31, 2008 and 2007, respectively.

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

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

On November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of November 1, 2007 and at October 31, 2008, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of November 1, 2007 and October 31, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

STOCK OPTIONS:

Effective November 1, 2005, the Company accounts for any stock options in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock – Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to November 1, 2005, the Company accounted for any stock options in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense would have been recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. (See Note 11).

EARNINGS (LOSS) PER SHARE:

The Company presents “basic’ and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

The weighted average common shares outstanding used in the computation of basic earnings per share was 5,476,173 and 5,525,408 at October 31, 2008 and 2007, respectively. The weighted average common shares outstanding used in the computation of diluted earnings per share was 5,476,173 and 5,595,408 at October 31, 2008 and 2007, respectively. Diluted loss per share for the year ended October 31, 2008 is the same as basic loss per share. Since the effects of the calculation were anti-dilutive due to the fact that the Company incurred a net loss for the period. On a common share equivalent basis, 70,000 warrants have been excluded from the per share computations, for the year ended December 31, 2008.

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

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Slotting fees: Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The cost of these fees is recognized at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are characterized as a reduction of revenue.

Discounts: The cost of these discounts are estimated and recognized at the date of the sale. These amounts are included in the determination of net sales.

Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions. Under incentive programs of this nature, the Company records the cost of the rebate when it is taken by the reseller. These amounts are included in the determination of net sales.

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

SHIPPING AND HANDLING FEES AND COSTS:

In accordance with EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs”, revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,450,000 and $1,517,000 for the years ended October 31, 2008 and 2007, respectively is included in selling and administrative expenses.

RECLASSIFICATIONS:

Prior year financial statements have been reclassified to conform with current year’s presentation. These reclassifications have no impact on net income.

NOTE  3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY: (Continued)

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its consolidated financial statements.

NOTE  4 – FORMATION/DISSOLUTION OF JOINT VENTURE - CAFÉ LA RICA, LLC:

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

In February 2007, the Company and CBT commenced litigation against each other alleging breaches of certain agreements and responsibilities. The Company also requested an orderly winding up of CLR’S business and the liquidation of assets. On October 17, 2007, the Company and CBT dissolved CLR. The Company received cash in the amount of $269,000 and equipment valued at book value of $275,761 as settlement toward its outstanding trade receivables and advances and return on its original investment. As a result, the Company wrote off the remaining balance due from the joint venture of $192,860 and the remaining balance in the investment in the joint venture of $33,000, during fiscal 2007.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  4 – FORMATION/DISSOLUTION OF JOINT VENTURE - CAFÉ LA RICA, LLC: (Continued)

The following represents condensed financial information of Café La Rica, LLC for the period November 1, 2006 to October 17, 2007, the date of dissolution.

2007
Sales	$745,620
Expenses	928,300
Net loss	$(182,680)
Company’s share of net loss	$(91,340)

NOTE  5 – INVENTORIES:

Inventories at October 31, 2008 and 2007 consisted of the following:

	2008	2007
Packed coffee	$1,135,700	$1,233,457
Green coffee	3,147,572	2,379,212
Packaging supplies	763,282	859,428
Totals	$5,046,554	$4,472,097

NOTE  6 – PROPERTY AND EQUIPMENT:

Property and equipment at October 31, 2008 and 2007 consisted of the following:

	Estimated Useful Life	2008	2007
Building and improvements	30 years	$1,536,991	$1,399,398
Machinery and equipment	7 years	5,723,855	5,157,392
Automobile	3 years	––	84,925
Furniture and fixtures	7 years	422,780	411,735
		7,683,626	7,053,450
Less, accumulated depreciation		5,020,573	4,542,490
		2,663,053	2,510,960
Land		141,000	141,000
		$2,804,053	$2,651,960

Depreciation expense totaled $541,204 and $383,216 for the years ended October 31, 2008 and 2007, respectively.

NOTE  7 – LINE OF CREDIT:

The Company had a financing agreement with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”) for a line of credit of up to $4,500,000. The line of credit is secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, requires monthly interest payments at a rate of LIBOR plus 1.95%, (6.10% at October 31, 2008 and 6.66% at October 31, 2007), and requires the Company to comply with various financial covenants. This agreement matured on October 31, 2008 and on November 4, the bank notified the Company that they had elected not to renew the line of credit. The bank offered the Company an extension in which to repay the outstanding principal and accrued interest until February 28, 2009. As of October 31, 2008 and 2007, the Company had $3,522,207 and $897,191 of principal outstanding under this line of credit agreement.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  7 – LINE OF CREDIT: (Continued)

On January 27, 2009, subsequent to the balance sheet date, the Company accepted a commitment letter from Sterling National Bank establishing a $5 million credit facility. Borrowings under this three year revolving credit facility would be based on eligible accounts receivable and inventory. The Company would also be required to maintain certain financial covenants. Borrowings under the revolving credit facility will be used to repay the outstanding principal and accrued interest under the Merrill Lynch line of credit with the excess being available for working capital purposes.

NOTE  8 – INCOME TAXES:

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Accounts receivable	$55,000	$72,000
Deferred compensation	136,000	136,000
Unrealized loss	97,000	––
Net operating loss	579,877	––
Inventory	56,000	71,000

Total current deferred tax asset	$923,877	$279,000

Deferred tax liabilities:
Unrealized gains	$––	$129,700
Fixed assets	86,000	15,300

Total non-current deferred tax liabilities	$86,000	$145,000

The fiscal 2008 net operating loss of $3,316,000 is available for carryback to the two preceding fiscal years and any unused loss may be carried forward for twenty years expiring in fiscal year ending October 31, 2028. Included in prepaid and refundable taxes is $703,123, which represents the amount of the refund receivable due to the carryback of the net operating loss to fiscal years ended October 31, 2007 and 2006.

The Company’s provision (benefit) for income taxes in 2008 and 2007 consisted of the following:

	2008	2007
Current
Federal	$(14,175)	$278,564
State and local	(9,135)	64,911
	(23,310)	343,475
Deferred
Federal	(1,149,000)	$59,500
State and local	(257,800)	15,200
	(1,406,800)	74,700
Income tax expense	$(1,430,110)	$418,175

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  8 – INCOME TAXES: (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2008		2007
Federal income tax statutory rate
State income taxes	$(1,368,527)	34%	$463,099	34%
Refundable taxes	(61,583)	2%	58,482	7%
Other, net	––		(89,000)	(6%)
	––		(14,406)	(1%)
Effective tax rate	$(1,430,110)	36%	$418,175	31%

NOTE  9 – COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

a)

The Company occupies warehouse facilities, in Brooklyn, New York under an operating lease, which expires on December 31, 2011, at a monthly rental of $15,000. The lease requires the Company to pay utilities and other maintenance expenses. Rent charged to operations amounted to $180,000 for both 2008 and 2007.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

b)

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.

c)

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, New York. This lease, which is at a monthly rental of $9,500 beginning November 2008, expires on October 31, 2023 and includes annual rent increases.

The aggregate minimum future lease payments as of October 31, 2008 for each of the next five years and thereafter are as follows:

October 31,
2009	$394,092
2010	397,512
2011	401,036
2012	253,453
2013	227,154
Thereafter	2,638,602
$4,311,850

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company’s consolidated financial statements in subsequent years.

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $60,470 and $60,375 for 2008 and 2007, respectively.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  10 – CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, commodities held at broker and trade accounts receivable. The Company maintains its cash and cash equivalents in bank and brokerage accounts, the balances of which, at times, may exceed Federal insurance limits. Although at October 31, 2008 and 2007 the Company did have cash balances that exceeded the Federal insurance limits, they have not experienced any losses in such accounts and monitor the soundness of the financial institutions on a periodic basis. The net balance of the Company’s investments in derivative financial instruments also represents commodities held at broker. Exposure to credit risk is reduced by placing such deposits and investments with major financial institutions and monitoring their credit ratings.

Approximately 32% of the Company’s sales were derived from one customer in 2008. This customer also accounted for approximately $907,000 of the Company’s accounts receivable balance as of October 31, 2008. Approximately 25% and 13% of the Company’s sales were derived from two customers in 2007. Those customers also accounted for approximately $824,000 and $436,000 of the Company’s account receivable balance at October 31, 2007. Concentration of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company; by ongoing credit evaluations of customers; and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

NOTE  11 – STOCK OPTION PLAN:

On February 10, 1998, the Company’s stockholders consented to the adoption of the Company’s stock option plan (the “Plan”) whereby incentive and/or non-incentive stock options for the purchase of up to 2,000,000 shares of the Company’s common stock may be granted to the Company’s directors, officers, other key employees and consultants. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). On June 21, 2004, the plan was amended to reduce the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 800,000, subject to adjustment for stock splits, stock dividends, reorganizations, mergers, recapitalizations or other capital adjustments. Through October 31, 2008 no options have been granted under the Plan since its inception.

NOTE  12 – MAJOR VENDORS/RELATED PARTY:

During fiscal 2008, 87% of the Company’s purchases were from ten vendors. One of these vendors accounted for 38% of total purchases. This vendor accounted for approximately $1,282,000 of the Company’s accounts payable at October 31, 2008.

During fiscal 2007, 83% of the Company’s purchases were from ten vendors. Two of these vendors accounted for 31% and 14% of total purchases, respectively. These two vendors accounted for approximately $943,000 and $450,000 of the Company’s accounts payable at October 31, 2007, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $24,241,000 and $15,418,000 in 2008 and 2007, respectively. This vendor accounted for approximately $1,282,026 and $942,576 of the Company’s accounts payable at October 31, 2008 and 2007, respectively. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 13 – NON-QUALIFIED DEFERRED COMPENSATION PLAN:

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan (CEO). Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation liability at October 31, 2008 and 2007 was $352,637 and $351,332, respectively.

COFFEE HOLDING CO., INC.AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE  14 – STOCKHOLDERS’ EQUITY:

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

TREASURY STOCK:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the Last in, First out method. The Company purchased 69,414 shares for $213,058 and 14,900 shares for $76,677 during 2008 and 2007, respectively.

DIVIDENDS:

The Company paid a dividend of $1,544,568 on February 28, 2008 to all shareholders of record as of January 31, 2008.

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

10.14

Amended and Restated Employment agreement by and among Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008).

10.15

Amended and Restated Employment agreement by and among Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to the Coffee Holding Co., Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008).

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

10.20

Letter Agreement by and between Merrill Lynch Commercial Finance Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008).

11.1	Calculation of Earnings Per Share.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.