Form 10-Q
period 2009-01-31
COFFEE HOLDING CO INC
filed 2009-03-12
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,428,702 shares of common stock, par value $0.001 per share, outstanding at March 3, 2009

PAGE

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets January 31, 2009 and October 31, 2008

1

Condensed Consolidated Statements of Income  Three Months Ended January 31, 2009
and 2008 (unaudited)

2

Condensed Consolidated Statements of Cash Flows Three Months Ended January 31, 2009
and 2008 (unaudited)

3

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4.        Controls and Procedures.

14

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

16

Item 1A.     Risk Factors.

16

Item 2.        Unregistered Sales of Equity in Securities and Use of Proceeds.

16

Item 3.        Defaults upon Senior Securities.

16

Item 4.        Submission of Matters to a Vote of Security Holders.

16

Item 5.        Other Information.

16

Item 6.        Exhibits.

16

Signatures

17

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2009 AND OCTOBER 31, 2008

	January 31, 2009	October 31, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,844,462	$963,298
Commodities held at broker	775,608	342,269
Accounts receivable, net of allowances of $141,915 for 2009 and 2008	8,025,381	9,067,797
Inventories	4,803,494	5,046,554
Prepaid expenses and other current assets	252,773	284,900
Prepaid and refundable income taxes	1,014,799	1,025,935
Deferred income tax assets	612,877	923,877
TOTAL CURRENT ASSETS	17,329,394	17,654,630

Property and equipment, at cost, net of accumulated depreciation of $5,161,629 and $5,020,573 for 2009 and 2008, respectively	2,730,321	2,804,053
Deposits and other assets	550,606	542,893
TOTAL ASSETS	$20,610,321	$21,001,576

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,839,811	$9,120,124
Line of credit borrowings	––	3,522,207
TOTAL CURRENT LIABILITIES	8,839,811	12,642,331

Line of credit borrowings	3,082,076	––
Deferred income tax liabilities	39,500	86,000
Deferred rent	77,236	69,959
Deferred compensation payable	331,932	352,637
TOTAL LIABILITIES	12,370,555	13,150,927

MINORITY INTEREST	4,674	3,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	––	––
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued for 2009 and 2008	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	1,196,406	804,605
Less: Treasury stock, 87,614 and 84,314 common shares, at cost for 2009 and 2008, respectively	(293,867)	(289,735)
TOTAL STOCKHOLDERS' EQUITY	8,235,092	7,847,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,610,321	$21,001,576

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
NET SALES	$18,857,870	$14,962,541

COST OF SALES	16,742,775	13,082,423

GROSS PROFIT	2,115,095	1,880,118

OPERATING EXPENSES:
Selling and administrative	1,256,831	1,378,924
Officers’ salaries	149,849	161,377
TOTALS	1,406,680	1,540,301

INCOME FROM OPERATIONS	708,415	339,817

OTHER INCOME (EXPENSE):
Interest income	2,265	24,271
Interest expense	(40,794)	(29,006)
TOTALS	(38,529)	(4,735)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	669,886	335,082

Provision for income taxes	276,636	142,051

INCOME BEFORE MINORITY INTEREST	393,250	193,031

Minority interest in loss of subsidiary	(1,449)	(10,766)

NET INCOME	$391,801	$182,265

Basic and diluted earnings per share	$.07	$.03

Weighted average common shares outstanding:
Basic and diluted	5,442,603	5,506,326

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net income	$391,801	$182,265
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized (gains) losses on options and futures	(130,636)	8,863
Depreciation and amortization	141,056	119,572
Deferred rent amortization	7,277	––
Deferred income taxes	264,500	(8,500)
Minority interest	1,449	10,766
Changes in operating assets and liabilities:
Commodities held at broker	(302,703)	376,796
Accounts receivable	1,042,416	1,587,124
Inventories	243,060	(237,416)
Prepaid expenses and other assets	32,127	18,591
Prepaid and refundable income taxes	11,136	127,694
Accounts payable and accrued expenses	(280,313)	(1,825,256)
Deposits and other assets	(28,419)	41,813
Net cash provided by operating activities	1,392,751	402,312

INVESTING ACTIVITIES:
Purchases of property and equipment	(67,324)	(107,965)
Net cash (used in) investing activities	(67,324)	(107,965)

FINANCING ACTIVITIES:
Advances under bank line of credit	14,919,844	14,282,082
Principal payments under bank line of credit	(15,359,975)	(14,290,020)
Purchase of treasury stock	(4,132)	(88,017)
Net cash (used in) financing activities	(444,263)	(95,955)

NET INCREASE IN CASH AND CASH EQUIVALENTS	881,164	198,392

Cash and cash equivalents, beginning of year	963,298	890,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,844,462	$1,089,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$51,879	$19,515
Income taxes paid	$––	$24,962

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

(UNAUDITED)

NOTE 1 -

BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States with limited sales in Canada, consisting of supermarkets, wholesalers, gourmet roasters and individually owned and multi - unit retailers.

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006. GCC is in the same business as the Company. The Company also exercises control of GCC. As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

NOTE 2 -

BASIS OF PRESENTATION:

The interim condensed consolidated financial information as of January 31, 2009 and for the three-month periods ended January 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2009, and results of operations and cash flows for the three months ended January 31, 2009 and 2008, as applicable, have been made. The results of operations for the three months ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of this statement with respect to the Company’s financial assets and liabilities did not have a material impact on the Company’s financial statements. The Company is evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The provisions of SFAS 159 were effective for the Company on November 1, 2008. The Company has decided not to change the measurement of any financial assets or liabilities.

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

NOTE 4 -

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The allowances are summarized as follows:

	January 31, 2009 (unaudited)	October 31, 2008 (audited)
Allowance for doubtful accounts	$92,464	$92,464
Reserve for sales discounts	49,451	49,451
Totals	$141,915	$141,915

NOTE 5 -

INVENTORIES:

Inventories at January 31, 2009 and October 31, 2008 consisted of the following:

	January 31, 2009 (unaudited)	October 31, 2008 (audited)
Packed coffee	$1,049,657	$1,135,700
Green coffee	2,877,064	3,147,572
Packaging supplies	876,773	763,282
Totals	$4,803,494	$5,046,554

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE 6 -

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $775,608 and $342,269, which includes unrealized losses of $121,245 and $251,881 at January 31, 2009 and October 31, 2008, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings (as a component of cost of sales) and not reflected as a  component of stockholders’ equity.

At January 31, 2009, the Company held 160 options (generally with terms of two months or less) covering an aggregate of 6,000,000 pounds of green coffee beans at a price of $1.20 per pound. The fair value of these options, was $344,000 at January 31, 2009.

At October 31, 2008, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at a price of $1.275 per pound. The fair value of these options, was $288,375 at October 31, 2008.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At January 31, 2009 and October 31, 2008, the Company did not hold any futures contracts.

Included in cost of sales for the three months ended January 31, 2009 and 2008, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2009 (unaudited)	2008 (unaudited)
Gross realized gains	$211,275	$1,145,109
Gross realized losses	(58,900)	(542,803)
Unrealized gains (losses)	130,636	(8,863)
	$283,011	$593,443

NOTE 7 -

LINE OF CREDIT:

As of January 31, 2009, the Company had a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,500,000. The line of credit was secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officer/shareholders, required monthly interest payments at a rate of LIBOR plus 1.95% (3.66% as of January 31, 2009 and 6.10% as of October 31, 2008) and required the Company to comply with various financial covenants. This agreement originally matured on October 31, 2008 and on November 4, the bank notified the Company that they had elected not to renew the line of credit. The bank offered the Company an extension in which to repay the outstanding principal and accrued interest until February 28, 2009. As of January 31, 2009 and October 31, 2008, the borrowings under the line of credit was $3,082,076 and $3,522,207, respectively.

On February 17, 2009, the Company entered into a Loan and Security Agreement with Sterling National Bank (the “Agreement”) for a new credit facility to provide for its working capital requirements. The credit facility is a revolving line of credit for a maximum of $5 million with the Company able to draw on the line at an amount up to 85% of eligible accounts receivable

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Interest on the credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by Andrew Gordon and David Gordon.

The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions.

NOTE 8 -

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

On November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2008 and for the year then ended as a result of implementing FIN 48. As of October 31, 2008 and January 31, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2008 and January 31, 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

NOTE 9 -

EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. On a common share equivalent basis 70,000 warrants have been excluded from the diluted earnings per share calculation due to the anti-dilution impact.

NOTE 10 -

ECONOMIC DEPENDENCY:

For the three months ended January 31, 2009, approximately 34% of the Company’s sales were derived from one customer. Sales to this customer were approximately $6,250,000 and the corresponding accounts receivable from this customer at January 31, 2009 was approximately $1,203,000.

For the three months ended January 31, 2008, approximately 34% and 13% of the Company’s sales were derived from two customers. Sales to these customers were approximately

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

$5,100,000 and $1,950,000 and the corresponding accounts receivable from these customers at January 31, 2008 was approximately $729,000 and $493,000, respectively.

For the three months ended January 31, 2009, approximately 22% and 12% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $3,364,000 and $1,877,000 and the corresponding accounts payable to these vendors at January 31, 2009 were approximately $468,000 and $554,000, respectively.

For the three months ended January 31, 2008, approximately 51% and 10% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $6,600,000 and $1,200,000 and the corresponding accounts payable to these vendors at January 31, 2008 were approximately $724,000 and $389,000, respectively.

An employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $3,364,000 and $6,600,000 for the three months ended January 31, 2009 and 2008, respectively. The corresponding accounts payable balance to this vendor was approximately $468,000 at January 31, 2009 and $1,282,000 at October 31, 2008. Management does not believe that the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 11 -

STOCKHOLDERS’ EQUITY:

(a) Warrants to Purchase Common Stock:

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

(b) Treasury Stock:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last in, first out method. During the three months ended January 31, 2009, the Company purchased 3,300 shares for $4,132.

(c) Dividends:

On February 28, 2008 the Company paid a cash dividend of $1,544,568 ($0.28 per share) to all shareholders of record as of January 31, 2008.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE 12 - FAIR VALUE MEASUREMENTS:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements” (“SFAS 157”) as of November 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs — Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its investment assets as follows:

Investments, at fair value—The Company investments, at fair value, consists of commodities securities—marked to market. The Company’s marketable securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of January 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities - Options	$775,608	$775,608	––	––
Total Assets	$775,608	$775,608	$––	$––

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note on Forward Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances, which occur after the date of this quarterly report.

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

Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the futures and options contracts that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

Recent Developments

We will be closing our manufacturing operations at our Brooklyn location on or about March 27, 2009. The majority of our processing will be moved to our Colorado facility with our Generations facility in Brecksville, Ohio becoming more involved with our everyday coffee purchasing. We have leased office and warehouse space located in Staten Island to house the corporate offices and serve as temporary storage of our product. We plan to sell the property located in Brooklyn in the near future. The sale of our Brooklyn property will enhance our already strong cash position and liquidity. We believe that these measures will reduce operating expenses, increase efficiencies and ultimately increase the profitability of our company.

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

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would decrease our operating income by approximately $81,000 for the quarter ended January 31, 2009.

•

Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $48,000 for the quarter ended January 31, 2009.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2009 of $573,377 may require a valuation allowance if we do not generate taxable income.

Quarter Ended January 31, 2009 Compared to the Quarter Ended January 31, 2008

Net Income. We had a net income of $391,801, or $0.07 per share (basic and diluted), for the three months ended January 31, 2009 compared to net income of $182,265, or $0.03 per share (basic and diluted), for the three months ended January 31, 2008. The increase in net income primarily reflects increased net sales, which resulted in an increase in gross profit.

Net Sales. Net sales totaled $18,857,870 for the three months ended January 31, 2009, an increase of $3,895,329, or 26%, from $14,962,541 for the three months ended January 31, 2008. The increase in net sales reflects both increased amounts of green coffee, branded coffee and private label coffee sold as well as increased sales prices compared to the first quarter of fiscal 2008.

Cost of Sales. Cost of sales for the three months ended January 31, 2009 was $16,742,775 or 88.8% of net sales, as compared to $13,082,423 or 87.4% of net sales for the three months ended January 31, 2008. The increase in cost of sales primarily reflects the increased cost of green coffee. Green coffee purchases increased $3,019,335 from $11,328,822 to $14,348,157 due to higher private label and green coffee sales volumes. Net gains on options and futures contracts, a component of cost of sales, equaled $283,011 for the first quarter of fiscal 2009 compared to $593,443 for the first quarter of fiscal 2008.

Gross Profit. Gross profit increased $234,977 to $2,115,095 for the three months ended January 31, 2009 from $1,880,118 for the three months ended January 31, 2008. Gross profit as a percentage of net sales decreased to 11.2% for the three months ended January 31, 2009 from 12.6% for the three months ended January 31, 2008. The decrease in our margins reflects the increased cost of green coffee. We initiated price increases in response to higher green coffee prices in early 2008 and have been able to obtain price concessions from most of our customers. These prices began to have a positive impact beginning in the third quarter of 2008.

Operating Expenses. Total operating expenses decreased by $133,621, or 8.7%, to $1,406,680 for the three months ended January 31, 2009 from $1,540,301 for the three months ended January 31, 2008. The decrease in operating expenses was due to decreases in selling and administrative expense of $122,093 and officers’ salaries of $11,528. The decrease in selling and administrative expenses mainly reflects decreases of approximately $88,000 in office salaries and the corresponding payroll costs, $31,000 in repairs and maintenance costs, $14,000 in equipment rental costs, $20,000 in licensing fees, $16,000 of show & demo costs and $12,000 of packaging development costs, partially offset by increases of $35,000 in insurance costs and $14,000 in setup costs for the Entenmann’s products. The decrease in office salaries reflects our continued efforts to streamline the company to remain competitive. The decrease in repairs and maintenance and equipment rental reflects the rewards of our continued investment in upgrading our equipment. The decrease in licensing and packaging development is due to our being in year two of our Entenmann’s production.  The increase in insurance costs reflects the increased cost of workers compensation coverage. The increase in setup cost reflect costs incurred to promote our Entenmanns’s coffee products outside of the New York market.

Other Expense. Other expense increased by $33,794 to $38,529 for the three months ended January 31, 2009 compared to other expense of $4,735 for the three months ended January 31, 2008. Interest income decreased by $22,006 and interest expense increased $11,788 during the quarter compared to the same period in 2008. The decrease in interest income resulted from the decreased amounts held at brokers. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2009 totaled $276,636 compared to a provision of $142,051 for the three months ended January 31, 2008. The increase reflects higher net income for the quarter.

Liquidity and Capital Resources

As of January 31, 2009, we had working capital of $8,489,583, which represented a $3,477,284 increase from our working capital of $5,012,299 as of October 31, 2008, and total stockholders’ equity of $8,235,092 which increased by $387,669 from our total stockholders’ equity of $7,847,423 as of October 31, 2008.

For the quarter ended January 31, 2009 our operating activities provided net cash of $1,392,754 as compared to the quarter ended January 31, 2008 when net cash provided by operating activities was $402,312. The increased cash flow from operations for the quarter ended January 31, 2009 was primarily due to our net income of $391,801, a $1,042,416 decrease in accounts receivable, a $243,060 decrease in inventory, and a decrease in deferred income taxes of $264,500, partially offset by an increase in commodities held at broker of $433,339 and a decrease in accounts payable of $281,312.

For the quarter ended January 31, 2009, our investing activities used net cash of $67,327, as compared to the quarter ended January 31, 2008 when net cash used by investing activities was $107,965. The decrease in net cash used by investing activities for the first quarter of 2009 was due to the decrease in purchases of property and equipment.

For the quarter ended January 31, 2009, our financing activities used net cash of $444,263, compared to net cash used in financing activities of $95,955 for the quarter ended January 31, 2008. The change in cash flow from financing activities for the quarter ended January 31, 2009 was primarily due to increased advances under our line of credit, partially offset by increased principal payments under the line of credit.

As of October 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit is for a maximum $4,500,000, was to expire on February 28, 2009 and required monthly interest payments at a rate of LIBOR plus 1.95%. This loan was secured by a blanket lien on all of our assets. On February 17, 2009, we entered into a Loan and Security Agreement with Sterling National Bank for a new credit facility to provide for our working capital requirements. The credit facility is a revolving line of credit for a maximum of $5 million with the company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the company and is personally guaranteed by Andrew Gordon and David Gordon. The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2009, our debt consisted of $3,082,076 of variable rate debt under our revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 6 of the notes to financial statements in this report. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. We believe that, in normal economic times characterized by stable commodities prices, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression during a time of historically high coffee prices.

At January 31, 2009, we did not hold any futures contracts. At January 31, 2008, we held 35 futures contracts for the purchase of 1,312,500 pounds of coffee at an average price of $1.33 per pound. The market price of coffee applicable to such contracts was $1.38 per pound at January 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended January 31, 2009.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
November 1, 2008 through November 30, 2008	3,300	$1.157	3,300	188,877
December 1, 2008 through December 31, 2008	––	––	––	188,877
January 1, 2009 through January 31, 2009	––	––	––	188,877
Total	3,300	$1.157	3,300	188,877

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

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

10.22

Lease by and between Coffee Holding Co., Inc. and Our Two Buddies, LLC, Tanj Properties, LLC and Waypoint Properties, LLC for 3475-3479 Victory Blvd., Staten Island, NY 10314

31.1

Rule 13a - 14(a)/15d - 14a Certification.

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

March 10, 2009

17