Form 10-Q
period 2009-04-30
COFFEE HOLDING CO INC
filed 2009-06-10
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 001-32491

———————

Coffee Holding Co., Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	11–2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

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

5,440,823 shares of common stock, par value $0.001 per share, outstanding at May 28, 2009

PAGE

PART I - FINANCIAL INFORMATION

1

Item 1.          Financial Statements

1

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.          Controls and Procedures.

17

PART II - OTHER INFORMATION

18

Item 1.          Legal Proceedings.

18

Item 1A.       Risk Factors.

18

Item 2.          Unregistered Sales of Equity in Securities and Use of Proceeds.

18

Item 3.          Defaults upon Senior Securities.

18

Item 4.          Submission of Matters to a Vote of Security Holders.

18

Item 5.          Other Information.

18

Item 6.          Exhibits.

18

Signatures

19

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2009 AND OCTOBER 31, 2008

	April 30, 2009	October 31, 2008
	(unaudited)	(audited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,097,044	$963,298
Commodities held at broker	1,177,078	342,269
Accounts receivable, net of allowance for doubtful accounts of $142,000 for 2009 and 2008	7,603,889	9,067,797
Inventories	4,375,762	5,046,554
Prepaid expenses and other current assets	427,252	284,900
Prepaid and refundable income taxes	308,024	1,025,935
Deferred income tax asset	398,000	923,877
TOTAL CURRENT ASSETS	15,387,049	17,654,630

Property and equipment, at cost, net of accumulated depreciation of $5,305,482 and $5,020,573 for 2009 and 2008, respectively	2,626,670	2,804,053
Deposits and other assets	487,219	542,893
TOTAL ASSETS	$18,500,938	$21,001,576

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,445,933	$9,120,124
Line of credit borrowings	4,866,396	3,522,207
TOTAL CURRENT LIABILITIES	9,312,329	12,642,331

Deferred income tax liabilities	81,500	86,000
Deferred rent payable	84,513	69,959
Deferred compensation payable	379,364	352,637
TOTAL LIABILITIES	9,857,706	13,150,927

MINORITY INTEREST	8,884	3,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	––	––
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued for 2009 and 2008	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	1,597,056	804,605
Less: Treasury stock, 89,007 and 84,314 common shares, at cost for 2009 and 2008, respectively	(295,261)	(289,735)
TOTAL STOCKHOLDERS' EQUITY	8,634,348	7,847,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,500,938	$21,001,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April, 30
	2009	2008	2009	2008
NET SALES	$36,730,739	$33,131,982	$17,872,065	$18,169,441

COST OF SALES	32,411,343	32,925,925	15,667,758	19,843,502

GROSS PROFIT (LOSS)	4,319,396	206,057	2,204,307	(1,674,061)

OPERATING EXPENSES:
Selling and administrative	2,592,836	2,919,356	1,336,009	1,540,432
Officers’ salaries	299,699	299,700	149,850	138,323
TOTALS	2,892,535	3,219,056	1,485,859	1,678,755

INCOME (LOSS) FROM OPERATIONS	1,426,861	(3,012,999)	718,448	(3,352,816)

OTHER INCOME (EXPENSE)
Interest income	6,115	34,328	3,850	10,057
Dividend income	––	9,331	––	9,331
Interest expense	(101,364)	(61,432)	(60,571)	(32,426)
	(95,249)	(17,773)	(56,721)	(13,038)

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION) FOR INCOME TAX EXPENSE AND MINORITY INTEREST IN SUBSIDIARY	1,331,612	(3,030,772)	661,727	(3,365,854)

Benefit (provision) for income tax expense	(533,503)	1,169,949	(256,867)	1,312,000

INCOME (LOSS) BEFORE MINORITY INTEREST	798,109	(1,860,823)	404,860	(2,053,854)

Minority interest in earnings (loss) of subsidiary	(5,658)	(1,090)	(4,210)	9,676

NET INCOME (LOSS)	$792,451	$(1,861,913)	$400,650	$(2,044,178)

Basic and diluted earnings (loss) per share	$.15	$(.34)	$.07	$(.37)

Weighted average common shares outstanding:
Basic	5,442,112	5,497,254	5,441,603	5,497,254
Diluted	5,442,112	5,497,254	5,441,603	5,497,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2009

(Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$792,451	$(1,861,913)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	284,684	262,086
Deferred rent	14,554	(2,294)
Deferred income taxes	521,377	(1,170,000)
Minority interest	5,658	1,090
Changes in operating assets and liabilities:
Commodities held at broker	(834,809)	2,636,312
Accounts receivable	1,463,908	1,478,680
Inventories	670,792	634
Prepaid expenses and other current assets	(142,352)	155,500
Prepaid and refundable income taxes	717,911	(31,056)
Accounts payable and accrued expenses	(4,674,190)	(463,229)
Deposits and other assets	82,400	20,940
Income taxes payable	––	(9,161)
Net cash (used in) provided by operating activities	(1,097,616)	1,017,589

INVESTING ACTIVITIES:
Purchases of property and equipment	(107,301)	(267,091)
Net cash used in investing activities	(107,301)	(267,091)

FINANCING ACTIVITIES:
Advances under bank line of credit	39,733,280	30,855,020
Principal payments under bank line of credit	(38,389,091)	(29,195,449)
Payment of dividend	––	(1,544,568)
Purchase of treasury stock	(5,526)	(138,737)
Net cash provided by (used in) financing activities	1,338,663	(23,734)

NET INCREASE IN CASH AND CASH EQUIVALENTS	133,746	726,764

Cash and cash equivalents, beginning of year	963,298	890,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,097,044	$1,617,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$75,364	$58,557
Income taxes paid	$3,394	$12,255

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
The Company utilized its deposit for the purchase of machinery and equipment	$––	$296,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  1  -  BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States with limited sales in Canada, consisting of supermarkets, wholesalers, gourmet roasters and individually owned and multi-unit retailers. The Company closed its manufacturing operations at its Brooklyn location in May of 2009. The Company expects to incur severance costs in the third quarter of fiscal 2009 as a result of a one time termination benefit for certain employees who are required to provide further services as part of the Company’s transition to the facilities. The majority of the Company’s processing has been moved to its Colorado facility with its facility in Brecksville, Ohio becoming more involved with everyday coffee purchasing. The Company has leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of its product. The Company plans to sell the property located in Brooklyn in the near future.

The Company owns a 60% interest in Generations Coffee Company, LLC (“GCC”) effective April 7, 2006. GCC operates the facility located in Brecksville, Ohio and is in the same business as the Company. The Company also exercises control of GCC. As a result of its 60% interest and control, the financial statements of GCC are consolidated with the Company.

NOTE  2  -  BASIS OF PRESENTATION:

The interim condensed consolidated financial information as of April 30, 2009 and for the six and three-month periods ended April 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 30, 2009, and results of operations for the three and six months ended April 30, 2009 and 2008 and cash flows for the six months ended April 30, 2009 and 2008, as applicable, have been made. The results of operations for the six and three months ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE  3  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, SFAS 157 established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  3  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE
COMPANY (cont’d):

value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 157 for financial assets and financial liabilities on November 1, 2008, and the adoption did not have a material impact on its financial position, results of operations and cash flows. The Company is evaluating the impact of adopting SFAS 157 for nonfinancial assets (principally property and equipment) and liabilities. The Company currently does not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-4.

On May 28, 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting this standard on its financial position, results of operations and cash flows, if any.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The provisions of SFAS 159 were effective for the Company on November 1, 2008. The Company has decided not to change the measurements of any financial assets or liabilities.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  3  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE
COMPANY (cont’d):

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

In April 2009, the FASB issued FSP No. FAS 107-1 and ADB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends ADB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning on May 1, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows since February 1, 2009.

NOTE  4  -  ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The reserve for sales discounts represents the estimated discount that customers will take upon payment.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  5  -  INVENTORIES:

Inventories consisted of the following:

	April 30, 2009 (unaudited)	October 31, 2008 (audited)
Packed coffee	$1,105,623	$1,135,700
Green coffee	2,452,957	3,147,572
Packaging supplies	817,182	763,282
Totals	$4,375,762	$5,046,554

NOTE  6  -  HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by the broker which includes primarily cash and commodities for futures and options in the amount of $1,177,078 and $342,269, which includes unrealized gains (losses) of $17,536 and ($251,881) at April 30, 2009 and October 31, 2008, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings (as a component of cost of sales) and not reflected as a component of stockholders’ equity.

At April 30, 2009 the Company did not have any options. At October 31, 2008, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $1.275 per pound. The fair market value of these options, which was obtained from major financial institutions, was $288,375 at October 31, 2008.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.

At April 30, 2009, the Company held 130 futures contracts for the purchase of 4,875,500 pounds of coffee at an average price of $1.1388 per pound. The market price of coffee applicable to such contracts was $1.16 per pound at that date. At October 31, 2008, the Company did not hold any future contracts.

The Company recorded realized and unrealized gains and losses, which are included in cost of sales for the three and six months ended April 30, 2009 and 2008, respectively, on these contracts as follows:

	Three Months Ended April 30,
	2009 (unaudited)	2008 (unaudited)
Gross realized gains	$179,239	$658,795
Gross realized losses	(168,317)	(2,611,430)
Unrealized gains and (losses)	138,782	(130,044)
Total	$149,704	$(2,082,679)

	Six Months Ended April 30,
	2009 (unaudited)	2008 (unaudited)
Gross realized gains	$390,514	$1,545,301
Gross realized losses	(227,217)	(2,904,493)
Unrealized gains and (losses)	269,417	(130,044)
Total	$432,714	$(1,489,236)

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  7  -  LINE OF CREDIT:

The Company had a financing agreement with Merrill Lynch Business Financial Services, Inc. for a line of credit of up to $4,500,000. The line of credit was secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officers/shareholders, required monthly interest payments at a rate of LIBOR plus 1.95% (6.0% as of April 30, 2009 and 6.10% as of October 31, 2008) and required the Company to comply with various financial covenants. This agreement matured on October 31, 2008 and on November 4, 2009 the bank notified the Company that they had elected not to renew the line of credit. The bank offered the Company an extension in which to repay the outstanding principal and accrued interest until February 28, 2009.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank for a $5,000,000 credit facility. The credit facility is a revolving line of credit for a maximum of $5,000,000 with the Company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers and shareholders of the Company. The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions. The credit facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants as of April 30, 2009. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the Merrill Lynch line of credit with the excess being available for working capital purposes.

NOTE  8  -  INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities.

On November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2008 and for the year then ended as a result of implementing FIN 48. As of October 31, 2008 and April 30, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2008 and April 30, 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE  9  -  EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings (loss) per Share.” Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. On a common share equivalent basis, 70,000 warrants have been excluded from the diluted earnings (loss) per share calculation due to the anti-dilution impact.

NOTE  10  -  ECONOMIC DEPENDENCY:

For the six months ended April 30, 2009, approximately 36% of the Company’s sales were derived from one customer. Sales to this customer were approximately $13,100,000 and the corresponding accounts receivable from this customer at April 30, 2009 was approximately $954,000.

For the six months ended April 30, 2008, approximately 34% and 10% of the Company’s sales were derived from two customers. Sales to these customers were approximately $11,500,000 and $3,650,000 and the corresponding accounts receivable from these customers at April 30, 2008 were approximately $526,000 and $368,000, respectively.

For the six months ended April 30, 2009, approximately 23% and 14% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $6,800,000 and $4,100,000 and the corresponding accounts payable to these vendors at April 30, 2009 were approximately $662,000 and $414,000, respectively.

For the six months ended April 30, 2008, approximately 47% and 10% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $14,200,000 and $2,700,000 and the corresponding accounts payable to these vendors at April 30, 2008 were approximately $1,350,000 and $363,000, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $6,800,000 and $14,200,000 for the six months ended April 30, 2009 and 2008, respectively. The corresponding accounts payable balances due to this vendor were approximately $662,000 at April 30, 2009 and $1,282,000 at October 31, 2008. Management does not believe that the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 11  -  STOCKHOLDERS’ EQUITY:

a.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

(Unaudited)

NOTE 11  -  STOCKHOLDERS’ EQUITY (cont’d):

b.

Treasury Stock:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the Last in, First out method. During the three months ended April 30, 2009, the Company purchased 1,393 shares for $1,394. During the six months ended April 30, 2009, the Company purchased 4,693 shares for $5,526.

c.

Dividends:

On February 28, 2008, the Company paid a cash dividend of $1,544,568 ($0.28 per share) to all shareholders of record as of January 31, 2008.

NOTE 12  -  FAIR VALUE MEASUREMENTS:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of November 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs

–

Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs

–

Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs

–

Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its investment assets as follows:

Investments, at fair value – The Company’s investments, at fair value, consist of commodities securities – marked to market. The Company’s marketable securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of April 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities - Futures	$1,177,078	$1,177,078	––	––
Total Assets	$1,177,078	$1,177,078	––	––

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note on Forward Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

We closed our manufacturing operations at our Brooklyn location in May of 2009. The majority of our processing has been moved to our Colorado facility with our Generations facility in Brecksville, Ohio becoming more involved with our everyday coffee purchasing. We have leased office and warehouse space located in Staten Island to house the corporate offices and serve as temporary storage of our product. We plan to sell the property located in Brooklyn in the near future. The sale of our Brooklyn property will enhance our already strong cash position and liquidity. Although we expect to incur severance costs in the third quarter of fiscal 2009, we believe that these measures will reduce operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We expect to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

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

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would decrease our operating income by approximately $76,039 for the quarter ended April 30, 2009.

•

Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $43,758 for the quarter ended April 30, 2009.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our deferred tax asset as of April 30, 2009 of $398,000 may require a valuation allowance if we do not generate taxable income.

Quarter Ended April 30, 2009 Compared to the Quarter Ended April 30, 2008

Net Income. We had a net income of $400,650, or $0.07 per share (basic and diluted), for the three months ended April 30, 2009 compared to a net loss of $2,044,178 or $0.37 per share (basic and diluted), for the three months ended April 30, 2008. The increase in net income primarily reflects decreased cost of sales, which resulted in an increase in gross profit.

Net Sales. Net sales totaled $17,872,065 for the three months ended April 30, 2009, a decrease of $297,376, or 1.6%, from $18,169,441 for the three months ended April 30, 2008. The decrease in net sales reflects decreased sales prices compared to the second quarter of fiscal 2008. The price of coffee decreased from $1.35 per pound at April 30, 2008 to $1.16 per pound at April 30, 2009.

Cost of Sales. Cost of sales for the three months ended April 30, 2009 was $15,667,758 or 87.7% of net sales, as compared to $19,843,502 or 109% of net sales for the three months ended April 30, 2008. The decrease in cost of sales primarily reflects the decreased cost of green coffee and an increase in gains on options and futures contracts. Green coffee purchases decreased $1,217,431 from $15,009,434 to $13,792,003 due to lower private label and green coffee sales volumes. Net gains on options and futures contracts, a component of cost of sales, equaled $149,704 for the second quarter of fiscal 2009 compared to net losses on options and futures contracts of $2,082,679 for the second quarter of fiscal 2008. The losses on options and futures contracts in 2008 resulted from a surge in commodities prices due to the weak dollar and a significant increase in market speculation during the prior period. As the commodities markets have stabilized, gains on options and futures contracts have returned to more normal levels.

Gross Profit. Gross profit increased $3,878,368 to $2,204,307 for the three months ended April 30, 2009 from a gross loss of $1,674,061 for the three months ended April 30, 2008. Gross profit as a percentage of net sales increased to 12.3% for the three months ended April 30, 2009 from the three months ended April 30, 2008. The increase in our margins reflects the decreased cost of sales.

Operating Expenses. Total operating expenses decreased by $192,896, or 11.5%, to $1,485,859 for the three months ended April 30, 2009 from $1,678,755 for the three months ended April 30, 2008. The decrease in operating expenses was due to decreases in selling and administrative expense of $204,423 partially offset by an increase in officers’ salaries of $11,527. The decrease in selling and administrative expenses mainly reflects decreases of approximately $86,000 in freight costs, $64,000 in professional fees, $43,000 in insurance cost, $13,000 in repairs and maintenance costs, $11,000 in equipment rental costs, $17,000 in licensing fees, and $20,000 of packaging development costs, partially offset by increases of $10,000 in each of commission expense, telephone expense and 401K matching costs, auto expense of $7,000, show and demo costs of $6,000 and outside labor costs of $6,000. The decrease in freight costs reflects the reduced cost of fuel, the decrease in professional fees reflects the continued streamlining of our costs, decrease in insurance reflects the reduction in the cost of workers compensation insurance, decrease in repairs and maintenance and equipment rental reflects the rewards of our continued investment in upgrading our equipment. The decrease in licensing and packaging development is due to our being in year two of our Entenmann’s production.  The increase in commissions, telephone, 401K match, auto expenses and show and demo costs reflects normal increases in business costs.

Other Expense. Other expense increased by $43,683 to $56,721 for the three months ended April 30, 2009 compared to other expense of $13,038 for the three months ended April 30, 2008. Interest income decreased by $6,207, dividend income decreased by $9,331 and interest expense increased $28,145 during the quarter compared to the same period in 2008. The decrease in interest income resulted from the decreased amounts held at brokers. The decrease in dividends resulted from the reduction of amounts invested. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2009 totaled $256,867 compared to a benefit of $1,312,000 for the three months ended April 30, 2008. The increase reflects higher pre-tax income for the quarter compared to a pre-tax loss in the prior year.

Six Months Ended April 30, 2009 Compared to the Six Months Ended April 30, 2008

Net Income. We had a net income of $792,451, or $0.15 per share (basic and diluted), for the six months ended April 30, 2009 compared to a net loss of $1,861,913, or $0.34 per share (basic and diluted), for the six months ended April 30, 2008. The increase in net income reflects increased net sales, decreased cost of sales and decreased operating expenses.

Net Sales. Net sales totaled $36,730,739 for the six months ended April 30, 2009, an increase of $3,598,757, or 10.9%, from $33,131,982 for the six months ended April 30, 2008. The increase in net sales reflects increased amounts of green coffee, branded coffee and private label coffee sold, partially offset by lower sales prices compared to the first six months of 2008.

Cost of Sales. Cost of sales for the six months ended April 30, 2009 was $32,411,343 or 88.2% of net sales, as compared to $32,925,925 or 99.4% of net sales for the six months ended April 30, 2008. The decrease in cost of sales primarily reflects the increased cost of green coffee offset by an increase in gains on options and futures contracts. Green coffee purchases increased $2,066,330 from $26,360,963 to $28,427,293 due to higher private label and green coffee sales volumes. Net gains on options and futures contracts, a component of cost of sales, equaled $432,714 for the six months ended April 30, 2009 compared to net losses on options and futures contracts of $1,489,236 for the six months ended April 30, 2008. The losses on options and futures contracts in 2008 resulted from a surge in commodities prices due to the weak dollar and a significant increase in market speculation during the prior period. As the commodities markets have stabilized, gains on options and futures contracts have returned to more normal levels.

Gross Profit. Gross profit increased $4,113,339 to $4,319,396 for the six months ended April 30, 2009 from $206,057 for the six months ended April 30, 2008. Gross profit as a percentage of net sales increased to 11.8% for the six months ended April 30, 2009 from the six months ended April 30, 2008. The increase in our margins reflects the increased net sales and decreased cost of sales.

Operating Expenses. Total operating expenses decreased by $326,521, or 10.1%, to $2,892,535 for the six months ended April 30, 2009 from $3,219,056 for the six months ended April 30, 2008. The decrease in operating expenses was due to decreases in selling and administrative expense of $326,520. The decrease in selling and administrative expenses mainly reflects decreases of approximately $91,000 in office salaries and the corresponding payroll costs, $70,000 in repairs and maintenance and equipment rental costs, $75,000 in professional fees, $38,000 in licensing fees, and $90,000 of freight costs, partially offset by increases of $17,000 in commission costs and $18,000 in telephone expense. The decrease in office salaries and professional fees reflects our continued efforts to streamline the company to remain competitive. The decrease in repairs and maintenance and equipment rental reflects the rewards of our continued investment in upgrading our equipment. The decrease in licensing is due to our being in year two of our Entenmann’s production.  The decrease in freight costs reflects the reduced cost of fuel. The increase in commissions and telephone expense reflects normal increases in costs.

Other Expense. Other expense increased by $77,476 to $95,249 for the six months ended April 30, 2009 compared to other expense of $17,773 for the six months ended April 30, 2008. Interest income decreased by $28,213, dividend income decreased by $9,331 and interest expense increased $39,932 during the six months ended April 20, 2009 compared to the six months ended April 30, 2008. The decrease in interest income resulted from the decreased amounts held at brokers. The decrease in dividends resulted from the reduction of amounts invested. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2009 totaled $533,503 compared to a benefit of $1,169,949 for the six months ended April 30, 2008. The increase reflects higher pre-tax income for the quarter.

Liquidity and Capital Resources

As of April 30, 2009, we had working capital of $6,074,720, which represented a $1,062,421 increase from our working capital of $5,012,299 as of October 31, 2008, and total stockholders’ equity of $8,634,348 which increased by $786,925 from our total stockholders’ equity of $7,847,423 as of October 31, 2008.

For the six months ended April 30, 2009 our operating activities used net cash of $1,097,616 as compared to the six months ended April 30, 2008 when net cash provided by operating activities was $1,017,589. The decreased cash flow from operations for the six months ended April 30, 2009 was primarily due to an increase of $834,809 in commodities held at broker and a $4,674,191 decrease in accounts payable and accrued expenses, partially offset by a $1,463,908 decrease in accounts receivable, $670,792 decrease in inventories and $1,239,288 of decreases in deferred income taxes and prepaid and refundable income taxes.

For the six months ended April 30, 2009, our investing activities used net cash of $107,301, as compared to the six months ended April 30, 2008 when net cash used by investing activities was $267,091. The decrease in net cash used by investing activities for the six months ended April 30, 2009 was due to the decrease in purchases of property and equipment.

For the six months ended April 30, 2009, our financing activities provided net cash of $1,338,663, compared to net cash used in financing activities of $23,734 for the six months ended April 30, 2008. The change in cash flow from financing activities for the six months ended April 30, 2009 was primarily due to increased advances under our line of credit, partially offset by increased principal payments under the line of credit and a dividend payment of $1,544,568 made during the six months ended April 30, 2008.

As of October 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. This line of credit was for a maximum $4,500,000, was to expire on February 28, 2009 and required monthly interest payments at a rate of LIBOR plus 1.95%. This loan was secured by a blanket lien on all of our assets. On February 17, 2009, we entered into a Loan and Security Agreement with Sterling National Bank for a new credit facility to provide for our working capital requirements. The credit facility is a revolving line of credit for a maximum of $5,000,000 with the Company able to draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed

$1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers and shareholders of the Company. The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, restrictions on fundamental changes, and such other covenants as are typically contained in documents relating to similar transactions.

We expect to fund our operations, including paying our liabilities, funding capital expenditures, expected severance payments, and making required payments on our debts, through October 31, 2009 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

We closed our manufacturing operations at our Brooklyn location in May 2009. The majority of our processing has been moved to our Colorado facility with our Generations facility in Brecksville, Ohio becoming more involved with our everyday coffee purchasing. We have leased office and warehouse space located in Staten Island to house the corporate offices and serve as temporary storage of our product. We plan to sell the property located in Brooklyn in the near future. The sale of our Brooklyn property will enhance our already strong cash position and liquidity. Although we expect to incur severance costs in the third quarter of fiscal 2009, we believe that these measures will reduce operating expenses, increase efficiencies and ultimately increase the profitability of our company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2009, our debt consisted of $4,866,396 of variable rate debt under our revolving line of credit.

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

At April 30, 2009, we held 130 futures contracts for the purchase of 4,875,000 pounds of coffee at an average price of $1.1388 per pound. The market price of coffee applicable to such contracts was $1.16 per pound at that date. At April 30, 2008, we held 71 futures contracts for the purchase of 2,662,500 pounds of coffee at an average price of $1.37 per pound. The market price of coffee applicable to such contracts was $1.35 per pound at April 30, 2008.

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

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended April 30, 2009.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
February 1, 2009 through February 28, 2009	––	––	––	188,877
March 1, 2009 through March 31, 2009	1,393	$0.90	––	187,484
April 1, 2009 through April 30, 2009	––	––	––	187,484
Total	1,393	$0.90	1,393	188,484

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
Andrew Gordon
President, Chief Executive Officer and Chief Fina ncial Officer (Principal Executive and Accounting Officer)
June 8, 2009