Form 10-Q
period 2009-07-31
COFFEE HOLDING CO INC
filed 2009-09-11
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,427,309 shares of common stock, par value $0.001 per share, outstanding at September 8, 2009

COFFEE HOLDING CO., INC.

PAGE

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

20

Item 4T.     Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

21

Item 1A.    Risk Factors

21

Item 2.       Unregistered Sales of Equity in Securities and Use of Proceeds

21

Item 3.       Defaults upon Senior Securities

21

Item 4.       Submission of Matters to a Vote of Security Holders

21

Item 5.       Other Information

21

Item 6.       Exhibits

21

Signatures

22

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2009 AND OCTOBER 31, 2008

	July 31, 2009	October 31, 2008
	(unaudited)	(audited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,015,616	$963,298
Commodities held at broker	1,298,974	342,269
Accounts receivable, net of allowance for doubtful accounts of $142,000 for 2009 and 2008	7,986,240	9,067,797
Inventories	4,503,645	5,046,554
Prepaid expenses and other current assets	386,733	284,900
Prepaid and refundable income taxes	335,406	1,025,935
Assets held for sale	785,837	—
Deferred income tax asset	259,000	923,877
TOTAL CURRENT ASSETS	17,571,451	17,654,630

Property and equipment, at cost, net of accumulated depreciation of $4,670,075 and $5,020,573 for 2009 and 2008, respectively	1,772,162	2,804,053
Deposits and other assets	564,018	542,893
TOTAL ASSETS	$19,907,631	$21,001,576

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,904,136	$9,120,124
Line of credit borrowings	4,872,382	3,522,207
TOTAL CURRENT LIABILITIES	9,776,518	12,642,331

Deferred income tax liabilities	137,500	86,000
Deferred rent payable	91,790	69,959
Deferred compensation payable	461,064	352,637
TOTAL LIABILITIES	10,466,872	13,150,927

MINORITY INTEREST	6,651	3,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued for 2009 and 2008	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	2,396,816	804,605
Less: Treasury stock, 89,007 and 84,314 common shares, at cost for 2009 and 2008, respectively	(295,261)	(289,735)
TOTAL STOCKHOLDERS’ EQUITY	9,434,108	7,847,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,907,631	$21,001,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008
NET SALES	$54,020,045	$50,730,554	$17,289,305	$17,598,572

COST OF SALES	46,786,962	47,927,963	14,375,619	15,002,037

GROSS PROFIT	7,233,083	2,802,591	2,913,686	2,596,535

OPERATING EXPENSES:
Selling and administrative	3,950,661	4,282,961	1,357,826	1,363,607
Officers’ salaries	449,550	461,076	149,850	161,376
TOTAL	4,400,211	4,744,037	1,507,676	1,524,983

INCOME (LOSS) FROM OPERATIONS	2,832,872	(1,941,446)	1,406,010	1,071,552

OTHER INCOME (EXPENSE):
Interest income	7,434	49,253	1,319	5,594
Interest expense	(176,499)	(95,740)	(75,134)	(34,307)
TOTAL	(169,065)	(46,487)	(73,815)	(28,713)

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAX EXPENSE AND MINORITY INTEREST IN SUBSIDIARY	2,663,807	(1,987,933)	1,332,195	1,042,839

Benefit (provision) for income tax expense	(1,068,171)	679,623	(534,668)	(490,326)

INCOME (LOSS) BEFORE MINORITY INTEREST	1,595,636	(1,308,310)	797,527	552,513

Minority interest in earnings (loss) of subsidiary	(3,425)	(2,344)	2,233	(1,254)

NET INCOME (LOSS)	$1,592,211	$(1,310,654)	$799,760	$551,259

Basic and diluted earnings (loss) per share	$.29	$(.24)	$.15	$.10

Weighted average common shares outstanding:
Basic and diluted	5,441,677	5,485,136	5,440,823	5,461,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2009 AND 2008

(Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$1,592,211	$(1,310,654)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	412,933	400,134
Bad debt	16,114	—
Deferred rent	21,831	—
Deferred income taxes	716,377	(652,000)
Minority interest	3,425	2,344
Changes in operating assets and liabilities:
Commodities held at broker	(956,705)	2,481,589
Accounts receivable	1,065,442	563,222
Inventories	542,909	(246,676)
Prepaid expenses and other current assets	(101,833)	218,847
Prepaid and refundable income taxes	690,529	(86,406)
Accounts payable and accrued expenses	(4,215,988)	(833,122)
Deposits and other assets	(21,124)	(47,628)
Deferred compensation	108,427	62,880
Income taxes payable	—	(9,161)
Net cash provided by (used in) operating activities	(125,452)	543,369

INVESTING ACTIVITIES:
Purchases of property and equipment	(166,879)	(352,446)
Net cash provided by (used in) investing activities	(166,879)	(352,446)

FINANCING ACTIVITIES:
Advances under bank line of credit	58,747,700	46,023,524
Principal payments under bank line of credit	(57,397,525)	(44,592,153)
Payment of dividend	—	(1,544,568)
Purchase of treasury stock	(5,526)	(200,592)
Net cash provided by (used in) financing activities	1,344,649	(313,789)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,052,318	(122,866)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963,298	890,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,015,616	$767,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$77,422	$84,143
Income taxes paid	$367,050	$23,249

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
The Company utilized its deposit for the purchase of machinery and equipment.	$—	$296,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  1  -

BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and it sells green coffee. The Company’s sales are primarily to customers that are located throughout the United States with limited sales in Canada. Such customers include supermarkets, wholesalers, gourmet roasters and individually-owned and multi-unit retailers. The Company closed its manufacturing operations at its Brooklyn, New York location in May 2009. The majority of the Company’s processing capacity has been moved to its La Junta, Colorado facility and its facility in Brecksville, Ohio is generally responsible for everyday coffee processing. The Company has leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of its branded product. The Company plans to sell the property located in Brooklyn and expects to complete the sale in September 2009.

On April 7, 2006, the Company entered into a joint venture with Caruso’s Coffee, Inc. and formed Generations Coffee Company, LLC (“GCC”). The Company now owns a 60% equity interest in GCC. GCC operates the facility located in Brecksville, Ohio and is in the same general business as the Company. The Company also exercises control of GCC. As a result of its 60% equity interest and control of GCC, the financial statements of GCC are consolidated with those of the Company.

NOTE  2  -

BASIS OF PRESENTATION:

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2009, and results of operations for the three and nine months ended July 31, 2009 and 2008 and cash flows for the nine months ended July 31, 2009 and 2008, as applicable, have been made. The results of operations for the three and nine months ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods. We have evaluated subsequent events for recognition or disclosure through September 10, 2009, which was the date we filed this Form 10-Q with the SEC.

The condensed consolidated financial statements include the accounts of the Company and GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  3  -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In June of 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its consolidated financial statements.

In June of 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact, if any, that SFAS No. 167 will have on its consolidated financial statements.

In June of 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). This standard eliminates the concept of a qualifying special purpose entity and modifies the derecognition provisions contained in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 166 will have on its consolidated financial statements, if any.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS No. 165”). This standard establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact our financial position or results of operations.

In April of 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP had no material effect on the Company’s consolidated financial statements. See Note 13 for additional disclosures on fair value measurements.

In April 2009, the SEC released Staff Accounting Bulletin (“SAB”) No. 111 (“SAB No. 111”), which amends SAB Topic 5-M. SAB No. 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  3  -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

The SEC issued SAB No. 112 which became effective June 10, 2009. It amends or rescinds portions of the interpretive guidance included in the SAB Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB No. 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SAB did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP had no material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP had no material effect on the Company’s consolidated financial statements since the Company currently does not have any financial assets that are other-than-temporary impaired.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  4  -

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of two allowances. The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable. The allowance for sales discounts represents the estimated discount that customers will take upon payment.

NOTE  5  -

INVENTORIES:

Inventories consisted of the following:

	July 31, 2009	October 31, 2008
	(unaudited)	(audited)
Packed coffee	$1,090,306	$1,135,700
Green coffee	2,397,445	3,147,572
Packaging supplies	1,015,894	763,282
Totals	$4,503,645	$5,046,554

NOTE  6  -

ASSETS HELD FOR SALE

As of July 31, 2009, assets held for sale, which qualify for held for sale accounting, are stated at depreciated cost. Management’s judgment was required to assess the criteria required to meet held for sale accounting and to estimate fair value. The amounts were classified as a current asset since the Company expects the transaction to consummate in September 2009 which is within twelve (12) months of July 31, 2009. The transaction consists of the Company selling its Brooklyn, New York warehouse and roasting facilities with a depreciated cost of $785,837 as of July 31, 2009. The Company anticipates recording a gain on this transaction.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  7  -

HEDGING:

The Company uses options and futures contracts to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are marked to market with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. The Company has open position contracts held by a broker which include primarily cash and commodities for futures and options in the amount of $1,298,974 and $342,269, which include unrealized gains (losses) of $121,148 and ($251,881) at July 31, 2009 and October 31, 2008, respectively. The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings (as a component of cost of sales) and not reflected as a component of stockholders’ equity.

At July 31, 2009 the Company held 30 options (generally with terms of two months or less) covering an aggregate of 1,125,000 pounds of green coffee beans at $1.15 per pound. The fair market value of these options was $147,150 at July 31, 2009. At October 31, 2008, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $1.275 per pound. The fair market value of these options was $288,375 at October 31, 2008.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. At July 31, 2009, the Company held 32 futures contracts for the purchase of 1,200,000 pounds of coffee at a weighted average price of $1.205 per pound. The fair market value of coffee applicable to such contracts was $1.31 per pound at that date. At October 31, 2008, the Company did not hold any future contracts.

The Company recorded realized and unrealized gains and losses, which are included in cost of sales for the three and nine months ended July 31, 2009 and 2008, respectively, on these contracts as follows:

	Three Months Ended July 31,
	2009	2008
	(unaudited)	(unaudited)
Gross realized gains	$834,505	$863,100
Gross realized losses	(15,923)	(732)
Unrealized gains and (losses)	103,611	(69,252)
Total	$922,193	$925,616

	Nine Months Ended July 31,
	2009	2008
	(unaudited)	(unaudited)
Gross realized gains	$1,225,019	$2,408,401
Gross realized losses	(243,140)	(2,569,475)
Unrealized gains and (losses)	373,029	(402,546)
Total	$1,354,908	$(563,620)

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  8  -

LINE OF CREDIT:

The Company had a financing agreement with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for a line of credit of up to $4,500,000. The line of credit was secured by a blanket lien on all the assets of the Company and the personal guarantees of two of the Company’s officers/stockholders, required monthly interest payments at a rate of LIBOR plus 1.95% and required the Company to comply with various financial covenants. This agreement matured on October 31, 2008, and on November 4, 2008, Merrill Lynch notified the Company that they had elected not to renew the line of credit. Merrill Lynch offered the Company an extension in which to repay the outstanding principal and accrued interest until February 28, 2009.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank for a $5,000,000 credit facility. The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years, expiring on February 17, 2012, and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers and stockholders of the Company. The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and restrictions on fundamental changes. The credit facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants as of July 31, 2009. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

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

On November 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2008 and for the fiscal year then ended as a result of implementing FIN 48. As of October 31, 2008 and July 31, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2008 and July 31, 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

NOTE  10  -

EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings (loss) per Share. Basic earnings (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding and diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. Through April 30, 2009, on a common share equivalent basis, 70,000 warrants, all of which expired as of May 6, 2009, have been excluded from the diluted earnings (loss) per share calculation due to the anti-dilution impact.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  11  -

ECONOMIC DEPENDENCY:

For the nine months ended July 31, 2009, approximately 35% of the Company’s sales were derived from one customer. Sales to this customer were approximately $19,400,000 and the corresponding accounts receivable from this customer at July 31, 2009 was approximately $1,086,000.

For the nine months ended July 31, 2008, approximately 33% and 8% of the Company’s sales were derived from two customers. Sales to these customers were approximately $17,661,000 and $4,253,000 and the corresponding accounts receivable from these customers at July 31, 2008 were approximately $1,017,000 and $275,000, respectively.

For the nine months ended July 31, 2009, approximately 25% and 14% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $10,500,000 and $5,800,000 and the corresponding accounts payable to these vendors at July 31, 2009 were approximately $437,000 and $364,000, respectively.

For the nine months ended July 31, 2008, approximately 41% and 7% of the Company’s purchases were from two vendors. Purchases from these vendors were approximately $20,035,000 and $3,750,000 and the corresponding accounts payable to these vendors at July 31, 2008 were approximately $946,000 and $148,000, respectively.

In addition, an employee of one of these vendors is a director of the Company. Purchases from that vendor totaled approximately $10,500,000 and $20,035,000 for the nine months ended July 31, 2009 and 2008, respectively. The corresponding accounts payable to this vendor were approximately $437,000 at July 31, 2009 and $1,282,000 at October 31, 2008. Management does not believe that the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE  12  -

STOCKHOLDERS’ EQUITY:

a.

Warrants to Purchase Common Stock:

The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock which concluded on June 16, 2005. Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The fair value of these warrants were credited to additional paid-in capital. The warrants were exercisable for a period of five (5) years and contained provisions for cashless exercise, anti-dilution and piggyback registration rights. The warrants expired on May 6, 2009 and are no longer exercisable.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  12  -

STOCKHOLDERS’ EQUITY (cont’d):

b.

Treasury Stock:

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. During the nine months ended July 31, 2009 and 2008, the Company purchased 4,693 and 62,214 shares for $5,526 and $200,592, respectively.

c.

Dividends:

On February 28, 2008, the Company paid a cash dividend of $1,544,568 ($0.28 per share) to all stockholders of record as of January 31, 2008.

NOTE  13  -

FAIR VALUE MEASUREMENTS:

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS No. 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS No. 159.

Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS No. 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS No. 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(Unaudited)

NOTE  13  -

FAIR VALUE MEASUREMENTS (cont’d):

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
	Carrying Amount in Balance Sheet July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Commodities	$1,298,974	$1,298,974	$—	$—

The valuation of the commodities was based upon quoted market prices from a national exchange by the Company as of July 31, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

•

the impact of rapid or persistent fluctuations in the price of coffee beans;

•

fluctuations in the supply of coffee beans;

•

general economic conditions and conditions which affect the market for coffee;

•

the macro-global economic environment;

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward-looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances that occur after the date of this quarterly report.

Overview

We are an integrated wholesale coffee roaster and dealer in the United States and one of the few coffee companies that offers a broad array of coffee products across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are well-positioned to increase our profitability and endure potential coffee price volatility throughout varying cycles of the coffee market and economic conditions.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made the strategic decision to invest in measures that will increase net sales. In February 2004, we acquired certain assets of Premier Roasters, including equipment and a roasting facility in La Junta, Colorado. We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers. In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC (“GCC”), a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products. We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory. We believe that the joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past. With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business. High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize. As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold. In addition, the number of our customers in all three areas increased.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We plan to sell the property located in Brooklyn and expect to complete the sale in September 2009. The sale of our Brooklyn property will enhance our already strong cash position and liquidity. Although we incurred a related severance cost of $78,500 in the third quarter of fiscal 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies. The agreement gives us the rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States. We are continuing to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well. These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

Our net sales are affected by the price of green coffee. We import green coffee from Colombia, Mexico, Kenya, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, in Brazil, which produces one-third of the world’s green coffee, the coffee crops are susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.

We have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contracts. If the futures and options contracts that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, assets held for sale, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

•

We recognize revenue in accordance with SEC issued SAB No. 104, Revenue Recognition (“SAB No. 104”). Under SAB No. 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

•

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible would decrease our operating income by approximately $79,862 for the quarter ended July 31, 2009.

•

Inventories are stated at cost (determined on a first-in, first-out basis). Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $45,036 for the quarter ended July 31, 2009.

•

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our deferred tax asset as of July 31, 2009 of $259,000 may require a valuation allowance if we do not generate taxable income.

Quarter Ended July 31, 2009 Compared to the Quarter Ended July 31, 2008

Net Income. We had net income of $799,760, or $0.15 per share (basic and diluted), for the three months ended July 31, 2009 compared to net income of $551,259 or $0.10 per share (basic and diluted), for the three months ended July 31, 2008. The increase in net income primarily reflects decreased cost of sales, which resulted in an increase in gross profit.

Net Sales. Net sales totaled $17,289,305 for the three months ended July 31, 2009, a decrease of $309,267, or 1.8%, from $17,598,572 for the three months ended July 31, 2008. The decrease in net sales reflects decreased sales prices compared to the third quarter of fiscal 2008. The sales price of coffee decreased from $1.39 per pound at July 31, 2008 to $1.28 per pound at July 31, 2009.

Cost of Sales. Cost of sales for the three months ended July 31, 2009 was $14,375,619 or 83.1% of net sales, as compared to $15,002,037 or 85.2% of net sales for the three months ended July 31, 2008. The decrease in cost of sales reflects the decreased cost of green coffee. Green coffee purchases decreased $344,312 from $14,136,315 to $13,792,003 due to lower robusta green coffee purchase prices.

Gross Profit. Gross profit increased $317,151 to $2,913,686 for the three months ended July 31, 2009 as compared to gross profit of $2,596,535 for the three months ended July 31, 2008. Gross profit as a percentage of net sales increased by 2.1% for the three months ended July 31, 2009 as compared to gross profit as a percentage of net sales for the three months ended July 31, 2008. The increase in our margins reflects the decreased cost of sales.

Operating Expenses. Total operating expenses decreased by $17,307, or 1.13%, to $1,507,676 for the three months ended July 31, 2009 as compared to operating expenses of the three months ended July 31, 2008. The decrease in operating expenses was due to decreases in selling and administrative expense of $5,781 and a decrease in officers’ salaries of $11,526.

Other Expense. Other expense increased by $45,102 to $73,815 for the three months ended July 31, 2009 compared to other expense of $28,713 for the three months ended July 31, 2008. Interest income decreased by $4,275 and interest expense increased $40,827 during the quarter compared to the same period in 2008. The decrease in interest income resulted from the decreased amounts held at brokers. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2009 totaled $534,668 compared to a provision of $490,326 for the three months ended July 31, 2008. The increase reflects higher pre-tax income for the quarter.

Nine Months Ended July 31, 2009 Compared to the Nine Months Ended July 31, 2008

Net Income. We had a net income of $1,592,211, or $0.29 per share (basic and diluted), for the nine months ended July 31, 2009 compared to a net loss of ($1,310,654), or ($0.24) per share (basic and diluted), for the nine months ended July 31, 2008. The increase in net income reflects increased net sales, decreased cost of sales, decreased operating expenses and elimination of hedging loss.

Net Sales. Net sales totaled $54,020,045 for the nine months ended July 31, 2009, an increase of $3,289,491, or 6.5%, from $50,730,554 for the nine months ended July 31, 2008. The increase in net sales reflects increased amounts of green coffee, branded coffee and private label coffee sold, partially offset by lower sales prices compared to the first nine months of 2008.

Cost of Sales. Cost of sales for the nine months ended July 31, 2009 was $46,786,962 or 86.6% of net sales, as compared to $47,927,963 or 94.5% of net sales for the nine months ended July 31, 2008. The decrease in cost of sales primarily reflects the increased cost of green coffee offset by an increase in gains on options and futures contracts. Green coffee purchases increased $2,066,330 from $26,360,963 to $28,427,293 due to higher private label and green coffee sales volumes. Net gains on options and futures contracts, a component of cost of sales, equaled $1,324,908 for the nine months ended July 31, 2009 compared to net losses on options and futures contracts of $563,620 for the nine months ended July 31, 2008. The losses on options and futures contracts in 2008 resulted from a surge in commodities prices due to the weak dollar and a significant increase in market speculation during the second quarter of fiscal year 2008. As the commodities markets have stabilized, gains on options and futures contracts have returned to more historical levels.

Gross Profit. Gross profit increased $4,430,492 to $7,233,083 for the nine months ended July 31, 2009 as compared to $2,802,591 for the nine months ended July 31, 2008. Gross profit as a percentage of net sales increased by 7.9% for the nine months ended July 31, 2009 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2008. The increase in our margins reflects the increase in net sales and decrease in cost of sales.

Operating Expenses. Total operating expenses decreased by $343,826, or 7.2%, to $4,400,211 for the nine months ended July 31, 2009 from $4,744,037 for the nine months ended July 31, 2008. The decrease in operating expenses was due to decreases in selling and administrative expense of $332,300. The decrease in selling and administrative expenses mainly reflects decreases of approximately $50,000 in repairs and maintenance, $144,000 in insurance expense, $65,000 in professional services, $30,000 in equipment rentals and $35,000 in real estate taxes partially offset by increases of approximately $117,000 in contract labor, $68,000 in Entenmann’s setup expenses and $39,000 in trading expenses. These changes reflect the closing of our Brooklyn facility and subsequent transfer of production to both Colorado and Ohio.

Other Expense. Other expense increased by $122,578 to $169,065 for the nine months ended July 31, 2009 compared to other expense of $46,487 for the nine months ended July 31, 2008. Interest income decreased by $41,819 and interest expense increased $80,759 during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. The decrease in interest income resulted from the decreased amounts held at brokers as well as previously non-existent interest rates now being paid at brokerage houses. The increase in interest expense resulted from an increase in the average balance and higher rates on our outstanding line of credit.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2009 totaled $1,068,171 compared to a benefit of $679,623 for the nine months ended July 31, 2008. The increase reflects higher pre-tax income for the nine months ended July 31, 2009 compared to a pre-tax loss for the nine months ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2009, we had working capital of $7,794,933 which represented a $2,782,634 increase from our working capital of $5,012,299 as of October 31, 2008, and total stockholders’ equity of $9,434,108 which increased by $1,586,685 from our total stockholders’ equity of $7,847,423 as of October 31, 2008.

For the nine months ended July 31, 2009 our operating activities used net cash of $125,452 as compared to the nine months ended July 31, 2008 when net cash provided by operating activities was $543,369. The decreased cash flow from operations for the nine months ended July 31, 2009 was primarily due to an increase of $956,705 in commodities held at broker and a $4,215,987 decrease in accounts payable and accrued expenses, partially offset by a $1,065,442 decrease in accounts receivable, $542,909 decrease in inventories and $1,406,906 of decreases in deferred income taxes and prepaid and refundable income taxes.

For the nine months ended July 31, 2009, our investing activities used net cash of $166,879, as compared to the nine months ended July 31, 2008 when net cash used in investing activities was $352,446. The decrease in net cash used in investing activities for the nine months ended July 31, 2009 was due to the decrease in purchases of property and equipment.

For the nine months ended July 31, 2009, our financing activities provided net cash of $1,344,649 compared to net cash used in financing activities of $313,789 for the nine months ended July 31, 2008. The change in cash flow from financing activities for the nine months ended July 31, 2009 was primarily due to increased advances under our line of credit, partially offset by increased principal payments under the line of credit and a dividend payment of $1,544,568 made during the nine months ended July 31, 2008.

As of October 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”). This $4,500,000 line of credit was to expire on February 28, 2009 and required monthly interest payments at a rate of LIBOR plus 1.95%. This loan was secured by a blanket lien on all of our assets. On February 17, 2009, we entered into a Loan and Security Agreement with Sterling National Bank for a new credit facility to provide for our working capital requirements and we terminated the credit facility with Merrill Lynch. The new credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers and shareholders of the Company. The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and restrictions on fundamental changes.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2009 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our La Junta, Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We plan to sell the property located in Brooklyn, New York and expect to complete the sale in September 2009. The sale of our Brooklyn, New York property will enhance our already strong cash position and liquidity. Although we incurred a related severance cost of $78,500 in the third quarter of fiscal 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2009, our debt consisted of $4,872,382 of variable rate debt under our revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 6 of the notes to financial statements in this report. In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices. We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future. We believe that, in normal economic times, our hedging policies are a vital element to our business model which not only control our cost of sales, but also give us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression if coffee prices were to suddenly rise.

At July 31, 2009 the Company held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at $1.15 per pound. The market price of these options was $147,150 at July 31, 2009. At October 31, 2008, the Company held 50 options covering an aggregate of 1,875,000 pounds of green coffee beans at $1.275 per pound. The market price of these options was $288,375 at October 31, 2008.

At July 31, 2009, the Company held 32 futures contracts for the purchase of 1,200,000 pounds of coffee at a weighted average price of $1.205 per pound. The market price of coffee applicable to such contracts was $1.31 per pound at that date. At October 31, 2008, the Company did not hold any future contracts.

Item 4T.

Controls and Procedures.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated, as is appropriate, to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, to allow timely discussions regarding disclosure.

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

Item 1A.

Risk Factors.

There were no material changes during the quarter ended July 31, 2009 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2008.

Item 2.

Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit Number	Description
31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 9, 2009.

COFFEE HOLDING CO., INC.

By:	/s/ ANDREW GORDON
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)