Form 10-K
period 2009-10-31
COFFEE HOLDING CO INC
filed 2010-01-28
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the American Stock Exchange on December 31, 2009, was $10,224,102.

As of December 31, 2009, the registrant had 5,440,823 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2009, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.     BUSINESS

General Overview

Products and Operations.  We are an integrated wholesale coffee roaster and dealer in the United States.  Our core products can be divided into three categories:

●   Wholesale Green Coffee:  unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

●    Private Label Coffee:  coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

●    Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

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

We were founded and incorporated in New York State in 1971 and have been a family operated business for almost 40 years.  In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation.  In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange under the symbol “JVA.”  Our fiscal year ends on October 31.

Our corporate offices are located at 3475 Victory Boulevard, Staten Island, New York 10314.  Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com.

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our Brooklyn, New York location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States.  In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000.  The assets purchased by us include all of the operating equipment located at Premier Roasters’s La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters’s coffee products.  In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta.  We are using the assets that we purchased to expand our integrated wholesale coffee roaster and dealer operations in the Western United States.  Our Colorado location allows us to reduce our freight and shipping costs to the Western United States, thereby enabling us to be more competitive in bidding for new business.  In addition, our presence in Colorado has increased the number of customers we have because of our proximity to the West Coast.

In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company (“GCC”), which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and are the exclusive supplier of its coffee inventory.  We believe that the joint venture with GCC allows us to bid on the private label gourmet whole bean business which we had not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of some of our current wholesale and retail customers, we believe we will be able to successfully combine our canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees.

In October 2009, we sold our Brooklyn, New York location after ceasing our manufacturing operations there in May.  The majority of our processing has been moved to our La Junta, Colorado facility with our Generations Coffee Company, LLC facility in Brecksville, Ohio becoming more involved with everyday coffee processing.  We believe that the closing of our Brooklyn facility will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of the Company.  In addition, we believe that the savings and the proceeds generated from the sale will improve our cash flow and provide us with great flexibility as a company to promote our brands and explore and re-evaluate strategic opportunities to bolster our long-term growth.

Positioned to Profitably Grow Through Varying Cycles of the Coffee Market. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points.  While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

●   Retail branded coffee;
●   Mainstream retail private label coffee;
●   Specialty retail coffees both private label and branded;
●   Wholesale specialty green and gourmet whole bean coffees;
●   Food service;
●   Instant coffees; and
●   Niche products.

Our branded and private label roasted ground coffees are sold at competitive and value price levels while some of our other branded and specialty coffees are sold predominantly at premium price levels.  Premium price level coffee is high-quality gourmet coffee, such as AA Arabica coffee, which sell at a substantial premium over traditional retail canned coffee, while competitive and value price level coffee is mainstream or traditional canned coffee.  Because of this diversification, we believe that our profitability is not dependent on any one area of the coffee industry and, therefore, is less sensitive than our competition to potential coffee commodity price and overall economic volatility.

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 88% from 150 to 282.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Green Mountain Coffee Roasters (“GMCR”), we have a 17-year relationship with GMCR, our largest wholesale green coffee customer.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 27 and 29 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Selectively Pursue Strategic Acquisitions and Alliances.  We intend to expand our operations by acquiring coffee companies, seeking strategic alliances and acquiring or licensing brands, which complement our business objectives.  Consistent with this strategy, in February 2004, we acquired certain assets of Premier Roasters and entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks, including Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, and Mellow’d Roast lines, in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level.

In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC, which engages in the roasting, packaging and sale of private label specialty coffee products.  We believe this joint venture allows us to successfully bid on and compete for specialty private label coffee opportunities which we were not operationally set up to compete for in the past.

In July 2007, we entered into a licensing agreement with Entenmann’s Products, Inc., which gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  We believe these products give the line a visible upscale image to our retailers and their customers, which we believe is integral to the long-term success of this arrangement.

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

Further Market Penetration of Our Niche Products.  We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

●   Specialty blends;
●   Private label “value” blends and trial-sized mini-brick packages;
●   Specialty instant coffees;
●   Instant cappuccinos and hot chocolates; and
●   Tea line products.

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

Our Core Products

    Our core products can be divided into three categories:

    ●    Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

    ●    Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

    ●    Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

Wholesale Green Coffee.  The specialty green coffee market represents the fastest growing area of our industry.  The number of gourmet coffee houses have been increasing in all areas of the United States.  The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace.  As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales.  We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over 90 different varieties.  Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves.  We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer.  We believe that we can increase sales of wholesale green coffee without venturing into the highly competitive retail specialty coffee environment and that we can be as profitable or more profitable than our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2009, we supplied coffee under approximately 50 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee.  We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado and Brecksville, Ohio.  We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W, IL CLASSICO, and Entenmann’s trademarks in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level.  For further information regarding our trademark rights, see “Business—Trademarks.”

Each of our name brands is directed at a particular segment of the coffee market.  Our branded coffees are:

Café Caribe is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, the Hispanic consumer market;

S&W is an upscale canned coffee established in 1921 and includes Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, Mellow’d Roast and IL CLASSICO lines;

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

Il CLASSICO is an S&W brand espresso product; and

Our Entenmann’s line of coffee products consists of three canned coffees and six different bagged coffees, each of which is made from superior quality 100% Arabica specialty coffee beans that represent less than 10% of all coffee beans grown in the world.

Other Products

We also offer several niche products, including:

    ●          trial-sized mini-brick coffee packages;
    ●          specialty instant coffees;
    ●          instant cappuccinos and hot chocolates; and
    ●          tea line products.

Raw Materials

    Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $0.85 to $1.73.  The price for coffee beans on the commodities market as of October 31, 2009 was $1.36 per pound.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of five cents above the current market price.  Although we may purchase Fair Trade certified coffee from time to time, we are not obligated to do so and we do not have any commitments to purchase Fair Trade certified coffee.  Our Ohio Facility operated by GCC is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

    We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  In fiscal year 2009, approximately 83% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $16.7 million, or 27% of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  Another of these suppliers, Daarnhouwer & Co., B.V., accounted for approximately $7.6 million, or 12% of our total product purchases.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

    Historically, we have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline or increase significantly in a very short period of time.  In addition, we would generally remain exposed to supply risk in the event of non-performance by the counter-parties to any futures contract.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.  See Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.

Trademarks

    We hold trademarks, registered with the United States Patent and Trademark Office, for all seven of our proprietary coffee brands and an exclusive license for S&W, IL CLASSICO, and Entenmann’s  brands for sale in the United States.  Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations.  We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

    We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $26.4 million, or 35% of our net sales for the fiscal year ended October 31, 2009 and $23.6 million, or 32%, for the fiscal year ended October 31, 2008.

    Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices.  Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy is effective to eliminate the pricing risks and we would remain exposed to loss when prices change significantly in a short period of time, and we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.

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

●    For over 15 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

● We are members of Grounds for Health, an organization that educates, screens, and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

●    We are a licensed Fair Trade dealer of Fair Trade certified coffee.  Fair Trade helps small coffee farmers to increase their incomes and improve the prospects of their communities and families.  It guarantees farmers a minimum price of $1.25 per pound or twelve cents above the current market price.

●    Most recently, we are the administrative benefactors to a new non-profit organization called Cup for Education.  After discovering the lack of schools, teachers, and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, “Cup” was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education.

Competition

    The coffee market is highly competitive.  We compete in the following areas:

    Wholesale Green Coffee.  There are many green coffee dealers throughout the United States.  Many of these dealers have greater financial resources than we do.  However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their business.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base.  The assistance we provide our customers includes training, coffee blending and market identification.  Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.  We believe that the addition of our two green coffee salespersons in Florida and Oregon allows us to compete more effectively throughout the country.

    Private Label Competition.  There are several major producers of coffee for private label sale in the United States.  Many other companies produce coffee for sale on a regional basis.  Our main competitor is the former retail coffee division of Sara Lee Corporation, which was purchased by Segafredo Zanetti Group in 2006, now known as Massimo Zanetti Beverage.  Massimo Zanetti Beverage is larger and has more financial and other resources than we do and, therefore, is able to devote more resources to product development and marketing.  We believe that we remain competitive by providing a high level of quality and customer service.  This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities.  In addition, we provide our private label customers with information on the coffee market on a regular basis.

    Branded Competition.  Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States.  The branded coffee market in both the Northeast and elsewhere is dominated by three large companies:  Kraft General Foods, Inc. (owner of the Maxwell House brand), Smuckers (owner of the Folgers brand) and Massimo Zanetti Beverage which also markets specialty coffee in addition to non-specialty coffee.  Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions.  We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years.  In addition, our relationship with Entenmann’s resulted in Entenmanns’s entry into the coffee business being voted as the second best brand extension of 2007 by Brandweek.com.

Government Regulation

    Our coffee roasting operations are subject to various governmental laws and regulations, which require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection.  Our roasting facility is subject to state and local air-quality and emissions regulation.  If we encounter difficulties in obtaining any necessary licenses or if we have difficulty complying with these laws and regulations, then we could be subject to fines and penalties, which could have a material adverse effect on our profitability.  In addition, our product offerings could be limited, thereby reducing our revenues.

    We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business.  We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Employees

    We have 56 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

Risk Factors Affecting Our Company

    Because our business is highly dependent upon a single commodity, coffee, any decrease in demand for coffee could materially adversely affect our revenues and profitability.  Our business is centered on essentially one commodity: coffee.  Our operations have primarily focused on the following areas of the coffee industry:

    ●    the roasting, blending, packaging and distribution of private label coffee;
    ●    the roasting, blending, packaging and distribution of proprietary branded coffee; and
    ●    the sale of wholesale specialty green coffee.

Demand for our products is affected by:

    ●   consumer tastes and preferences;
    ●   global economic conditions;
    ●   demographic trends; and
    ●   the type, number and location of competing products.

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

    If we are unable to geographically expand our branded and private label products, our growth will be impeded which could result in reduced sales and profitability.  Our business strategy emphasizes, among other things, geographic expansion of our branded and private label products as opportunities arise.  We may not be able to implement successfully this portion of our business strategy.  Our ability to implement this portion of our business strategy is dependent on our ability to:

    ●   market our products on a national scale;
    ●   increase our brand recognition on a national scale;
    ●   enter into distribution and other strategic arrangements with third party retailers; and
    ●   manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our distribution channels.

    Our sales and profitability may be adversely affected if we fail to successfully expand the geographic distribution of our branded and private label products.  In addition, our expenses could increase and our profits could decrease as we implement our growth strategy.

    If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, during the latter half of fiscal year 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on futures contracts are reflected in cost of sales.  Gains on futures contracts reduce cost of sales and losses on futures contracts increase cost of sales.  Although we had net gains on futures contracts for the year ended October 31, 2009, we have incurred losses on futures contracts during some past reporting periods.  Such losses could materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

    Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy is effective in eliminating pricing risks and we generally remain exposed to loss on futures contracts when prices decline significantly in a short period of time, and we generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although, historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, we may not be able to pass price increases through to our customers in the future.  Our hedging strategy and the hedges that we enter into may not adequately offset the risks of coffee bean price volatility and our hedges may result in losses.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  In this case, our costs of sales may increase, resulting in a decrease in profitability.

    Our revenues and profitability could be adversely affected if our joint venture is not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC (“GCC”), which engages in the roasting, packaging and sale of private label specialty coffee products.  While we believe that the GCC joint venture will be successful, losses in this joint venture would hurt our profitability.

    In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Joint venture investments also entail a risk of impasse on decisions, because neither we nor our joint venture partner would have full control over the joint venture.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

     Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances could materially affect our revenues and profitability.  Our strategy of growth through the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

    ●   such acquisitions, licensing arrangements or other strategic alliances may divert our management’s attention from our existing operations;
    ●   we may not be able to successfully integrate any acquired coffee companies or new coffee brands into our existing business;
    ●   we may not be able to manage the contingent risks associated with the past operations of, and other unanticipated problems arising in, any acquired coffee company; and
    ●   we may not be able to control unanticipated costs associated with such acquisitions, licensing arrangements or strategic alliances.

In addition, any such acquisitions, licensing arrangements or strategic alliances may result in:

    ●   potentially dilutive issuances of our equity securities; and
    ●   the incurrence of additional debt.

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

    The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependant upon sales of our private label and branded coffee to two retailers and upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters ("GMCR").  Sales to GMCR accounted for approximately 35% of our net sales for the year ended October 31, 2009.

    Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

    If we lose our key personnel, including Andrew Gordon and David Gordon, our revenues and profitability could suffer.  Our success depends to a large degree upon the services of Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations and Secretary.  We also depend to a large degree on the expertise of our coffee roasters.  We do not have employment contracts with our coffee roasters.  Our ability to source and purchase a sufficient supply of high quality coffee beans and to roast coffee beans consistent with our quality standards could suffer if we lose the services of any of these individuals.  As a result, our business and operating results would be adversely affected.  We may not be successful in obtaining and retaining a replacement for either Andrew Gordon or David Gordon if they elect to stop working for us.  In addition, we do not have key-person insurance on the lives of Andrew Gordon or David Gordon.

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

    Our success in promoting and enhancing our brands will also depend on our ability to provide customers with high quality products and service.  Although we take measures to ensure that we sell only fresh roasted coffee, we have no control over our roasted coffee products once they are purchased by our customers.  Accordingly, wholesale customers may store our coffee for longer periods of time or resell our coffee without our consent, in each case, potentially affecting the quality of the coffee prepared from our products.  Although we believe we are less susceptible to quality control problems than many of our competitors because a majority of our products are sold in cans or brick packs unlike whole bean coffees, if consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and ability to implement our business strategy may be adversely affected.

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

    Our operating results may fluctuate significantly, which makes our results of operations difficult to predict and could cause our results of operations to fall short of expectations.  Our operating results may fluctuate from quarter to quarter and year to year as a result of a number of factors, many of which are outside of our control.  These fluctuations could be caused by a number of factors including:

    ●   fluctuations in purchase prices and supply of green coffee;
    ●   fluctuations in the selling prices of our products;
    ●   the level of marketing and pricing competition from existing or new competitors in the coffee industry;
    ●   the success of our hedging strategy;
    ●   our ability to retain existing customers and attract new customers; and
    ●   our ability to manage inventory and fulfillment operations and maintain gross margins.

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

    If there was a significant interruption in the operation of our Colorado facility, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings.  A significant interruption in the operation of our Colorado coffee roasting and distribution facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business.  As a result, our revenues and earnings would be materially adversely affected.

    A worsening of the United States economy could materially adversely affect our business.  Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic downturn.  This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products or otherwise implement our business strategy.  For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business.  If the current economic situation deteriorates significantly, our business could be negatively impacted.

Risk Factors Related to the Coffee Industry

    Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit.  Green coffee is our largest single cost of sales.  Coffee is a traded commodity and, in general, its price can fluctuate depending on:

    ●   weather patterns in coffee-producing countries;
    ●   economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;
    ●   foreign currency fluctuations; and
    ●   trade regulations and restrictions between coffee-producing countries and the United States.

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

    Disruptions in the supply of green coffee could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to grow our business.  Green coffee is a commodity and its supply is subject to volatility beyond our control.  Supply is affected by many factors in the coffee growing countries including weather, political and economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations.  If we were unable to procure a sufficient supply of green coffee, our sales would suffer.

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

    The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability.  The coffee markets in which we do business are highly competitive and competition in these markets is likely to become increasingly more intense due to the relatively low barriers of entry.  The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail.  To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected.  Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees.  These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), Massimo Zanetti Beverage, and Smuckers (owner of the Folgers brand), have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion.  In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale.  If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.	PROPERTIES

    We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space.  We pay annual rent of $114,000 under the terms of the lease, which expires on October 31, 2023.

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

    None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock trades on the American Stock Exchange under the symbol “JVA.”  On February 28, 2008, we paid a special dividend in the amount of $0.28 per share.  We have not declared or paid any other dividends on our common stock during the last three fiscal years.  We do not intend to pay dividends for the foreseeable future.  At December 31, 2009, there were 375 holders of record of an aggregate of 5,440,823 shares of our common stock issued and outstanding.

    We did not repurchase any of our common stock during the quarter ended October 31, 2009.

    The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2008
1st Quarter	$5.25	$3.83
2nd Quarter	$4.60	$2.36
3rd Quarter	$2.58	$1.98
4th Quarter	$3.09	$1.23
	2009
1st Quarter	$1.79	$0.77
2nd Quarter	$4.91	$0.56
3rd Quarter	$4.98	$1.87
4th Quarter	$5.21	$3.55

ITEM 6.	SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$74,452	$71,186	$57,365	$51,171	$41,545
Cost of sales	64,440	68,762	49,071	43,576	33,876
Gross profit	10,012	2,424	8,294	7,595	7,669
Operating expenses	6,389	6,363	6,842	6,231	5,698
Income (loss) from operations	3,623	(3,939)	1,452	1,364	1,971
Other income (expense)	1,869	(86)	(90)	(68)	(60)
Income (loss) before income taxes	5,492	(4,025)	1,362	1,296	1,911
Provision (benefit) for income taxes	2,159	(1,430)	418	602	726
Minority interest	(42)	(2)	(7)	(6)	–
Net income (loss)	$3,291	$(2,597)	$937	$700	$1,185
Net income (loss) per share – Basic and diluted	$0.60	$(0.47)	$0.17	$0.13	$0.25

	At October 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$19,804	$21,002	$20,397	$18,982	$16,545
Short-term debt	792	3,522	897	2,543	1,064
Long-term debt	–	–	–	–	–
Total liabilities	8,625	13,151	8,194	7,640	5,904
Stockholders’ equity	11,133	7,847	12,202	11,342	10,642
Book value per share	$2.05	$1.44	$2.05	$2.05	$1.92

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note on Forward-Looking Statements

    Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-K and management’s expectations and projections about future events, including, among other things:

    ●   the impact of rapid or persistent fluctuations in the price of coffee beans;

    ●    fluctuations in the supply of coffee beans;

    ●    general economic conditions and conditions which affect the market for coffee;

    ●    the macro global economic environment;

    ●    our success in implementing our business strategy or introducing new products;

    ●    our ability to attract and retain customers;

    ●    our success in expanding our market presence in new geographic regions;

    ●    the effects of competition from other coffee manufacturers and other beverage alternatives;

    ●    changes in tastes and preferences for, or the consumption of, coffee;

    ●    our ability to obtain additional financing; and

    ●    other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

    In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Consequently, no forward-looking statement can be guaranteed.  In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances, that occur after the date of this annual report.

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

Our operations have primarily focused on the following areas of the coffee industry:

● the sale of wholesale specialty green coffee;

● the roasting, blending, packaging and sale of private label coffee; and

● the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

● the level of marketing and pricing competition from existing or new competitors in the coffee industry;

● our ability to retain existing customers and attract new customers;

● fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

● our ability to manage inventory and fulfillment operations and maintain gross margins.

    Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC (“GCC”), a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  We believe that the joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

    We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce interest expense.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal year 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

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

    Our net sales are affected by the price of green coffee.  We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November.  However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee.  Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources.  Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.

    We have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time.  In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.

Critical Accounting Policies and Estimates

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, assets held for sale, income taxes and loss contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●    We recognize revenue in accordance with the authoritative guidance.  Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We generally recognize revenue at the time of shipment.  Sales are reflected net of discounts and returns.

●    Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $102,000 for the year ended October 31, 2009.

●    Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $48,000 for the year ended October 31, 2009.

●    We account for income taxes in accordance with the authoritative guidance.  Deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2009 of $150,500 may require a valuation allowance if we do not generate taxable income.

Year Ended October 31, 2009 (Fiscal Year 2009) Compared to the Year Ended October 31, 2008 (Fiscal Year 2008)

    Net Income.  We had net income of $3,291,066, or $0.60 per share (basic and diluted), for the fiscal year ended October 31, 2009 compared to a net loss of ($2,597,294) or ($0.47) per share (basic and diluted) for the fiscal year ended October 31, 2008.  The increase in net income primarily reflects an increase in net sales and a decrease in cost of sales, which resulted in an increase in gross profit, and a $1,955,847 increase in other income resulting from the sale of our Brooklyn, New York facility.

    Net Sales.  Net sales totaled $74,451,673 for the fiscal year ended October 31, 2009, an increase of $3,265,361, or 4.6%, from $71,186,312 for the fiscal year ended October 31, 2008.  The increase in net sales reflects higher coffee prices during fiscal year 2009 as compared to fiscal year 2008, as well as our move into producing and selling higher margin products.

    Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2009 was $64,439,494, or 86.6%, of net sales, as compared to $68,762,310, or 96.6%, of net sales for the fiscal year ended October 31, 2008.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects the decreased cost of green coffee and gains on options and futures contracts as we held favorable positions in both throughout fiscal year 2009.  Cost of sales includes purchases of approximately $16.7 million and $24.2 million in fiscal years 2009 and 2008, respectively, from a related party.

    Gross Profit.  Gross profit for the fiscal year ended October 31, 2009 was $10,012,179, an increase of $7,588,177 from $2,424,002 for the fiscal year ended October 31, 2008.  Gross profit as a percentage of net sales increased to 13.45% for the fiscal year ended October 31, 2009 from 3.41% for the fiscal year ended October 31, 2008.  The increase in our margins reflects the decreased cost of sales.

    Operating Expenses.  Total operating expenses increased $26,516, or 0.42%, to $6,389,050 for the fiscal year ended October 31, 2009 from $6,362,534 for the fiscal year ended October 31, 2008 due to increases in bad debt expense and officers’ salaries, partially offset by a decrease in selling and administrative expense.  Selling and administrative expenses decreased $183,675, or 3.2%, to $5,530,357 for the year ended October 31, 2009 from $5,714,032 for 2008.  The decrease in selling and administrative expenses reflects several factors, including decreases of approximately $129,000 in shipping costs, $201,000 in insurance costs, and decreases in certain other selling and administrative expenses, partially offset by increases of $294,000 in contract labor costs and $87,000 in Entenmann’s setup costs.

     Shipping costs decreased due to increased sales to our large green coffee customers who pay the shipping expenses for product they purchase from us, as well as, reduced fuel surcharges as a result of the lower cost of heating oil and crude oil during fiscal year 2009.  The decrease in insurance cost was associated with the closing of our Brooklyn, New York facility. The increase in contract labor costs reflected increased production in our Ohio facility which produces our Café Caribe and food service items.  The increase in the Entenmann’s slotting costs reflected marketplace expansion of these products.

    Other Income.  Other income was $1,869,300 for the fiscal year ended October 31, 2009 as compared to other expense of ($86,547) for the fiscal year ended October 31, 2008.  The increase in other income was attributable to an approximately $2,108,000 gain on the sale of our Brooklyn, New York facility, partially offset by an approximately $111,000 increase in interest expense.

    Income Before Taxes and Minority Interest in Subsidiary.  We had income of $5,492,429 before income taxes and minority interest in subsidiary for the fiscal year ended October 31, 2009 compared to a loss of ($4,025,079) for the fiscal year ended October 31, 2008.  The increase was primarily attributable to our increase in gross profit, which is primarily due to our decreased cost of sales and the sale of our Brooklyn, New York facility.

    Income Taxes.  Our provision for income taxes for the fiscal year ended October 31, 2009 totaled ($2,159,319) compared to a benefit of $1,430,110 for the fiscal year ended October 31, 2008.  The change was attributable to income from operations for the fiscal year ended October 31, 2009 compared to a loss from operations during the same period in 2008.

Liquidity and Capital Resources

    As of October 31, 2009, we had working capital of $9,544,795, which represented a $4,532,496 increase from our working capital of $5,012,299 as of October 31, 2008, and total stockholders’ equity of $11,132,963 which increased by $3,285,540 from our total stockholders’ equity of $7,847,423 as of October 31, 2008.  Our working capital increased primarily due to an increase of $404,635 in cash and cash equivalents, a $2,730,579 decrease in line of credit borrowings, a $2,464,208 decrease in accounts payable and a $1,106,424 increase in net accounts receivable, partially offset by a decrease of $989,867 in prepaid and refundable income taxes, a decrease of $637,877 in deferred income taxes, and an increase of $453,512 in income taxes payable.  At October 31, 2009, the outstanding balance on our line of credit was $791,628 compared to $3,522,207 at October 31, 2008.  Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income for fiscal year 2009.

On February 17, 2009, we entered into a Loan and Security Agreement with Sterling National Bank (“Sterling”) for a new credit facility to provide for our working capital requirements and we terminated the $4,500,000 line of credit we previously had under a financing agreement with Merrill Lynch Business Financial Services Inc. The new credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%. The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term. The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers and shareholders of the Company. The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, net profit, fixed charge coverage, employee loan restrictions, distribution restrictions, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions, intercompany transactions, and restrictions on fundamental changes.  However, the personal guarantees of the two officers and shareholders will be released by Sterling effective October 31, 2009 upon satisfaction of certain conditions upon Sterling’s receipt and review of the October 31, 2009 audited consolidated financial statements.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our La Junta, Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce interest expense.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

    For the fiscal year ended October 31, 2009 our operating activities provided net cash of $409,075 as compared to the fiscal year ended October 31, 2008 when net cash used by operating activities was $443,259.  The increased cash flow from operations for the fiscal year ended October 31, 2009 was primarily due to our net income of $3,291,066, a decrease in prepaid and refundable income taxes of $989,867, and a decrease in inventories of $246,411, partially offset by an increase of accounts receivable of $1,201,718, a decrease in accounts payable of $2,464,207 and an increase in prepaid expenses of $134,840.

      For the fiscal year ended October 31, 2009, our investing activities provided net cash of $2,731,665 as compared to the fiscal year October 31, 2008 when net cash used by investing activities was ($351,482).  The increase in net cash provided by investing activities for fiscal year 2009 was due to $2,906,473 in proceeds from the sale of the equipment and the manufacturing facility.

    For the fiscal year ended October 31, 2009, our financing activities used net cash of ($2,736,105) compared to net cash provided in financing activities of $867,390 for the fiscal year ended October 31, 2008.  The change in cash flow from financing activities for the fiscal year ended October 31, 2009 was primarily due to larger principal payments under the new line of credit with Sterling National Bank and paying off the old line of credit with Merrill Lynch Business Financial Services, Inc. in fiscal year 2009 and partially offset by increased advances under our new line of credit in fiscal year 2009, the February 2008 payment of dividends to our stockholders and the repurchase of outstanding common stock during fiscal year 2008 and 2009.

    We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2010 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

    Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  At October 31, 2009, our debt consisted of $791,628 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $5,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1%.  This loan is secured by tangible and intangible assets of the Company.

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

    At October 31, 2009, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of coffee at a weighted average price of $1.35 per pound.  The fair market value of coffee applicable to such contracts was $1.36 per pound at that date.  At October 31, 2008, the Company did not hold any future contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated, as is appropriate, to the Company’s management, including its principal executive officer and financial officer to allow timely decisions regarding disclosure.

    Management Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    The Company’s management assessed the effectiveness of its internal control over financial reporting as of October 31, 2009.  In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

    We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 2.01, “Completion of Acquisition or Disposition of Assets.”   On October 15, 2009, the Company closed the sale of its real property located at 4401 First Avenue, Brooklyn, New York to 4401 1st Ave LLC for a total purchase price of $3,000,000.  The sale resulted in a net gain of approximately $2,108,000, which was booked in the quarter ended October 31, 2009.  The building on the property previously housed the executive offices, as well as the plant in which the Company roasted, blended and packaged its coffee. The majority of the Company’s processing has been moved to its La Junta, Colorado facility with GCC facility in Brecksville, Ohio becoming more involved with everyday coffee processing.  Coffee Holding leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of its branded product.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents filed as part of this Report

(1)           Financial Statements

    The financial statements and related notes, together with the reports of ParenteBeard LLC and Lazar Levine & Felix, LLP appear at pages F-1 through F-23 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2)           Financial Statement Schedules

    None.

(3)           List of Exhibits

    (a)           Exhibits

    The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2
Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1
Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

10.1
Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2
Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3
Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)).

10.4
Amended and Restated Employment agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.5
Amended and Restated Employment agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.7	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC.

11.1	Calculation of Earnings Per Share.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2010.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	January 28, 2010

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	January 28, 2010

/s/ Gerard DeCapua
Gerard DeCapua	Director	January 28, 2010

/s/ Daniel Dwyer
Daniel Dwyer	Director	January 28, 2010

/s/ Barry Knepper
Barry Knepper	Director	January 28, 2010

/s/ John Rotelli
John Rotelli	Director	January 28, 2010

/s/ Robert M. Williams
Robert M. Williams	Director	January 28, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.7	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC.
11.1	Calculation of Earnings per Share.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coffee Holding Co., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. and Subsidiary (the “Company”) as of October 31, 2009 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2009 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PARENTEBEARD LLC
PARENTEBEARD LLC

Morristown, New Jersey
January 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coffee Holding Co., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. and Subsidiary (the “Company”) as of October 31, 2008 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiary as of October 31, 2008 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LAZAR LEVINE & FELIX, LLP
LAZAR LEVINE & FELIX, LLP

New York, New York
January 28, 2009

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2009 AND 2008

	2009	2008
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,367,933	$963,298
Commodities held at broker	482,746	342,269
Accounts receivable, net of allowances of $165,078 for 2009 and $141,915 for 2008	10,174,221	9,067,797
Inventories	4,800,143	5,046,554
Prepaid expenses and other current assets	419,740	284,900
Prepaid and refundable income taxes	36,068	1,025,935
Deferred income tax assets	286,000	923,877
TOTAL CURRENT ASSETS	17,566,851	17,654,630

Property and equipment, at cost, net of accumulated depreciation of $4,681,558 and $5,020,573 for 2009 and 2008, respectively	1,648,214	2,804,053
Deposits and other assets	588,573	542,893
TOTAL ASSETS	$19,803,638	$21,001,576

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,655,916	$9,120,124
Line of credit borrowings	791,628	3,522,207
Income taxes payable	453,512	-
Deferred income tax liabilities	121,000	-
TOTAL CURRENT LIABILITIES	8,022,056	12,642,331

Deferred income tax liabilities	14,500	86,000
Deferred rent	99,067	69,959
Deferred compensation payable	489,782	352,637
TOTAL LIABILITIES	8,625,405	13,150,927

MINORITY INTEREST	45,270	3,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,440,823 shares outstanding for 2009 and 5,445,516 shares outstanding in 2008	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,095,671	804,605
Less: Treasury stock, 89,007 and 84,314 common shares, at cost in 2009 and 2008	(295,261)	(289,735)
TOTAL STOCKHOLDERS’ EQUITY	11,132,963	7,847,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,803,638	$21,001,576

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008

NET SALES	$74,451,673	$71,186,312

COST OF SALES (which includes purchases of approximately $16.7 million and $24.2 million in fiscal years 2009 and 2008, respectively, from a related party)	64,439,494	68,762,310

GROSS PROFIT	10,012,179	2,424,002

OPERATING EXPENSES:
Selling and administrative	5,530,357	5,714,032
Bad debt expense	95,294	37,575
Officers’ salaries	763,399	610,927
TOTALS	6,389,050	6,362,534

INCOME (LOSS) FROM OPERATIONS	3,623,129	(3,938,532)

OTHER INCOME (EXPENSE)
Interest income	9,191	46,209
Other income and gains	5,700	9,331
Gain on sale of manufacturing facility	2,107,501	-
Interest expense	(253,092)	(142,087)
TOTALS	1,869,300	(86,547)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	5,492,429	(4,025,079)

Provision (Benefit) for income taxes	2,159,319	(1,430,110)

INCOME (LOSS) BEFORE MINORITY INTEREST	3,333,110	(2,594,969)

Minority interest in profit of subsidiary	(42,044)	(2,325)

NET INCOME (LOSS)	$3,291,066	$(2,597,294)

Basic and diluted earnings (loss) per share	$.60	$(.47)

Weighted average common shares outstanding:

Basic	5,441,462	5,476,173
Diluted	5,441,462	5,476,173

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2009 AND 2008

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
	$.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount
Balance, 10/31/07	5,514,930	5,530	14,900	(76,677)	7,327,023	4,946,467	12,202,343

Stock repurchase	(69,414)	-	69,414	(213,058)	-	-	(213,058)

Dividend	-	-	-	-	-	(1,544,568)	(1,544,568)

Net loss	-	-	-	-	-	(2,597,294)	(2,597,294)

Balance, 10/31/08	5,445,516	$5,530	84,314	$(289,735)	$7,327,023	$804,605	$7,847,423

Stock repurchase	(4,693)	-	4,693	(5,526)	-	-	(5,526)

Net income	-	-	-	-	-	3,291,066	3,291,066

Balance, 10/31/09	5,440,823	$5,530	89,007	$(295,261)	$7,327,023	$4,095,671	$11,132,963

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$3,291,066	$(2,597,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	537,375	541,204
Gain on sale of manufacturing facility	(2,107,501)	-
Unrealized (gain) loss on commodities	(329,187)	587,631
Other gains	(5,700)	-
Bad debt expense	95,294	37,575
Deferred rent	29,108	(4,588)
Deferred income taxes	687,377	(703,877)
Minority interest	42,044	2,326
Changes in operating assets and liabilities:
Commodities held at broker	188,710	2,538,630
Accounts receivable	(1,201,718)	(1,974,905)
Inventories	246,411	(574,457)
Prepaid expenses and other current assets	(134,840)	239,144
Prepaid and refundable income taxes	989,867	(789,529)
Deposits, other assets and deferred compensation	91,464	(138,939)
Accounts payable and accrued expenses	(2,464,207)	2,402,981
Income tax payable	453,512	(9,161)
Net cash provided by (used in) operating activities	409,075	(443,259)

INVESTING ACTIVITIES:
Purchases of property and equipment including equipment deposit	(204,808)	(341,982)
Proceeds from the sale of equipment	30,000	-
Proceeds from the sale of manufacturing facility	2,906,473	-
Security deposits	-	(9,500)
Net cash provided by (used in) investing activities	2,731,665	(351,482)

FINANCING ACTIVITIES:
Advances under bank line of credit	76,276,346	60,576,960
Principal payments under bank line of credit	(75,484,718)	(57,951,944)
Pay-off of previous bank line of credit	(3,522,207)	-
Payment of dividend	-	(1,544,568)
Purchase of treasury stock	(5,526)	(213,058)
Net cash (used in) provided by financing activities	(2,736,105)	867,390

NET INCREASE IN CASH AND CASH EQUIVALENTS	404,635	72,649

Cash and cash equivalents, beginning of year	963,298	890,649

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,367,933	$963,298

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
FISCAL YEARS ENDED OCTOBER 31, 2009 AND 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$250,266	$127,082
Income taxes paid	$737,494	$33,477
Income taxes (refunded)	$(703,123)	$-

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 AND 2008

NOTE 1	-	BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and it sells green coffee.  The Company’s sales are primarily to customers that are located throughout the United States with limited sales in Canada.  Such customers include supermarkets, wholesalers, gourmet roasters and individually-owned and multi-unit retailers.  The Company closed its manufacturing operations at its Brooklyn, New York location in May 2009.  The majority of the Company’s coffee processing capacity has been moved to its La Junta, Colorado facility and its facility in Brecksville, Ohio.  The Company has leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of its branded product.  The Company sold the property located in Brooklyn, New York in October 2009.

On April 7, 2006, the Company entered into a joint venture with Caruso’s Coffee, Inc. and formed Generations Coffee Company, LLC (“GCC”).  The Company owns a 60% equity interest in GCC.  GCC operates the facility located in Brecksville, Ohio and is in the same general business as the Company.  The Company also exercises control of GCC.  As a result of its 60% equity interest and control of GCC, the financial statements of GCC are consolidated with those of the Company.

We have evaluated subsequent events for recognition or disclosure through January 28, 2010, which was the date we filed this form 10-K with the SEC.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and GCC.  All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances.  The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable.  The Company establishes the allowance for doubtful accounts based on a history of past writeoffs and collections and current credit considerations.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The allowances are summarized as follows:

	2009	2008
Allowance for doubtful accounts	$105,078	$92,464
Reserve for sales discounts	60,000	49,451
Totals	$165,078	$141,915

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

MACHINERY AND EQUIPMENT:

Machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Purchases of machinery and equipment and additions and betterments which substantially extend the useful life of an asset are capitalized at cost.  Expenditures which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

COMMODITIES:

 The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are marked to market with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.  The Company has open position contracts held by a broker which includes primarily cash and commodities for futures and options in the amount of $482,746 and $342,269, at October 31, 2009 and 2008, respectively, net of unrealized gains of $77,306 at October 31, 2009 and unrealized losses of $251,881 at October 31, 2008.  The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At October 31, 2009, the Company held 30 options (generally with terms of two months or less) covering an aggregate of 1,125,000 pounds of green coffee beans at $1.35 per pound.  The fair market value of these options, which was obtained from major financial institutions, was $38,363 at October 31, 2009.  At October 31, 2008, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $1.275 per pound.  The fair market value of these options, which was obtained from major financial institutions, was $288,375 at October 31, 2008.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  At October 31, 2009, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of coffee at a weighted average price of $1.35 per pound.  The fair market value of coffee applicable to such contracts was $1.36 per pound at that date.  At October 31, 2008, the Company did not hold any future contracts.

Included in cost of sales for the years ended October 31, 2009 and 2008, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2009	2008
Gross realized gains	$1,789,424	$2,759,642
Gross realized (losses)	(269,702)	(5,240,461)
Unrealized gains (losses)	329,187	(587,631)
Total	$1,848,909	$(3,068,450)

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations was $41,724 and $60,631 for the years ended October 31, 2009 and 2008, respectively.

INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The income tax provision or benefit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities.

On November 1, 2007, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) Accounting for Uncertainty in Income Taxes.  There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2009 and 2008 and for the years then ended as a result of implementation.  At the adoption date of November 1, 2007 and at October 31, 2008 and 2009, the Company did not have any unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of November 1, 2007 and October 31, 2008 and 2009, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

STOCK OPTIONS:

The Company accounts for any stock options in accordance with the recognition and measurement provisions in the authoritative guidance issued by the FASB.  The FASB requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth by Securities and Exchange Commission (“SEC”) which provides views regarding the interaction between the FASB and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share” and certain other financial accounting pronouncements.  Basic earnings (loss) per common share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding.  Diluted earnings (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings (loss) per share was 5,441,462 and 5,476,173 at October 31, 2009 and 2008, respectively.  Through April 30, 2009 on a common share equivalent basis, 70,000 warrants, all of which expired as of May 6, 2009, have been excluded from the diluted earnings (loss) per share calculation due to the anti-dilution impact.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and deferred compensation approximate fair value because of the short-term nature of these instruments.  The carrying amount of the bank line-of-credit borrowings approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

REVENUE RECOGNITION:

The Company recognizes revenue in accordance with the authoritative guidance.  Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company generally recognizes revenue at the time of shipment.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company sells its products without the right of return.  Returns and allowances are recorded when a customer claims receipt of damaged goods and are included in the determination of net sales.  The Company in turn seeks reimbursement from the shipper.

Slotting fees:  Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves.  The cost of these fees is recognized when the liability to the retailer is created.  The amounts are included in the determination of net sales.

Sales discounts:  The amount of sales discounts are estimated and recognized at the date of the sale.  These amounts are included in the determination of net sales.

Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions.  Under incentive programs of this nature, the Company records the cost of the rebate when it is estimateable.  These amounts are included in the determination of net sales.

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

SHIPPING AND HANDLING FEES AND COSTS:

In accordance with the authoritative guidance pertaining to the “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees are reported in net sales.  The associated shipping costs, aggregating approximately $1,322,000 and $1,450,000 for the years ended October 31, 2009 and 2008, respectively, are classified as selling and administrative expenses.

CONCENTRATION OF RISK:

The Company maintains cash and cash equivalents deposits with three banks which have offices located in New York, Ohio and Colorado that, at times, exceed applicable insurance limits.  The Company performs periodic reviews of the relative credit rating of its banks to lower its risk.  The Company has not experienced any losses in such accounts, and believes it is not subject to any significant credit risk on cash and cash equivalents.

In addition, see Note 9 for concentration of risks with respect to trade receivables and purchases from vendors.

OPERATING LEASES:

Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $99,067 and $69,959 is included as deferred rent as of October 31, 2009 and 2008, respectively.

NOTE 3	-	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance requires that a change in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary.  When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements.  This guidance will be applied prospectively and become effective November 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations.  Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes.

In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date.  This guidance will be effective for the Company as of November 1, 2009.  As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective, the impact to the Company cannot be determined until the transactions occur.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This guidance was effective for the Company as of February 1, 2009.  The adoption of this guidance did not have a material impact on its consolidated financial statements.

NOTE 3	-	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued):

Pension and Other Postretirement Benefit Plan Asset Disclosures

In December 2008, the FASB issued authoritative guidance requiring additional disclosures for employers’ pension and other postretirement benefit plan assets.  This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets.  This guidance will be effective for the Company as of October 31, 2010.  As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial positions.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The delayed guidance will become effective for all nonrecurring nonfinancial assets and liabilities of the Company as of November 1, 2009.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and an adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance was adopted for the period ending July 31, 2009.  The adoption of this guidance did not have a material impact to the Company’s results of operations, cash flows or financial positions.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available.  The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities.  This guidance became effective for the Company as of October 31, 2009, and did not have a material impact on their consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company.  This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date.  This creates a practical expedient to determining a fair value estimate and certain attributes of the investment (such as redemption restrictions) will not be considered in measuring fair value.  Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the

NOTE 3	-	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued):

investments.  This guidance will become effective for the Company as of October 31, 2010 and is required to be applied prospectively.  The Company does not expect that adoption of this statement will have a material impact on its consolidated financial statements.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements.  This guidance was adopted by the Company for the period ended June 30, 2009.  Since this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial positions.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB amended authoritative guidance related to accounting for certain investments in debt and equity securities and accounting for certain investments held by not-for-profit organizations.  This revised guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities.  If it is more likely than not that an impaired debt security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings.  Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security.  In addition, the guidance expands the presentation and disclosure requirements for other-than-temporary impairments for both debt and equity securities.  This guidance was adopted for the period ended July 31, 2009 and did not have a material impact on the Company’s results of operations, cash flows, or financial positions.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  This guidance was effective for the Company for the period ended July 31, 2009.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial positions.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets.  Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly.  Furthermore, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing

NOTE 3	-	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued):

involvement.  This guidance is effective for the Company beginning November 1, 2010, and is required to be applied prospectively.  The Company does not expect that adoption of this statement will have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This guidance is effective for the Company beginning November 1, 2010.  The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants.  This guidance modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  This guidance was effective for the Company as of October 31, 2009.  The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing U.S. GAAP.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance.  This guidance is effective for the Company beginning on November 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements.  The Company is currently assessing the impacts this guidance may have on their consolidated financial statements.

NOTE 4	-	INVENTORIES:

Inventories at October 31, 2009 and 2008 consisted of the following:

	2009	2008
Packed coffee	$1,388,547	$1,135,700
Green coffee	2,484,518	3,147,572
Packaging supplies	927,078	763,282
Totals	$4,800,143	$5,046,554

NOTE 5	-	PROPERTY AND EQUIPMENT:

Property and equipment at October 31, 2009 and 2008 consisted of the following:

	Estimated Useful Life	2009	2008
Building and improvements	15-30 years	$161,298	$1,536,991
Machinery and equipment	7 years	5,708,166	5,723,855
Furniture and fixtures	7 years	460,308	422,780
		6,329,772	7,683,626
Less, accumulated depreciation		4,681,558	5,020,573
		1,648,214	2,663,053
Land		-	141,000
		$1,648,214	$2,804,053

Depreciation expense was $537,375 and $541,204 for the years ended October 31, 2009 and 2008, respectively.

The Company recorded a current asset for assets held for sale at July 31, 2009 since the Company expected to sell its Brooklyn, New York warehouse and roasting facility (the “Facility”) within twelve months and had met all other criteria required to meet held for sale accounting.  The Company sold the Facility in October 2009 at a gain summarized as follows:

Sales price	$3,000,000
Less: net book value of the Facility	(798,972)
Less: closing costs	(93,527)
Gain on sale of manufacturing facility	$2,107,501

NOTE 6	-	LINE OF CREDIT:

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

NOTE 6	-	LINE OF CREDIT (Continued):

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%.  The initial term of the credit facility is three years, expiring on February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and is personally guaranteed by two officers/stockholders of the Company.  However, the personal guarantees of the two officers/stockholders will be released by Sterling effective October 31, 2009 upon satisfaction of certain conditions upon Sterling’s receipt and review of the October 31, 2009 audited consolidated financial statements.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and intercompany transactions, and restrictions on fundamental changes.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants as of October 31, 2009.  The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

NOTE 7	-	INCOME TAXES:

The Company’s provision (benefit) for income taxes in 2009 and 2008 consisted of the following:

	2009	2008
Current
Federal	$1,270,286	$(14,175)
State and local	201,656	(9,135)
	1,471,942	(23,310)

Deferred
Federal	420,877	$(1,149,000)
State and local	266,500	(257,800)
	687,377	(1,406,800)

Provision (benefit) for income taxes	$2,159,319	$(1,430,110)

NOTE 7	-	INCOME TAXES (Continued):

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2009		2008
Federal income tax statutory rate	$1,867,426	34%	$(1,368,527)	(34%)
State income taxes	291,893	5%	(61,583)	(2%)
Effective tax rate	$2,159,319	39%	$(1,430,110)	(36%)

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Accounts receivable	$69,000	$55,000
Deferred compensation	181,000	136,000
Unrealized loss	-	97,000
Federal net operating loss	-	579,877
Inventory	36,000	56,000

Total current deferred tax asset	$286,000	$923,877

Deferred tax liabilities:
Current deferred tax liability:
Unrealized gains	$121,000	$–

Non-current deferred tax liability:
Property and equipment	14,500	86,000

Total deferred tax liabilities	$135,500	$86,000

The Company generated a federal taxable net operating loss for the year ended October 31, 2008 of $3,522,242 primarily attributable to large realized losses on option and future contracts due to the volatility in the green coffee markets.  As of October 31, 2008, the Company recorded refundable taxes of $703,123 as a result of carryback claims of $1,169,292 and $898,717 to the years ended October 31, 2007 and 2006, respectively.  The remaining federal net operating loss of $1,454,233 was used to reduce the Company’s taxable income for the year ending October 31, 2009.

A valuation allowance was not provided at October 31, 2009 or 2008.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 8	-	COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

a)
The Company occupied warehouse facilities, in Brooklyn, New York under an operating lease, which terminated in March 2009, and was originally set to expire on December 31, 2011, at a monthly rental of $15,000.  The lease required the Company to pay utilities and other maintenance expenses.  Rent charged to operations amounted to $75,000 and $180,000 for the years ended October 31, 2009 and 2008, respectively.

b)
In February 2004, the Company entered into a lease for office and warehouse space in La Junta, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2009 and 2008.

c)
In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, New York.  This lease, which is at a monthly rental of $9,500 beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $147,696 for the year ended October 31, 2009.

d)	The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans with leases on a month-to-month basis.

The aggregate minimum future lease payments as of October 31, 2009 for each of the next five years and thereafter are as follows:

October 31,

2010	$217,513
2011	221,036
2012	223,454
2013	227,155
2014	232,238
Thereafter	2,406,372

$3,527,768

401(k) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $59,882 and $60,470 for the years ended October 31, 2009 and 2008, respectively.

NOTE 9	-	ECONOMIC DEPENDENCY:

Approximately 35% of the Company’s sales were derived from one customer in 2009.  This customer also accounted for approximately $3,075,000 of the Company’s accounts receivable balance as of October 31, 2009.  Approximately 32% of the Company’s sales were derived from one customer in 2008.  This customer also accounted for approximately $1,947,000 of the Company’s account receivable balance at October 31, 2008.  Concentration of credit risk with respect to other trade receivables are limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

During fiscal 2009, 83% of the Company’s purchases were from ten vendors.  One of these vendors accounted for 27% of total purchases.  This vendor accounted for approximately $373,000 of the Company’s accounts payable at October 31, 2009.  During fiscal 2008, 87% of the Company’s purchases were from ten vendors.  One of these vendors accounted for 38% of total purchases.  This vendor accounted for approximately $1,282,000 of the Company’s accounts payable at October 31, 2008.

NOTE 10	-	RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generations Coffee Company, LLC as an outside contractor.  Payments to the partner during the year ended October 31, 2009 amounted to $274,058 for the processing of finished goods.

An employee of one of the top ten vendors is a director of the Company.  Purchases from that vendor totaled approximately $16,733,000 or 27% and $24,241,000 or 38% in fiscal years 2009 and 2008, respectively.  This vendor accounted for approximately $829,000 and $1,282,000 of the Company’s accounts payable at October 31, 2009 and 2008, respectively.  Management does not believe that the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 11	-	STOCKHOLDERS’ EQUITY:

a.	Warrants to Purchase Common Stock:

The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock which concluded on June 16, 2005.  Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering.  The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share.  The fair value of these warrants was credited to additional paid-in capital.  The warrants were exercisable for a period of five (5) years and contained provisions for cashless exercise, anti-dilution and piggyback registration rights.  The warrants expired on May 6, 2009 and are no longer exercisable.

b.	Treasury Stock:

The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company purchased 4,693 shares for $5,526 and 69,414 shares for $213,058 during the years ended October 31, 2009 and 2008, respectively.

NOTE 11	-	STOCKHOLDERS’ EQUITY (Continued):

c.	Dividends:

On February 28, 2008, the Company paid a cash dividend of $1,544,568 ($0.28 per share) to all stockholders of record as of January 31, 2008.

NOTE 12	-	NON-QUALIFIED DEFERRED COMPENSATION PLAN:

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan:  Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation liability at October 31, 2009 and 2008 was $489,782 and $352,637, respectively.

NOTE 13	-	FAIR VALUE MEASUREMENTS:

The Company adopted the authoritative guidance on “Fair Value Measurements” as of November 1, 2008.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs.  The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs    --   Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;
Level 2 Inputs    --   Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 Inputs    --   Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its investment assets as follows:

Investments, at fair value—the Company investments, at fair value, consists of commodities securities—marked to market.  The Company’s commodity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:

Commodities	$482,746	$482,746	-	-

Total Assets	$482,746	$482,746	$-	$-