Form 10-Q
period 2010-01-31
COFFEE HOLDING CO INC
filed 2010-03-17
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number:  001-32491

Coffee Holding Co., Inc.
(Exact name of registrant as specified in its charter)

Nevada	11–2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

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
Yes☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,440,823 shares of common stock, par value $0.001 per share, are outstanding at March 9, 2010.

PART I –  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 AND OCTOBER 31, 2009

	January 31, 2010	October 31, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,543,042	$1,367,933
Commodities held at broker	617,530	482,746
Accounts receivable, net of allowances of $165,078 for 2010 and 2009	9,616,508	10,174,221
Inventories	4,949,728	4,800,143
Prepaid expenses and other current assets	432,441	419,740
Prepaid and refundable income taxes	40,356	36,068
Deferred income tax assets	394,000	286,000
TOTAL CURRENT ASSETS	17,593,605	17,566,851
Property and equipment, at cost, net of accumulated depreciation of $4,792,560 and $4,681,558 for 2010 and 2009, respectively	1,618,206	1,648,214
Deposits and other assets	587,455	588,573
TOTAL ASSETS	$19,799,266	$19,803,638
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,414,333	$6,655,916
Line of credit	1,424,553	791,628
Income taxes payable	401,709	453,512
Deferred income tax liabilities	-	121,000
TOTAL CURRENT LIABILITIES	7,240,595	8,022,056
Deferred income tax liabilities	205,000	14,500
Deferred rent payable	105,489	99,067
Deferred compensation payable	514,451	489,782
TOTAL LIABILITIES	8,065,535	8,625,405
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,440,823 shares outstanding for 2010 and 2009	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	4,653,649	4,095,671
Less: Treasury stock, 89,007 common shares, at cost for 2010 and 2009	(295,261)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	11,690,941	11,132,963
Noncontrolling interest	42,790	45,270
TOTAL EQUITY	11,733,731	11,178,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,799,266	$19,803,638

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	2010	2009
NET SALES	$21,359,151	$18,857,870

COST OF SALES (including $6.6 and $3.4 million of related party costs in 2010 and 2009, respectively)	18,721,387	16,742,775

GROSS PROFIT	2,637,764	2,115,095

OPERATING EXPENSES:
Selling and administrative	1,439,025	1,256,831
Officers’ salaries	149,849	149,849
TOTALS	1,588,908	1,406,680

INCOME FROM OPERATIONS	1,048,856	708,415

OTHER INCOME (EXPENSE):
Interest income	1,319	2,265
Interest expense	(53,415)	(40,794)
TOTALS	(52,096)	(38,529)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARY	996,760	669,886

Provision for income taxes	441,262	276,636

NET INCOME	555,498	393,250
Less: Net loss (income) attributable to the noncontrolling interest	2,480	(1,449)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$557,978	$391,801

Basic and diluted earnings per share attributable to Coffee Holding Co., Inc. common stockholders	$.10	$.07

Weighted average common shares outstanding:
Basic	5,440,823	5,442,603
Diluted	5,440,823	5,442,603

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net income	$555,498	$393,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	111,002	141,059
Unrealized loss (gain) on commodities	262,862	(130,636)
Realized gain on commodities	(397,551)	(152,375)
Bad debt expense	13,500	-
Deferred rent	6,422	7,276
Deferred income taxes	(38,500)	264,500
Changes in operating assets and liabilities:
Commodities held at broker	(95)	(150,328)
Accounts receivable	544,213	1,042,416
Inventories	(149,585)	243,060
Prepaid expenses and other current assets	(12,701)	32,127
Prepaid and refundable income taxes	(4,288)	11,136
Accounts payable and accrued expenses	(1,241,583)	(281,312)
Deposits, other assets, and deferred compensation	25,787	(28,419)
Income taxes payable	(51,803)	1,000
Net cash (used in) provided by operating activities	(376,822)	1,392,754

INVESTING ACTIVITIES:
Purchases of property and equipment	(80,994)	(67,327)
Net cash used in investing activities	(80,994)	(67,327)

FINANCING ACTIVITIES:
Advances under bank line of credit	22,465,558	14,919,844
Principal payments under bank line of credit	(21,832,633)	(15,359,975)
Purchase of treasury stock	-	(4,132)
Net cash provided by (used in) financing activities	632,925	(444,263)

NET INCREASE IN CASH AND CASH EQUIVALENTS	175,109	881,164

Cash and cash equivalents, beginning of period	1,367,933	963,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,543,042	$1,844,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$63,366	$51,879
Income taxes paid	$489,788	$-

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 AND 2009

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

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented.  The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2010, and results of operations for the three months ended January 31, 2010 and 2009 and cash flows for the three months ended January 31, 2010 and 2009, as applicable, have been made.

NOTE 2 -	BASIS OF PRESENTATION (cont’d):

The results of operations for the three months ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance requires that a change in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary.  When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements.  This guidance was adopted and is effective as of November 1, 2009.  The provisions of this guidance have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was to reclassify minority interest as a part of equity noncontrolling interest. The following table summarizes the changes in total stockholders’ equity:

	For the three Months Ended January 31,
	2010 Unaudited			2009 Unaudited
	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity
Balance, beginning of period	$11,132,963	$45,270	$11,178,233	$7,843,291	$6,123	$7,846,516
Net (loss) income	557,978	(2,480)	555,498	391,801	1,449	393,250
Balance, end of period	$11,690,941	$42,790	$11,733,731	$8,235,092	$4,674	$8,239,766

Collaborative Arrangements

In December 2007, the FASB issued authoritative guidance to participants in a collaborative arrangement.  A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Many collaborative arrangements involve licenses of intellectual property, and the participants may exchange consideration related to the license at the inception of the arrangement. Participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement pursuant to such guidance. An entity should not apply the equity method of accounting to activities of collaborative arrangements.

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this standard as of November 1, 2009 and it did not have a material impact on the consolidated financial statements.

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

In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date.  This guidance is effective for the Company as of November 1, 2009.  As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective, the impact to the Company cannot be determined until the transactions occur.

Pension and Other Postretirement Benefit Plan Asset Disclosures

In December 2008, the FASB issued authoritative guidance requiring additional disclosures for employers’ pension and other postretirement benefit plan assets.  This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets.  This guidance will be effective for the Company as of October 31, 2010.  As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company adopted this standard as of November 1, 2009 and it did not have a material impact on the consolidated financial statements.

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

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

redemption restrictions) will not be considered in measuring fair value.  Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the  investments.  This guidance will become effective for the Company as of October 31, 2010 and is required to be applied prospectively.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the standard requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The Company will adopt the guidance for Level 1 and Level 2 fair-value measurements for our second fiscal quarter beginning on February 1, 2010, as required. The Company will adopt the guidance for Level 3 fair-value measurements for our second fiscal quarter beginning on February 1, 2011, as required. The Company does not expect the adoption of this standard will have a material impact on our disclosures for fair-value measurements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated.

In February 2010, the FASB revised the authoritative guidance related to subsequent events. The Company is required to evaluate subsequent events through the date the financial statements are issued. The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended January 31, 2010.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s consolidated results of operations, cash flows or financial positions.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets.  Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly.  Furthermore, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement.  This guidance is effective for the Company beginning November 1, 2010, and is required to be applied prospectively.

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

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

	January 31, 2010 (unaudited)	October 31, 2009 (audited)
Allowance for doubtful accounts	$105,078	$105,078
Reserve for sales discounts	60,000	60,000
Totals	$165,078	$165,078

NOTE 5 -	INVENTORIES:

Inventories at January 31, 2010 and October 31, 2009 consisted of the following:

	January 31, 2010 (unaudited)	October 31, 2009 (audited)
Packed coffee	$1,523,038	$1,388,547
Green coffee	2,614,602	2,484,518
Packaging supplies	812,088	927,078
Totals	$4,949,728	$4,800,143

NOTE 6 -	COMMODITIES:

The Company uses options and futures contracts, which are not designated and do not qualify as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are measured at fair value each reporting period with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.  The Company has open position contracts held by a broker which includes primarily cash and commodities for futures and options in the amount of $617,530 and $482,746, at January 31, 2010 and October 31, 2009, respectively, net of unrealized losses of $185,566 at January 31, 2010 and an unrealized gain of $77,306 at October 31, 2009.  The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2010, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at a price of $1.32 per pound.  The fair value of these options was $63,900 at January 31, 2010.  At January 31, 2009, the Company held 160 options (generally with terms of two months or less) covering an aggregate of 6,000,000 pounds of green coffee beans at a price of $1.20 per pound.  The fair market value of these options was $344,000 at January 31, 2009.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  At January 31, 2010, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of coffee at an average price of $1.36 per pound.  The market price of coffee applicable to such contracts was $1.32 per pound at that date.  At January 31, 2009, the Company did not hold any futures contracts

Included in cost of sales for the three months ended January 31, 2010 and 2009, the Company recorded realized and unrealized gains and losses, respectively, on these contracts as follows:

	Three Months Ended January 31,
	2010 unaudited	2009 unaudited
Gross realized gains	$400,919	$211,275
Gross realized (losses)	(3,368)	(58,900)
Unrealized gains (losses)	(262,862)	130,636
Total	$134,689	$283,011

NOTE 7 -	LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%.  The initial term of the credit facility is three years, expiring on February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders was released by Sterling effective October 31, 2009.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and intercompany transactions, restrictions on fundamental changes.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at January 31, 2010 and October 31, 2009. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

NOTE 8 -	INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will

NOTE 8 -	INCOME TAXES (cont’d):

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

On November 1, 2007, the Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.   There was no impact on the Company’s consolidated financial position, results of operations or cash flows at October 31, 2008 and for the fiscal year then ended as a result of implementing the guidance.  As of January 31, 2010 and October 31, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2010 and October 31, 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

NOTE 9 -	EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share in accordance with FASB authoritative guidance.  Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to the Company’s controlling interest by the sum of the weighted-average number of common shares outstanding and diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to the Company’s controlling interest by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.  Through April 30, 2009, on a common share equivalent basis, 70,000 warrants, all of which expired as of May 6, 2009, have been excluded from the diluted earnings (loss) per share calculation due to the anti-dilution impact.

NOTE 10 -	ECONOMIC DEPENDENCY:

Approximately 43% of the Company’s sales were derived from one customer during the three months ended January 31, 2010.  This customer also accounted for approximately $1,720,500 of the Company’s accounts receivable balance at January 31, 2010.   Approximately 34% of the Company’s sales were derived from one customer during the three months ended January 31, 2009.  This customer also accounted for approximately $1,203,000 of the Company’s accounts receivable balance at January 31, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2010, approximately 35% and 6% of the Company’s purchases were from two vendors.   These vendors accounted for approximately $208,000 of the Company’s accounts payable at January 31, 2010.  For the three months ended January 31, 2009, approximately 22% and 12% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $1,012,000 of the Company’s accounts payable at January 31, 2009.

NOTE 11 -	RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2010 of $151,270 for the processing of finished goods.  There were no contract labor expenses incurred from the Partner during the three months and January 31, 2009.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $6,600,000 and $3,364,000 for the three months ended January 31, 2010 and 2009, respectively.  The corresponding accounts payable balance to this vendor was approximately $138,000 at January 31, 2010 and $829,000 at October 31, 2009.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The deferred compensation payable represents the liability due to an officer of the Company.  Deferred compensation expenses included in officers’ salaries were approximately $7,000 and $40,000 during the three months ended January 31, 2010 and 2009, respectively.

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

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2010. The Company purchased 17,800 shares for $88,017 during the three months ended January 31, 2009.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Unaudited Fair Value Measurements as of January 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$617,530	$617,530	–	–
Total Assets	$617,530	$617,530	–	–

		Audited Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$482,746	$482,746	–	–
Total Assets	$482,746	$472,746	–	–

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions).  Any or all of our forward looking statements in this quarterly report and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Consequently, no forward looking statement can be guaranteed.  In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances, that occur after the date of this quarterly report.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in Generations Coffee Company and we are the exclusive supplier of its coffee inventory.  We believe that the joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility with our Generations Coffee Company facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce interest expense.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●
We recognize revenue in accordance with the relevant authoritative guidance.  Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We generally recognize revenue at the time of shipment.  Sales are reflected net of discounts and returns.

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $96,000 for the quarter ended January 31, 2010.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $49,000 for the quarter ended January 31, 2010.

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are determined based on the liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of January 31, 2010 of $189,000 may require a valuation allowance if we do not generate taxable income.

Quarter Ended January 31, 2010 Compared to the Quarter Ended January 31, 2009

Net Income.  We had net income of $557,978, or $0.10 per share (basic and diluted), for the three months ended January 31, 2010 compared to net income of $391,801, or $0.07 per share (basic and diluted), for the three months ended January 31, 2009.  The increase in net income primarily reflects increased net sales, which resulted in an increase in gross profit.

Net Sales.  Net sales totaled $21,359,151 for the three months ended January 31, 2010, an increase of $2,501,281, or 13.3%, from $18,857,870 for the three months ended January 31, 2009.  The increase in net sales reflects increased sales of both green coffee and private label coffee to our largest customers.

Cost of Sales.  Cost of sales for the three months ended January 31, 2010 was $18,721,387, or 87.7% of net sales, as compared to $16,742,775, or 88.8%, of net sales for the three months ended January 31, 2009.  The decrease in cost of sales as a percentage of net sales reflects the benefits we are beginning to realize due to our cost cutting measures as well as a more favorable green coffee inventory position.  Net gains on options and futures contracts, a component of cost of sales, decreased $148,322 from $283,011 for the quarter ended January 31, 2009 to $134,689 for the quarter ended January 31, 2010.

Gross Profit.  Gross profit increased $522,669 to $2,637,764 for the three months ended January 31, 2010 as compared to gross profit of $2,115,095 for the three months ended January 31, 2009.  Gross profit as a percentage of net sales increased by 1.1% to 12.3% for the three months ended January 31, 2010 as compared to 11.2% for the three months ended January 31, 2009.  The increase in our margins primarily reflects the decreased cost of sales as a percentage of net sales.

Operating Expenses.  Total operating expenses increased by $182,228, or 13.0%, to $1,588,908 for the three months ended January 31, 2010 as compared to operating expenses of $1,406,680 for the three months ended January 31, 2009.  The increase in operating expenses was due to increased selling and administrative expense due mainly to increases of approximately $170,000 in contract labor expense, $30,000 in Entenmann’s setup expenses, $28,000 in freight expense, $27,000 in travel and entertainment expense, $10,000 in packaging development costs and $9,000 in advertising expense, partially offset by $60,000 in insurance expense, decreases of approximately $7,000 in payroll costs, and $8,000 in each of depreciation, security and utilities expenses.  The added expenses were justified due to the high level of business during this period.

Other Expense.  Other expense increased by $13,567 to $52,096 for the three months ended January 31, 2010 compared to other expense of $38,529 for the three months ended January 31, 2009.  Interest income decreased by $946 and interest expense increased $12,621 during the quarter compared to the same period in 2009.  The decrease in interest income resulted from lower interest rates.  The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended January 31, 2010 totaled $441,262 compared to a provision of $276,636 for the three months ended January 31, 2009.  The increase reflects higher pre-tax income for the 2010 quarter.

Liquidity and Capital Resources

As of January 31, 2010, we had working capital of $10,353,010 which represented a $808,215 increase from our working capital of $9,544,795 as of October 31, 2009, and total stockholders’ equity of $11,733,731 which increased by $555,498 from our total stockholders’ equity of $11,178,233 as of October 31, 2009.  Our working capital increased primarily due to modest increases in cash and cash equivalents, commodities held at broker, inventories and deferred income tax assets and a $1,241,583 decrease in accounts payable, partially offset by a $557,713 decrease in accounts receivable and a $632,925 increase in the outstanding balance on our line of credit.  At January 31, 2010, the outstanding balance on our line of credit was $1,424,553 compared to $791,628 at October 31, 2009. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income for the quarter ended January 31, 2010.

For the three months ended January 31, 2010, our operating activities used net cash of $376,822 as compared to the three months ended January 31, 2009 when net cash provided by operating activities was $1,392,754.  The decreased cash flow from operations for the three months ended January 31, 2010 was primarily due to a $960,271 decrease in accounts payable and accrued expenses, and a $498,203 decrease in accounts receivable.

For the three months ended January 31, 2010, our investing activities used net cash of $80,994, as compared to the three months ended January 31, 2009 when net cash used in investing activities was $67,327.  The increase in net cash used in investing activities for the three months ended January 31, 2010 was due to the increase in purchases of property and equipment.

For the three months ended January 31, 2010, our financing activities provided net cash of $632,925 compared to net cash used in financing activities of $444,263 for the three months ended January 31, 2009.  The change in cash flow from financing activities for the three months ended January 31, 2010 was primarily due to increased advances under our line of credit, partially offset by increased principal payments under the line of credit.

As of October 31, 2008, we had a financing agreement with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”).  This $4,500,000 line of credit was to expire on February 28, 2009 and required monthly interest payments at a rate of LIBOR plus 1.95%.  This loan was secured by a blanket lien on all of our assets.  On February 17, 2009, we entered into a Loan and Security Agreement with Sterling National Bank (“Sterling”) for a new credit facility to provide for our working capital requirements and we terminated the credit facility with Merrill Lynch.  The new credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.   The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%.  The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company.  The personal guarantees of the two officers and shareholders was released by Sterling effective October 31, 2009.  The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and restrictions on fundamental changes.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2010 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our La Junta, Colorado facility with our Generations Coffee Company facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity. We believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At January 31, 2010, our debt consisted of $1,424,553 of variable rate debt under our revolving line of credit.

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

At January 31, 2010 we held 60 options covering an aggregate of 2,250,000 pounds of green coffee beans at $1.32 per pound.  The market price of these options was $63,900 at January 31, 2010.  At January 31, 2009, we held 160 options covering an aggregate of 6,000,000 pounds of green coffee beans at $1.36 per pound.  The market price of these options was $344,000 at January 31, 2009.

At January 31, 2010, we held 50 futures contracts for the purchase of 1,875,000 pounds of coffee at a weighted average price of $1.36 per pound.  The market price of coffee applicable to such contracts was $1.32 per pound at that date.  At January 31, 2009, we did not hold any future contracts.

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

ITEM 1A.   RISK FACTORS.
There were no material changes during the quarter ended January 31, 2010 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

None.

ITEM 6.              EXHIBITS.

31.1           Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 15, 2010.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)