Form 10-Q
period 2010-04-30
COFFEE HOLDING CO INC
filed 2010-06-11
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number:  001-32491

Coffee Holding Co., Inc.
(Exact name of registrant as specified in its charter)

Nevada	11–2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

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

5,490,823 shares of common stock, par value $0.001 per share, are outstanding at June 7, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 AND OCTOBER 31, 2009

	April 30, 2010	October 31, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$835,564	$1,367,933
Commodities held at broker	904,428	482,746
Accounts receivable, net of allowances of $165,078 for 2010 and 2009	8,150,398	10,174,221
Inventories	5,158,328	4,800,143
Prepaid expenses and other current assets	401,972	419,740
Prepaid and refundable income taxes	57,778	36,068
Deferred income tax assets	310,000	286,000
TOTAL CURRENT ASSETS	15,818,468	17,566,851
Property and equipment, at cost, net of accumulated depreciation of $4,906,891 and $4,681,558 for 2010 and 2009, respectively	1,565,241	1,648,214
Deposits and other assets	604,770	588,573
TOTAL ASSETS	$17,988,479	$19,803,638

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,342,224	$6,655,916
Line of credit	-	791,628
Income taxes payable	261,581	453,512
Deferred income tax liabilities	-	121,000
TOTAL CURRENT LIABILITIES	4,603,805	8,022,056

Deferred income tax liabilities	207,000	14,500
Deferred rent payable	111,912	99,067
Deferred compensation payable	536,638	489,782
TOTAL LIABILITIES	5,459,355	8,625,405
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,440,823 shares outstanding for 2010 and 2009	5,530	5,530
Additional paid-in capital	7,327,023	7,327,023
Retained earnings	5,454,097	4,095,671
Less: Treasury stock, 89,007 common shares, at cost for 2010 and 2009	(295,261)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	12,491,389	11,132,963
Noncontrolling interest	37,735	45,270
TOTAL EQUITY	12,529,124	11,178,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,988,479	$19,803,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2010	2009	2010	2009
NET SALES	$41,276,459	$36,730,739	$19,917,308	$17,872,065

COST OF SALES (including $11.6 and $14.2 million of related party costs for the six months ended April 30, 2010 and 2009, respectively)	35,790,325	32,411,343	17,068,938	15,667,758

GROSS PROFIT	5,486,134	4,319,396	2,848,370	2,204,307

OPERATING EXPENSES:
Selling and administrative	2,865,634	2,592,836	1,426,576	1,336,009
Officers’ salaries	299,700	299,699	149,850	149,850
TOTALS	3,165,334	2,892,535	1,576,426	1,485,859

INCOME FROM OPERATIONS	2,320,800	1,426,861	1,271,944	718,448

OTHER INCOME (EXPENSE)
Interest income	2,651	6,115	1,332	3,850
Interest expense	(94,630)	(101,364)	(41,215)	(60,571)
TOTALS	(91,979)	(95,249)	(39,883)	(56,721)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARY	2,228,821	1,331,612	1,232,061	661,727

Provision for income taxes	877,930	533,503	436,668	256,867

NET INCOME	1,350,891	798,109	795,393	404,860
Less: Net loss (income) attributable to the noncontrolling interest	7,535	(5,658)	5,055	(4,210)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,358,426	$792,451	$800,448	$400,650

Basic and diluted earnings per share attributable to Coffee Holding Co., Inc. common stockholders	$.25	$.15	$.15	$.07

Weighted average common shares outstanding:
Basic	5,440,823	5,442,112	5,440,823	5,441,603
Diluted	5,440,823	5,442,112	5,440,823	5,441,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net income	$1,350,891	$798,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	225,333	284,684
Unrealized gain on commodities	(38,103)	(269,417)
Realized gain on commodities	(523,149)	(163,297)
Bad debt expense	13,400	-
Deferred rent	12,845	14,554
Deferred income taxes	47,500	521,377
Changes in operating assets and liabilities:
Commodities held at broker	139,570	(402,095)
Accounts receivable	2,010,423	1,463,908
Inventories	(358,185)	670,792
Prepaid expenses and other current assets	17,768	(142,352)
Prepaid and refundable income taxes	(21,710)	717,911
Accounts payable and accrued expenses	(2,313,692)	(4,674,190)
Deposits, other assets and deferred compensation	30,659	82,400
Income taxes payable	(191,931)	-
Net cash provided by (used in) operating activities	401,619	(1,097,616)

INVESTING ACTIVITIES:
Purchases of property and equipment	(142,360)	(107,301)
Net cash used in investing activities	(142,360)	(107,301)

FINANCING ACTIVITIES:
Advances under bank line of credit	43,336,049	39,733,280
Principal payments under bank line of credit	(44,127,677)	(38,389,091)
Purchase of treasury stock	-	(5,526)
Net cash (used in) provided by financing activities	(791,628)	1,338,663

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(532,369)	133,746

Cash and cash equivalents, beginning of period	1,367,933	963,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$835,564	$1,097,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$112,915	$75,364
Income taxes paid	$944,284	$3,394

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 30, 2010, and results of operations for the three and six months ended April 30, 2010 and 2009 and cash flows for the six months ended April 30, 2010 and 2009, as applicable, have been made.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 2 -	BASIS OF PRESENTATION (cont’d):

The results of operations for the six and three months ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	For the Six Months Ended April 30,
	2010 Unaudited			2009 Unaudited
	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity
Balance, beginning of period	$11,132,963	$45,270	$11,178,233	$7,847,423	$3,226	$7,850,649
Net (loss) income	1,358,426	(7,535)	1,350,891	792,451	5,658	798,109
Treasury stock				(5,526)		(5,526)
Balance, end of period	$12,491,389	$37,735	$12,529,124	$8,634,348	$8,884	$8,643,232

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

	For the Three Months Ended April 30,
	2010 Unaudited			2009 Unaudited
	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity
Balance, beginning of period	$11,690,941	$42,790	$11,733,731	$8,235,092	$4,674	$8,239,766
Net (loss) income	800,448	(5,055)	795,393	400,650	4,210	404,860
Treasury stock				(1,394)		(1,394)
Balance, end of period	$12,491,389	$37,735	$12,529,124	$8,634,348	$8,884	$8,643,232
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
APRIL 30, 2010 AND 2009
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

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the standard requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The Company adopted the guidance for Level 1 and Level 2 fair-value measurements for the second fiscal quarter beginning February 1, 2010. The Company will adopt the guidance for Level 3 fair-value measurements for the second fiscal quarter beginning February 1, 2011, as required. The Company does not expect the adoption of this standard will have a material impact on the disclosures for fair-value measurements.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple- deliverable arrangements being separable than under current guidance.  This guidance is effective for the Company beginning November 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements.  The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance had no impact on the Company’s financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued guidance which clarified that an employee share-based payment award with an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is evaluating the impact this guidance will have on its consolidated financial statements, if any.

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

	April 30, 2010 (unaudited)	October 31, 2009 (audited)
Allowance for doubtful accounts	$105,078	$105,078
Reserve for sales discounts	60,000	60,000
Totals	$165,078	$165,078

NOTE 5 -	INVENTORIES:

Inventories at April 30, 2010 and October 31, 2009 consisted of the following:

	April 30, 2010 (unaudited)	October 31, 2009 (audited)
Packed coffee	$1,469,054	$1,388,547
Green coffee	2,899,513	2,484,518
Packaging supplies	789,761	927,078
Totals	$5,158,328	$4,800,143

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)
NOTE 6 -	COMMODITIES:

The Company uses options and futures contracts, which are not designated and do not qualify as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are measured at fair value each reporting period with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.  The Company has open position contracts held by a broker which includes primarily cash and commodities for futures and options in the amount of $904,428 and $482,746, at April 30, 2010 and October 31, 2009, respectively, net of unrealized gains of $115,409 and $77,306 at April 30, 2010 and October 31, 2009, respectively.  The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2010, the Company held 55 options (generally with terms of two months or less) covering an aggregate of 2,062,500 pounds of green coffee beans at a price of $1.32 per pound.  The fair value of these options was $84,400 at April 30, 2010.  At April 30, 2009, the Company did not hold any options.   At October 31, 2009, the Company held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at a price of $1.35 per pound.  The fair market value of these options was $38,363 at October 31, 2009

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  At April 30, 2010, the Company held 88 futures contracts for the purchase of 3,300,000 pounds of green coffee at an average price of $1.31 per pound.  The market price of coffee applicable to such contracts was $1.35 per pound at that date.  At April 30, 2009, the Company held 130 futures contracts for the purchase of 4,875,500 pounds of green coffee at an average price of $1.134 per pound.  The market price of green coffee applicable to such contracts was $1.16 per pound at that date.  At October 31, 2009, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at an average price of $1.35 per pound.  The market price of green coffee applicable to such contracts was $1.36 per pound at that date.

Included in cost of sales for the three and six months ended April 30, 2010 and 2009, the Company recorded realized and unrealized gains and losses, respectively, on these contracts as follows:

	Three Months Ended April 30,
	2010 unaudited	2009 unaudited
Gross realized gains	$251,096	$179,239
Gross realized (losses)	(125,498)	(168,317)
Unrealized gains	300,975	138,782
Total	$426,573	$149,704

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 6 -	COMMODITIES (cont’d):

	Six Months Ended April 30,
	2010 unaudited	2009 unaudited
Gross realized gains	$652,015	$390,514
Gross realized (losses)	(128,866)	(227,217)
Unrealized gains	38,103	269,417
Total	$561,252	$432,714

NOTE 7 -	LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and intercompany transactions, restrictions on fundamental changes.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2010 and October 31, 2009. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.   As of April 30, 2010 and October 31, 2009, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 30, 2010 and October 31, 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 10 -	ECONOMIC DEPENDENCY:

Approximately 48% of the Company’s sales were derived from one customer during the six months ended April 30, 2010.  This customer also accounted for approximately $2,120,000 of the Company’s accounts receivable balance at April 30, 2010.   Approximately 36% of the Company’s sales were derived from one customer during the six months ended April 30, 2009.  This customer also accounted for approximately $954,000 of the Company’s accounts receivable balance at April 30, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2010, approximately 54% of the Company’s purchases were from three vendors.   These vendors accounted for approximately $1,218,900 of the Company’s accounts payable at April 30, 2010.  For the six months ended April 30, 2009, approximately 37% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $1,076,000 of the Company’s accounts payable at April 30, 2009.

Approximately 54% of the Company’s sales were derived from one customer during the three months ended April 30, 2010.  This customer also accounted for approximately $2,120,000 of the Company’s accounts receivable balance at April 30, 2010.   Approximately 38% of the Company’s sales were derived from one customer during the three months ended April 30, 2009.  This customer also accounted for approximately $954,000 of the Company’s accounts receivable balance at April 30, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended April 30, 2010, approximately 54% of the Company’s purchases were from three vendors.   These vendors accounted for approximately $1,218,900 of the Company’s accounts payable at April 30, 2010.  For the three months ended April 30, 2009, approximately 44% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $1,076,000 of the Company’s accounts payable at April 30, 2009.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 11 -	RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the six months ended April 30, 2010 of $290,736 and $139,466 for three months ended April 30, 2010 for the processing of finished goods.  There were no contract labor expenses incurred from the Partner during the six or three months ended April 30, 2009.  As of April 30, 2010, accounts payable to the Partner were $796.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $11,645,000 and $5,030,000 for the six and three months ended April 30, 2010 and $14,200,000 and $6,800,000 for the six and three months ended April 30, 2009.  The corresponding accounts payable balance to this vendor was approximately $811,000 at April 30, 2010 and $829,000 at October 31, 2009.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The deferred compensation payable represents the liability due to an officer of the Company.  Deferred compensation expenses included in officers’ salaries were approximately $13,462 and $6,731 during the six and three months ended April 30, 2010 and $74,038 and $33,654 for the six and three months ended April 30, 2009.

NOTE 12 -	STOCKHOLDERS’ EQUITY:

a.           Warrants to Purchase Common Stock.  The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock which concluded on June 16, 2005.  Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering.  The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share.  The fair value of these warrants was credited to additional paid-in capital.  The warrants were exercisable for a period of five (5) years and contained provisions for cashless exercise, anti-dilution and piggyback registration rights.  The warrants expired May 6, 2009 and are no longer exercisable.

b.           Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the six and three months ended April 30, 2010.  The Company purchased 1,393 and 4,693 shares for $1,394 and $5,526 for the three and six months ended April 30, 2009, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 13 -	FAIR VALUE MEASUREMENTS:

The Company adopted the authoritative guidance on “Fair Value Measurements.”  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs.  The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

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

		Unaudited Fair Value Measurements as of April 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Options and Futures	$904,428	$904,428	–	–
Total Assets	$904,428	$904,428	–	–

		Audited Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Options and Futures	$482,746	$482,746	–	–
Total Assets	$482,746	$482,746	–	–

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)

NOTE 14 -	SUBSEQUENT EVENTS:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition LLC in the state of Delaware.

On May 17, 2010 (the “Closing), the Company and Coffee Holding Acquisition LLC (collectively the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of  Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at Closing, b) an additional $50,000 in cash if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of the Company's common stock at Closing, d) up to an additional 10,000 shares of the Company's common stock if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer at Closing. The Agreement also indicates that commencing no sooner than six months from the Closing that the Company has agreed to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.   At closing, Coffee Holding Acquisition LLC changed its name to Organic Products Trading Company LLC.

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue to operate the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and are each eligible for a bonus.  The Buyer shall have the right to terminate the employment of the executive at any time with or without cause and the executive shall have the right to resign at any time with or without good reason.

The Buyer has also entered into confidentiality and non-compete agreements with seven employees and/or executives of the Seller.  The non-compete agreements are in effect during their employment by the Buyer and continue one year thereafter.  The executives agree not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

The Buyer also has agreed to lease certain premises located in Vancouver, Washington from Seller for annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period commencing June 1, 2010.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also entered into a licensing agreement with Del Monte to market our S&W brand globally and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in Generations Coffee Company and we are the exclusive supplier of its coffee inventory.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

On May 17, 2010, through a wholly-owned subsidiary, we completed the purchase of  substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships of Organic Products Trading Company, a Washington corporation.  The subsidiary will operate under the Organic Products Trading Company (“OPTCO”) name from the seller’s Vancouver, Washington location.   OPTCO works directly with coffee farmers in South America and Central America to develop and import high quality certified organic green specialty coffee which is sold directly to small and medium-sized roasters throughout the United States and Canada.  We believe that OPTCO’s core business, the contracting and selling of high-end quality Organic and Fair Trade Arabica coffees to roasters located throughout North America, is highly complementary to our existing current business strategy.  In addition, OPTCO’s current customer base of approximately 200 roasters will now be able to purchase the traditional gourmet Arabica coffees from our current inventories and our customer base will have immediate access to a consistent supply of the highest quality Organic and Fair Trade Arabica coffees from a premier organization whose specialty has been procuring these coffees from around the world over the past twenty plus years. Our mutual customer bases will now be merged into one enhancing our already solid position as one of the largest purveyors of specialty green coffee in the United States today.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $81,500 for the quarter ended April 30, 2010.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $51,500 for the quarter ended April 30, 2010.

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of April 30, 2010 of $310,000 may require a valuation allowance if we do not generate taxable income.

Three Months Ended April 30, 2010 Compared to the Three Months Ended April 30, 2009

Net Income.  We had net income of $800,448, or $0.15 per share (basic and diluted), for the three months ended April 30, 2010 compared to net income of $400,650, or $0.07 per share (basic and diluted), for the three months ended April 30, 2009.  The increase in net income primarily reflects increased net sales, which resulted in an increase in gross profit and an improvement in gross margins.

Net Sales.  Net sales totaled $19,917,308 for the three months ended April 30, 2010, an increase of $2,045,243, or 11.4%, from $17,872,065 for the three months ended April 30, 2009.  The increase in net sales reflects increased sales of both green coffee and private label coffee to our largest customers.

Cost of Sales.  Cost of sales for the three months ended April 30, 2010 was $17,068,938, or 85.7% of net sales, as compared to $15,667,758, or 87.7%, of net sales for the three months ended April 30, 2009.  The decrease in cost of sales as a percentage of net sales reflects an increase in net gains on options and futures contracts, the lower cost basis of our operations, and a more favorable green coffee inventory position. Net gains on options and futures contracts, a component of cost of sales, increased $276,869 from $149,704 for the three months ended April 30, 2009 to $426,573 for the three months ended April 30, 2010.

Gross Profit.  Gross profit increased $644,063 to $2,848,370 for the three months ended April 30, 2010 as compared to gross profit of $2,204,307 for the three months ended April 30, 2009.  Gross profit as a percentage of net sales increased by 2.0% to 14.3% for the three months ended April 30, 2010 as compared to 12.3% for the three months ended April 30, 2009.  The increase in our margins primarily reflects the decreased cost of sales as a percentage of net sales due to better selling prices in relation to green coffee costs.

Operating Expenses.  Total operating expenses increased by $90,567, or 6.1%, to $1,576,426 for the three months ended April 30, 2010 compared to operating expenses of $1,485,859 for the three months ended April 30, 2009.  The increase in operating expenses was due to increased selling and administrative expense due mainly to increases of approximately $140,000 in contract labor expense, $55,000 in professional services, $17,000 in freight expense, partially offset by decreases of approximately $15,000 in insurance expense, $41,000 in payroll costs, $25,000 in licenses, $28,000 in utilities and $13,000 in packaging development. The added expenses were justified due to the high level of business during this period.

Other Expense.  Other expense decreased by $16,838 to $39,883 for the three months ended April 30, 2010 compared to other expense of $56,721 for the three months ended April 30, 2009.  Interest income decreased by $2,518 and interest expense decreased $19,356 during the quarter compared to the same period in 2009.  The decrease in interest income resulted from lower interest rates.  The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended April 30, 2010 totaled $436,668 compared to a provision of $256,867 for the three months ended April 30, 2009.  The increase reflects higher pre-tax income for the 2010 quarter.

Six Months Ended April 30, 2010 Compared to the Six Months Ended April 30, 2009

Net Income.  We had net income of $1,358,426, or $0.25 per share (basic and diluted), for the six months ended April 30, 2010 compared to net income of $792,451, or $0.15 per share (basic and diluted), for the six months ended April 30, 2009.  The increase in net income primarily reflects increased net sales, which resulted in an increase in gross profit and an improvement in gross margins.

Net Sales.  Net sales totaled $41,276,459 for the six months ended April 30, 2010, an increase of $4,545,720, or 12.4%, from $36,730,739 for the six months ended April 30, 2009.  The increase in net sales reflects increased sales of both green coffee and private label coffee to our largest customers.

Cost of Sales.  Cost of sales for the six months ended April 30, 2010 was $35,790,325, or 86.7% of net sales, as compared to $32,411,343, or 88.2%, of net sales for the six months ended April 30, 2009.  The decrease in cost of sales as a percentage of net sales reflects an increase in net gains on options and futures contracts, the lower cost basis of our operations, and a more favorable green coffee inventory position.  Net gains on options and futures contracts, a component of cost of sales, increased $128,538 from $432,714 for the six months ended April 30, 2009 to $561,252 for the six months ended April 30, 2010.

Gross Profit.  Gross profit increased $1,166,738 to $5,486,134 for the six months ended April 30, 2010 as compared to gross profit of $4,319,396 for the six months ended April 30, 2009.  Gross profit as a percentage of net sales increased by 1.5% to 13.3% for the six months ended April 30, 2010 compared to 11.8% for the six months ended April 30, 2009.  The increase in our margins primarily reflects the decreased cost of sales as a percentage of net sales due to better selling prices in relation to green coffee costs.

Operating Expenses.  Total operating expenses increased by $272,799, or 9.4%, to $3,165,334 for the six months ended April 30, 2010 as compared to operating expenses of $2,892,535 for the six months ended April 30, 2009.  The increase in operating expenses was due to increased selling and administrative expense due mainly to increases of approximately $318,000 in contract labor expense, $24,000 in Entenmann’s setup expenses, $45,000 in freight expense, $37,000 in travel and entertainment expense, $65,000 in professional services expense and $13,000 in advertising expense,  partially offset by decreases of approximately $74,000 in insurance expense, $47,000 in payroll costs, $33,000 in commission expense, $41,000 in utilities expense, $15,000 in cleaning and sanitation costs, $11,000 in licenses and $9,000 in security costs.   The added expenses were justified due to the high level of business during this period.

Other Expense.  Other expense decreased by $3,270 to $91,979 for the six months ended April 30, 2010 compared to other expense of $95,249 for the six months ended April 30, 2009.  Interest income decreased by $3,464 and interest expense decreased $6,734 during the quarter compared to the same period in 2009.  The decrease in interest income resulted from lower interest rates.  The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the six months ended April 30, 2010 totaled $877,930 compared to a provision of $533,503 for the six months ended April 30, 2009.  The increase reflects higher pre-tax income for the 2010 period.

  Liquidity and Capital Resources

As of April 30, 2010, we had working capital of $11,214,663 which represented a $1,669,868 increase from our working capital of $9,544,795 as of October 31, 2009, and total stockholders’ equity of $12,529,124 which increased by $1,350,891 from our total stockholders’ equity of $11,178,233 as of October 31, 2009.  Our working capital increased primarily due to increases in commodities held at broker, inventories and deferred income tax assets, a $2,313,692 decrease in accounts payable and a $791,628 decrease in the outstanding balance of our line of credit, partially offset by a $532,369 decrease in cash and cash equivalents and a $2,023,823 decrease in accounts receivable.  At April 30, 2010, the outstanding balance on our line of credit was zero compared to $791,628 at October 31, 2009. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income for the period ended April 30, 2010.

For the six months ended April 30, 2010, our operating activities provided net cash of $401,619 as compared to the six months ended April 30, 2009 when net cash used by operating activities was $1,097,616.  The increased cash flow from operations for the six months ended April 30, 2010 was primarily due to our net income of $1,350,891, a decrease of $139,570 in commodities held at broker, a decrease of $2,010,423 in accounts receivable, partially offset by a $2,313,692 decrease in accounts payable and accrued expenses, gains on commodities of $561,252 and a decrease of $191,931 in income taxes payable.

For the six months ended April 30, 2010, our investing activities used net cash of $142,360, as compared to the six months ended April 30, 2009 when net cash used in investing activities was $107,301.  The increase in net cash used in investing activities for the six months ended April 30, 2010 was due to the increase in purchases of property and equipment.

For the six months ended April 30, 2010, our financing activities used net cash of $791,628 compared to net cash provided in financing activities of $1,338,663 for the six months ended April 30, 2009.  The change in cash flow from financing activities for the six months ended April 30, 2010 was primarily due to increased net principal payments under the line of credit.

We have a Loan and Security Agreement with Sterling National Bank (“Sterling”) for a credit facility to provide for our working capital requirements.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.   The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.25%) plus 1.0%.  The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company.  The personal guarantees of the two officers/shareholders were released by Sterling effective October 31, 2009.  The credit facility contains covenants that place restrictions on our operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and restrictions on fundamental changes.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2010 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

On May 17, 2010, we purchased the assets of OPTCO for a purchase price consisting of: a) $450,000 in cash at Closing, b) an additional $50,000 in cash if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of our common stock at Closing, d) up to an additional 10,000 shares of our common stock if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to OPTCO at Closing.  In addition, OPTCO has agreed to lease certain premises located in Vancouver, Washington from the seller for annual rental of $31,800 plus certain common area charges for a two-year period commencing June 1, 2010.  We expect to be able to fund future cash expenditures associated with the acquisition and OPTCO’s operations going forward with cash provided by operating activities and the use of our credit facility.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At April 30, 2010, we did not have an outstanding balance on our variable rate revolving line of credit.

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

At April 30, 2010, we held 55 options covering an aggregate of 2,062,500 pounds of green coffee beans at $1.32 per pound.  The fair value of these options was $84,400 at April 30, 2010.  At April 30, 2009, we did not hold any options.

At April 30, 2010, we held 88 futures contracts for the purchase of 3,300,000 pounds of coffee at a weighted average price of $1.31 per pound.  The fair value of coffee applicable to such contracts was $1.35 per pound at that date.  At April 30, 2009, we held 130 futures contracts for the purchase of 4,875,500 pounds of green coffee beans at an average price of $1.14 per pound.  The fair value of these options was $1.16 per pound on that date.

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

ITEM 1A.  RISK FACTORS.

There were no material changes during the quarter ended April 30, 2010 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS.

In connection with the purchase of the assets of Organic Products Trading Company, we issued 50,000 shares of our common stock to the sole stockholder of Organic Products Trading Company on May 17, 2010, the closing date of the acquisition.  We may issue up to an additional 10,000 shares of our common stock to such stockholder in the future.  We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of our common stock to such stockholder, based on the offer and sale not being a public offering of the common stock and because there was not a general solicitation or general advertising involved in the transaction. Accordingly, the shares of common stock issued are restricted, and the shares that may be issued to the stockholder in the future will be restricted, within the meaning of Rule 144 of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Agreement for Purchase and Sale of Assets, dated April 22, 2010, among Organic Products Trading Company, the Garth William Smith and Gaylene Louise Smith Revocable Living Trust, Garth Smith and Gaylene Smith, Organic Products Trading Company LLC (formerly Coffee Holding Acquisition LLC) and Coffee Holding Co., Inc.

10.2
Amendment to Agreement for Purchase and Sale of Assets, dated April 22, 2010, among Organic Products Trading Company, the Garth William Smith and Gaylene Louise Smith Revocable Living Trust, Garth Smith and Gaylene Smith, Organic Products Trading Company LLC (formerly Coffee Holding Acquisition LLC) and Coffee Holding Co., Inc.

10.3	Employment Agreement, dated May 17, 2010, among Organic Products Trading Company LLC and Garth Smith.

10.4	Employment Agreement, dated May 17, 2010, among Organic Products Trading Company LLC and Gaylene Smith.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 11, 2010.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)