Form 10-Q
period 2010-07-31
COFFEE HOLDING CO INC
filed 2010-09-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2010

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

5,566,316 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2010.

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures.	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.	30

Item 3.	Defaults upon Senior Securities.	31

Item 4.	Removed and Reserved.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

Signatures	32

PART I –   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	October 31, 2009
	(unaudited)	(audited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$216,246	$1,367,933
Commodities held at broker	1,036,565	482,746
Accounts receivable, net of allowance for doubtful accounts of $165,078 for 2010 and 2009	6,746,635	10,174,221
Inventories	7,797,919	4,800,143
Prepaid expenses and other current assets	424,516	419,740
Prepaid green coffee	1,656,300	-
Prepaid and refundable income taxes	31,520	36,068
Deferred income tax asset	303,000	286,000
TOTAL CURRENT ASSETS	18,212,701	17,566,851

Property and equipment, at cost, net of accumulated depreciation of $5,025,630 and $4,681,558 for 2010 and 2009, respectively	1,572,561	1,648,214
Customer list and relationships, net of accumulated amortization of $1,875 and $0 for 2010 and 2009, respectively	148,125	-
Trademarks	180,000	-
Goodwill	440,000	-
Deposits and other assets	574,567	588,573
TOTAL ASSETS	$21,127,954	$19,803,638

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,819,841	$6,655,916
Line of credit	2,059,920	791,628
Income taxes payable	236,533	453,512
Contingent liability	41,000	-
Deferred income tax liabilities	-	121,000
TOTAL CURRENT LIABILITIES	7,157,294	8,022,056

Deferred income tax liabilities	251,000	14,500
Deferred rent payable	118,334	99,067
Deferred compensation payable	511,308	489,782
TOTAL LIABILITIES	8,037,936	8,625,405
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,529,830 shares issued; 5,490,823 and 5,440,823 shares outstanding for 2010 and 2009, respectively	5,580	5,530
Additional paid-in capital	7,581,973	7,327,023
Contingent consideration	39,000	-
Retained earnings	5,711,199	4,095,671
Less: Treasury stock, 89,007 common shares, at cost for 2010 and 2009	(295,261)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	13,042,491	11,132,963
Noncontrolling interest	47,527	45,270
TOTAL EQUITY	13,090,018	11,178,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,127,954	$19,803,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2010	2009	2010	2009
NET SALES	$60,309,228	$54,020,045	$19,032,770	$17,289,305

COST OF SALES (including $15.3 and $10.5 million of related party costs for the nine months ended July 31, 2010 and 2009, respectively)	52,655,415	46,786,962	16,574,355	14,375,619

GROSS PROFIT	7,653,813	7,233,083	2,458,415	2,913,686

OPERATING EXPENSES:
Selling and administrative	4,100,410	3,950,661	1,525,513	1,357,826
Officers’ salaries	449,550	449,550	149,850	149,850
TOTAL	4,549,960	4,400,211	1,675,363	1,507,676

INCOME FROM OPERATIONS	3,103,853	2,832,872	783,052	1,406,010

OTHER INCOME (EXPENSE):
Interest income	8,713	7,434	6,062	1,319
Interest expense	(145,927)	(176,499)	(51,297)	(75,134)
TOTAL	(137,214)	(169,065)	(45,235)	(73,815)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	2,966,639	2,663,807	737,817	1,332,195

Provision for income taxes	(1,181,865)	(1,068,171)	(303,935)	(534,668)

NET INCOME	1,784,774	1,595,636	433,882	797,527
Less: Net loss (income) attributable to the noncontrolling interest	(2,257)	(3,425)	(9,791)	2,233

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,782,517	$1,592,211	$424,091	$799,760

Basic and diluted earnings per share attributable to Coffee Holding Co., Inc. common stockholders	$.33	$.29	$.08	$.15

Weighted average common shares outstanding:
Basic	5,454,742	5,441,677	5,482,127	5,440,823
Diluted	5,464,742	5,441,677	5,492,127	5,440,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net income	$1,784,774	$1,595,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	345,949	412,933
Unrealized gain on commodities	(109,673)	(373,029)
Realized gain on commodities	(783,450)	(981,880)
Bad debt expense	13,400	16,114
Deferred rent	19,267	21,831
Deferred income taxes	98,500	716,377
Changes in operating assets and liabilities:
Commodities held at broker	339,304	398,204
Accounts receivable	3,414,186	1,065,442
Inventories	(1,187,852)	542,909
Prepaid expenses and other current assets	(4,776)	(101,833)
Prepaid green coffee	(1,656,300)	-
Prepaid and refundable income taxes	4,548	690,529
Accounts payable and accrued expenses	(1,836,075)	(4,215,988)
Deposits and other assets	35,532	(21,124)
Deferred compensation	-	108,427
Income taxes payable	(216,979)	-
Net cash provided by (used in) operating activities	260,355	(125,452)

INVESTING ACTIVITIES:
Purchase of assets of OPTCO	(2,259,924)	-
Purchases of property and equipment	(253,421)	(166,879)
Net cash used in investing activities	(2,513,345)	(166,879)

FINANCING ACTIVITIES:
Advances under bank line of credit	65,316,659	58,747,700
Principal payments under bank line of credit	(64,048,367)	(57,397,525)
Payment of dividend	(166,989)	-
Purchase of treasury stock	-	(5,526)
Net cash provided by financing activities	1,101,303	1,344,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,151,687)	1,052,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,367,933	963,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,246	$2,015,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010 AND 2009
(Unaudited)

	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$157,566	$77,422
Income taxes paid	$1,218,474	$367,050

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
On May 17, 2010, the Coffee Holding Co., Inc. acquired substantially all of the assets of Organic Products Trading Company, Inc. (“OPTCO”):
Assets acquired:
Inventory	$1,809,924	$-
Equipment	15,000	-
Customer list and relationships	150,000	-
Trademarks	180,000	-
Goodwill	440,000	-
Total assets acquired:	2,594,924	-
Purchase of assets funded by:
Contingent liability	41,000	-
Contingent consideration	39,000	-
Common stock, par value $.001 per share, 50,000 shares	50	-
Additional paid-in capital	254,950	-
	335,000	-

Net cash paid	$2,259,924	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
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

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary Coffee Holding Acquisition Company, LLC to purchase the assets. Subsequent to closing the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2010, and results of operations for the three and nine months ended July 31, 2010 and 2009 and cash flows for the nine months ended July 31, 2010 and 2009, as applicable, have been made.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three and nine months ended July 31, 2010 and 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

	For the Nine Months Ended July 31,
	2010 Unaudited			2009 Unaudited
	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity
Balance, beginning of period	$11,132,963	$45,270	$11,178,233	$7,847,423	$3,226	$7,850,649
Net (loss) income	1,782,517	2,257	1,784,774	1,592,211	3,425	1,595,636
Contingent consideration	39,000		39,000
Stock issuance	50		50
Additional paid-in-capital	254,950		254,950
Dividend paid	(166,989)		(166,989)
Treasury stock				(5,526)		(5,526)
Balance, end of period	$13,042,491	$47,527	$13,090,018	$9,434,108	$6,651	$9,440,759

	For the Three Months Ended July 31,
	2010 Unaudited			2009 Unaudited
	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity	Coffee Holding Co., Inc.	Noncontrolling Interests	Total Equity
Balance, beginning of period	$12,491,389	$37,736	$12,529,125	$8,634,348	$8,883	$8,643,231
Net (loss) income	424,091	9,791	433,882	799,760	(2,232)	797,528
Contingent consideration	39,000		39,000
Stock issuance	50		50
Additional paid-in-capital	254,950		254,950
Dividend paid	(166,989)		(166,989)
Balance, end of period	$13,042,491	$47,527	$13,090,018	$9,434,108	$6,651	$9,440,759

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations.  Among other changes, transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill.

In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date.  This guidance is effective for the Company as of November 1, 2009.  This guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective.  The Company adopted the authoritative guidance for the acquisition of OPTCO during the nine month period ended July 31, 2010.

Fair Value Measurements

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   4 - FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition Company, LLC in the state of Delaware.

On May 17, 2010, the Company and Coffee Holding Acquisition Company, LLC (collectively the “Buyer”) purchased substantially all of the assets, including equipment, inventory, trademarks, customer list and relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if Buyer generates a pre-tax net profit of $300,000 or more during the periods from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of the Company's common stock at closing, d) up to an additional 10,000 shares of the Company's common stock if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, and May 1, 2011, to April 30, 2012 which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer at closing. The Agreement also indicates that commencing no sooner than nine months from the Closing that the Company has agreed to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.   At closing, Coffee Holding Acquisition, Company LLC changed its name to Organic Products Trading Company, LLC.

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue to operate the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each are each eligible for a bonus.  The Buyer shall have the right to terminate the employment of the executives at any time with or without cause and the executive shall have the right to resign at any time with or without good reason.

The Buyer has also entered into confidentiality and non-compete agreements with seven employees and or executives of the Seller.  The non-compete agreements are in effect during their period of employment by the Buyer and continue one year thereafter.  The executives agree not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

COFFEE HOLDING CO., INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   4 - FORMATION OF SUBSIDIARY (cont’d):

The Buyer also has agreed to lease certain premises located in Vancouver, Washington from Seller for annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period commencing June 1, 2010.

The following table summarizes the allocation of the $2,594,924 purchase price utilizing the estimated fair values of the assets acquired at May 17, 2010.

Purchase price – cash	$2,259,924
Contingent liability	41,000
Contingent consideration	39,000
Common stock, par value $.001 per share, 50,000 shares	50
Additional paid-in Capital	254,950
Total purchase price	2,594,924
Equipment	15,000
Inventory	1,809,924
Customer list and relationships	150,000
Trademarks	180,000
Goodwill	440,000
Total asset acquired	$2,594,924

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and  relationships are being amortized over a twenty year period. The future amortization on the customer list and relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of operations. The contingent consideration will not be remeasured each reporting period and any subsequent settlement will be accounted for in equity.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   4 - FORMATION OF SUBSIDIARY (cont’d):

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and nine months ended July 31, 2010 and 2009 have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2010	2009	2010	2009
Pro forma sales	$67,235,319	$60,495,142	$20,961,801	$19,439,561
Pro forma net income	$2,070,459	$1,775,358	$479,387	$899,527
Pro forma basic and diluted earnings per share	$.38	$.33	$.09	$.16

The operations of OPTCO have been included in the Company’s consolidated statement of operations since the date of the acquisition on May 17, 2010.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
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

	July 31, 2010 (unaudited)	October 31, 2009 (audited)
Allowance for doubtful accounts	$105,078	$105,078
Reserve for sales discounts	60,000	60,000
Totals	$165,078	$165,078

NOTE   6 - INVENTORIES:

Inventories consisted of the following:

	July 31, 2010 (unaudited)	October 31, 2009 (audited)
Packed coffee	$1,757,385	$1,388,547
Green coffee	5,247,371	2,484,518
Packaging supplies	793,163	927,078
Totals	$7,797,919	$4,800,143

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)
NOTE   7 - COMMODITIES:

The Company uses options and futures contracts, which are not designated and do not qualify as hedging instruments,  to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are measured at fair value each reporting period with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.  The Company has open position contracts held by a broker which include primarily cash and commodities for futures and options in the amount of $1,036,565 and $482,746, at July 31, 2010 and October 31, 2009, respectively, net of unrealized gains of $109,673 and $77,306 at July 31, 2010 and October 31, 2009, respectively.  The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings (as a component of cost of sales) and not reflected as a component of stockholders’ equity.

At July 31, 2010, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at $1.55 per pound.  The fair market value of these options was $462,712 at July 31, 2010.  At July 31, 2009, the Company held 30 options (generally with terms of two months or less) covering an aggregate of 1,125,000 pounds of green coffee beans at $1.15 per pound.  The fair market value of these options was $147,150 at July 31, 2009.  At October 31, 2009, the Company held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at $1.35 per pound.  The fair market value of these options was $38,363 at October 31, 2009.

The Company acquires futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  At July 31, 2010, the Company did not hold any future contracts. At July 31, 2009, the Company held 32 futures contracts for the purchase of 1,200,000 pounds of coffee at a weighted average price of $1.205 per pound.  The fair market value of coffee applicable to such contracts was $1.31 per pound at that date.  At October 31, 2009, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at an average price of $1.35 per pound.  The market price of green coffee applicable to such contracts was $1.36 per pound at that date.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   7   - COMMODITIES (cont’d):

Included in cost of sales for the three and nine months ended July 31, 2010 and 2009, the Company recorded realized and unrealized gains and losses on these contracts as follows:

	Nine Months Ended July 31,
	2010 (unaudited)	2009 (unaudited)
Gross realized gains	$965,829	$1,225,019
Gross realized losses	(182,379)	(243,140)
Unrealized gains	109,673	373,029
Total	$893,123	$1,354,908

	Three Months Ended July 31,
	2010 (unaudited)	2009 (unaudited)
Gross realized gains	$313,814	$834,505
Gross realized losses	(53,513)	(15,923)
Unrealized gains	71,570	103,611
Total	$331,871	$922,193

NOTE   8 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 5.00%) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   8 -LINE OF CREDIT (cont’d):

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2010 and October 31, 2009. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

On July 22, 2010, the Company had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the facility has been extended to February 17, 2013.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.  Additionally, the Company received a guarantee of $1,500,000 from the not-for–profit entity CORDAID.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Company has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  The Guarantee Agreement expires no later than March 31, 2011 and can be extended for one additional year.  In addition, the Company has a corporate guarantee as security to Cordaid as the first loss guarantee of 25% of the outstanding amount of the guarantee up to a maximum of $350,000.

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends.  The facility has been changed to allow the payment of quarterly dividends of not more than 3 cents per share.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of July 31, 2010 and October 31, 2009, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of July 31, 2010 and October 31, 2009, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   10 - EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share in accordance with FASB authoritative guidance.  Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to the Company’s controlling interest by the sum of the weighted-average number of common shares outstanding and diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to the Company’s controlling interest by the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of contingently issuable common shares.  Through July 31, 2010, on a common share equivalent basis, 70,000 warrants, all of which expired as of May 6, 2009, have been excluded from the diluted earnings (loss) per share calculation due to the anti-dilution impact. The additional 10,000 contingent shares as disclosed in Note 4 have been included in the diluted earnings (loss) per share calculation because of their dilutive impact.

NOTE   11 - ECONOMIC DEPENDENCY:

Approximately 47% of the Company’s sales were derived from one customer during the nine months ended July 31, 2010.  This customer also accounted for approximately $1,300,000 of the Company’s accounts receivable balance at July 31, 2010.   Approximately 35% of the Company’s sales were derived from one customer during the nine months ended July 31, 2009.  This customer also accounted for approximately $1,086,000 of the Company’s accounts receivable balance at July 31, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2010, approximately 54% of the Company’s purchases were from three vendors.   These vendors accounted for approximately $1,023,000 of the Company’s accounts payable at July 31, 2010.  For the nine months ended July 31, 2009, approximately 39% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $801,000 of the Company’s accounts payable at July 31, 2009.

Approximately 43% of the Company’s sales were derived from one customer during the three months ended July 31, 2010.  This customer also accounted for approximately $1,300,000 of the Company’s accounts receivable balance at July 31, 2010.   Approximately 36% of the Company’s sales were derived from one customer during the three months ended July 31, 2009.  This customer also accounted for approximately $1,086,000 of the Company’s accounts receivable balance at July 31, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE   11- ECONOMIC DEPENDENCY (cont'd):

For the three months ended July 31, 2010, approximately 54% of the Company’s purchases were from three vendors.   These vendors accounted for approximately $1,023,000 of the Company’s accounts payable at July 31, 2010.  For the three months ended July 31, 2009, approximately 39% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $801,000 of the Company’s accounts payable at July 31, 2009.

NOTE   12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the nine months ended July 31, 2010 and 2009 of $406,254 and $100,747, respectively and $115,518 and $100,747 for three months ended July 31, 2010 and 2009, respectively for the processing of finished goods.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $15,333,000 and $3,687,000 for the nine and three months ended July 31, 2010 and $10,500,000 and $3,700,000 for the nine and three months ended July 31, 2009.  The corresponding accounts payable balance to this vendor was approximately $553,000 at July 31, 2010 and $829,000 at October 31, 2009.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The deferred compensation payable represents the liability due to an officer of the Company.  Deferred compensation expenses included in officers’ salaries were approximately $13,462 and $0 during the nine and three months ended July 31, 2010 and $114,425 and $40,385 for the nine and three months ended July 31, 2009.

NOTE  13 -STOCKHOLDERS’ EQUITY:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE  13 - STOCKHOLDERS’ EQUITY (cont’d):

b.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the nine and three months ended July 31, 2010.  The Company purchased 4,693 shares for $5,526 for the nine months ended July 31, 2009.  The Company did not purchase any shares during the three months ended July 31, 2009.

c.	Dividends. On July 26, 2010, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of July 16, 2010.

NOTE  14 -FAIR VALUE MEASUREMENTS:

The Company adopted the authoritative guidance on “Fair Value Measurements”.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs.  The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(Unaudited)

NOTE  14 -FAIR VALUE MEASUREMENTS (cont’d):

		Unaudited Fair Value Measurements as of July 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Options and Futures	$1,036,565	$1,036,565	–	–
Total Assets	$1,036,565	$1,036,565	–	–

		Audited Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Options and Futures	$482,746	$482,746	–	–
Total Assets	$482,746	$482,746	–	–

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that are intended to increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also entered into a licensing agreement with Del Monte to market our S&W brand globally and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed Generations Coffee Company, LLC, a Delaware limited liability company, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in Generations Coffee Company and we are the exclusive supplier of its coffee inventory.

On May 17, 2010, through a wholly-owned subsidiary, we completed the purchase of substantially all of the assets, including equipment, inventory, trademarks, customer list and relationships of Organic Products Trading Company, a Washington corporation.  The subsidiary will operate under the Organic Products Trading Company, LLC (“OPTCO”) name from the seller’s Vancouver, Washington location.   OPTCO works directly with coffee farmers in South America and Central America to develop and import high quality certified organic green specialty coffee which is sold directly to small and medium-sized roasters throughout the United States and Canada.  We believe that OPTCO’s core business, the contracting and selling of high-end quality Organic and Fair Trade Arabica coffees to roasters located throughout North America, is highly complementary to our existing current business strategy.  In addition, OPTCO’s current customer base of approximately 200 roasters will now be able to purchase the traditional gourmet Arabica coffees from our current inventories and our customer base will have immediate access to a consistent supply of the highest quality Organic and Fair Trade Arabica coffees from a premier organization whose specialty has been procuring these coffees from around the world over the past twenty plus years. Our mutual customer bases will now be merged into one enhancing our already solid position as one of the largest purveyors of specialty green coffee in the United States today.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies.  In October 2007, we entered into an amendment to the agreement which extends the term through March 31, 2011.  The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We are continuing to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long-term success of this arrangement.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $67,500 for the quarter ended July 31, 2010.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $78,000 for the quarter ended July 31, 2010.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At July 31, 2010 our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2010

Customer list and relationships, net	$148,125
Trademarks	180,000
Goodwill	440,000

$768,125

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period.

Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the acquisition date was used as a basis to measure the fair value of goodwill. In addition, the Company retained a third party outside valuation firm to assist it in acquisition valuation as of May 17, 2010. Goodwill and the intangible assets will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of July 31, 2010 of $303,000 may require a valuation allowance if we do not generate taxable income.

Three Months Ended July 31, 2010 Compared to the Three Months Ended July 31, 2009

Net Income.  We had net income of $424,091, or $0.08 per share (basic and diluted), for the three months ended July 31, 2010 compared to net income of $799,760, or $0.15 per share (basic and diluted), for the three months ended July 31, 2009.  The decrease in net income primarily reflects an increased cost of sales resulting in part from higher green coffee prices that we were not immediately able to pass on to our customers, which resulted in a decreased gross profit.

Net Sales.  Net sales totaled $19,032,770 for the three months ended July 31, 2010, an increase of $1,743,465, or approximately 10.1%, from $17,289,305 for the three months ended July 31, 2009.  The increase in net sales reflects increased sales of specialty green coffee to our largest green coffee customers and our acquisition of OPTCO in May 2010.

Cost of Sales.  Cost of sales for the three months ended July 31, 2010 was $16,574,355, or approximately 87.1% of net sales, as compared to $14,375,619, or approximately 83.1%, of net sales for the three months ended July 31, 2009.  The increase in cost of sales as a percentage of net sales reflects a decrease in net gains on options and futures contracts of $590,000 and an increase in green coffee prices and purchases of $1,762,000, partially offset by a decrease in labor costs of $166,000

Gross Profit.  Gross profit decreased $455,271 to $2,458,415 for the three months ended July 31, 2010 as compared to gross profit of $2,913,686 for the three months ended July 31, 2009.  Gross profit as a percentage of net sales decreased by approximately 4.0% to approximately 12.9% for the three months ended July 31, 2010 as compared to approximately 16.9% for the three months ended July 31, 2009.  The decrease in our margins primarily reflects the higher green coffee prices that we were not immediately able to pass on to our customers.

Operating Expenses.  Total operating expenses increased by $167,687 or approximately 11.1%, to $1,675,363 for the three months ended July 31, 2010 compared to operating expenses of $1,507,676 for the three months ended July 31, 2009.  The increase in operating expenses was due to increased selling and administrative expense due mainly to increases of approximately $75,000 in professional services, $109,000 in insurance costs, $40,000 in commission expense, $18,000 in auto and travel expenses, $13,000 in show and demo expense, $17,000 in advertising and licenses expense partially offset by decreases of approximately $51,000 in freight expense and $54,000 in payroll costs.

Other Expense.  Other expense decreased by $28,580 to $45,235 for the three months ended July 31, 2010 compared to other expense of $73,815 for the three months ended July 31, 2009.  Interest income increased by $4,743 and interest expense decreased $23,837 during the quarter compared to the same period in 2009.  The increase in interest income resulted from interest charges related to our pre-financing activities with our organic coffee producers.  The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended July 31, 2010 totaled $303,935 compared to a provision of $534,668 for the three months ended July 31, 2009.  The decrease reflects lower pre-tax income for the 2010 quarter.

  Nine Months Ended July 31, 2010 Compared to the Nine Months Ended July 31, 2009

Net Income.  We had net income of $1,782,517, or $0.33 per share (basic and diluted), for the nine months ended July 31, 2010 compared to net income of $1,592,211, or $0.29 per share (basic and diluted), for the nine months ended July 31, 2009.  The increase in net income primarily reflects increased net sales.

Net Sales.  Net sales totaled $60,309,228 for the nine months ended July 31, 2010, an increase of $6,289,183, or 11.6%, from $54,020,045 for the nine months ended July 31, 2009.  The increase in net sales reflects increased sales of both green coffee and private label coffee to our largest customers and the acquisition of OPTCO in May 2010.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2010 was $52,655,415, or approximately 87.3% of net sales, as compared to $46,786,962, or approximately 86.6%, of net sales for the nine months ended July 31, 2009.  The increase in cost of sales as a percentage of net sales reflects a decrease in net gains on options and futures contracts of approximately $462,000 and an increase in green coffee purchases of $5,478,000, partially offset by a decrease in other costs of sales of $71,000.

Gross Profit.  Gross profit increased $420,730 to $7,653,813 for the nine months ended July 31, 2010 as compared to gross profit of $7,233,083 for the nine months ended July 31, 2009.  Gross profit as a percentage of net sales decreased by 0.7% to approximately 12.7% for the nine months ended July 31, 2010 compared to approximately 13.4% for the nine months ended July 31, 2009.  The change in our margins primarily reflects the increased cost of sales as a percentage of our increased net sales, partially offset by higher green coffee prices that we were not immediately able to pass on to our customers..

Operating Expenses.  Total operating expenses increased by $149,749, or 3.4%, to $4,549,960 for the nine months ended July 31, 2010 as compared to operating expenses of $4,400,211 for the nine months ended July 31, 2009.  The increase in operating expenses was due to increased selling and administrative expense due mainly to increases of approximately $16,000 in advertising expense, $18,000 in Entenmann’s setup expenses, $35,000 in insurance expense, $52,000 in travel and entertainment expense, $143,000 in professional services expense and $7,000 in commissions expense, $8,000 in postage expense and $10,000 in show and demo expense,  partially offset by decreases of approximately $101,000 in payroll costs, $18,000 in moving expense and $28,000 in utilities expense.

Other Expense.  Other expense decreased by $31,851 to $137,214 for the nine months ended July 31, 2010 compared to other expense of $169,065 for the nine months ended July 31, 2009.  Interest income increased by $1,279 and interest expense decreased $30,572 during the quarter compared to the same period in 2009.  The increase in interest income resulted from interest charges related to our pre-financing activities with our organic coffee producers.  The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the nine months ended July 31, 2010 totaled $1,181,865 compared to a provision of $1,068,171 for the nine months ended July 31, 2009.  The increase reflects higher pre-tax income for the 2010 period.

  Liquidity and Capital Resources

As of July 31, 2010, we had working capital of $11,055,407 which represented a $1,510,612 increase from our working capital of $9,544,795 as of October 31, 2009, and total stockholders’ equity of $13,090,018 which increased by $1,911,785 from our total stockholders’ equity of $11,178,233 as of October 31, 2009.  Our working capital increased primarily due to increases of $553,819, $2,997,776, $1,656,300 and $17,000 in commodities held at broker, inventories, prepaid green coffee and deferred income tax assets, respectively, a $1,836,075 decrease in accounts payable and a decrease in income taxes payable of $216,979, partially offset by a $1,268,292 increase in the outstanding balance of our line of credit, a $1,151,687 decrease in cash and cash equivalents and a $3,427,586 decrease in accounts receivable.  At July 31, 2010, the outstanding balance on our line of credit was 2,059,920 compared to $791,628 at October 31, 2009. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income for the nine month period ended July 31, 2010 and the issuance of stock due to our acquisition of OPTCO, partially offset by the dividend of $0.03 per share, of $166,989, paid during the quarter.

For the nine months ended July 31, 2010, our operating activities provided net cash of $260,355 as compared to the nine months ended July 31, 2009 when net cash used in operating activities was $125,452.  The increased cash flow from operations for the nine months ended July 31, 2010 was primarily due to our net income of $1,784,774, a decrease of $58,900 in commodities held at broker, a decrease of $2,348,744 in accounts receivable, partially offset by a $2,379,913 decrease in accounts payable and accrued expenses, gains on commodities of $461,786 and an increase in prepaid green coffee of $1,656,300 and inventory of $644,943.

For the nine months ended July 31, 2010, our investing activities used net cash of $2,513,345, as compared to the nine months ended July 31, 2009 when net cash used in investing activities was $166,879.  The increase in net cash used in investing activities for the nine months ended July 31, 2010 was due to the increase in purchases of property and equipment and the purchase of the assets of OPTCO in May 2010.

For the nine months ended July 31, 2010, our financing activities provided net cash of $1,101,303 compared to net cash provided in financing activities of $1,344,649 for the nine months ended July 31, 2009.  The change in cash flow from financing activities for the nine months ended July 31, 2010 was primarily due to increased advances under our line of credit partially offset by increased net principal payments under the line of credit and the payment of our quarterly dividend.

We have a Loan and Security Agreement with Sterling National Bank (“Sterling”) for a credit facility to provide for our working capital requirements.  The credit facility is a revolving $7,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $2,000,000.   The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 5.00%) plus 1.0%.  The initial term of the credit facility is three years and shall be automatically extended for successive periods of one (1) year each unless one party shall have provided the other party with a written notice of termination, at least ninety (90) days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all our tangible and intangible assets.  The personal guarantees of the two officers/shareholders were released by Sterling effective October 31, 2009.  The credit facility contains covenants that place restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, tangible net worth, leverage, fixed charge coverage, minimum working capital, dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and restrictions on fundamental changes.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2010 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

On May 17, 2010, we purchased substantially all of the assets of OPTCO for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of our common stock at Closing, d) up to an additional 10,000 shares of our common stock if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 and May 1, 2011 to April 30, 2012, which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to OPTCO at Closing.  In addition, OPTCO has agreed to lease certain premises located in Vancouver, Washington from the seller for annual rental of $31,800 plus certain common area charges for a two-year period commencing June 1, 2010.  We expect to be able to fund future cash expenditures associated with the acquisition and OPTCO’s operations going forward with cash provided by operating activities and the use of our credit facility.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At July 31, 2010, we had $2,059,920 outstanding on our variable rate revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 7 of the notes to financial statements in this report.  In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits.  However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.  We believe that, in normal economic times, our hedging policies are a vital element to our business model which not only control our cost of sales, but also give us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression if coffee prices were to suddenly rise.

At July 31, 2010, we held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at $1.55 per pound.  The fair market value of these options was $462,712 at July 31, 2010.  At July 31, 2009, we held 30 options (generally with terms of two months or less) covering an aggregate of 1,125,000 pounds of green coffee beans at $1.15 per pound.  The fair market value of these options was $147,150 at July 31, 2009.  At October 31, 2009, we held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at $1.35 per pound.  The fair market value of these options was $38,363 at October 31, 2009.

At July 31, 2010, we did not hold any future contracts. At July 31, 2009, we held 32 futures contracts for the purchase of 1,200,000 pounds of coffee at a weighted average price of $1.205 per pound.  The fair market value of coffee applicable to such contracts was $1.31 per pound at that date.  At October 31, 2009, we held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at an average price of $1.35 per pound.  The market price of green coffee applicable to such contracts was $1.36 per pound at that date.

ITEM 4.  CONTROLS AND PROCEDURES.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Coffee Holding  Co., Inc., OPTCO, and GCC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated, as is appropriate, to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, to allow timely discussions regarding disclosure.

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

ITEM 1A.  RISK FACTORS.

There were no material changes during the quarter ended July 31, 2010 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Guarantee Agreement, dated May 20, 2010, between CORDAID and Coffee Holding Co., Inc.

10.2	Loan Modification Agreement, Dated July 22, 2010, between Sterling National Bank and Coffee Holding Co., Inc.

10.3	First Amendment to the Loan and Security Agreement, dated July 23, 2010, between Sterling National Bank and Coffee Holding Co., Inc.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 14, 2010.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)