Form 10-K
period 2010-10-31
COFFEE HOLDING CO INC
filed 2011-01-31
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

Commission file number:  001-32491

COFFEE HOLDING CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	Nasdaq Stock Market LLC

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Capital Market on December 31, 2010, was $16,268,575.

As of December 31, 2010, the registrant had 5,490,823 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2010, are incorporated by reference in Part III of this Form 10-K.

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

We were founded and incorporated in New York State in 1971 and have been a family operated business for almost 40 years.  In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation.  In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange (“AMEX”) under the symbol “JVA.”  On March 15, 2010, we filed a Form 25 delisting our common stock from the AMEX and filed a Form 8-A listing our common stock on the Nasdaq Capital Market (“Nasdaq”) under the symbol “JVA.”  Our fiscal year ends on October 31.

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

In October 2009, we sold our Brooklyn, New York location after ceasing our manufacturing operations there in May.  The majority of our processing has been moved to our La Junta, Colorado facility with our Generations Coffee Company, LLC facility in Brecksville, Ohio becoming more involved with everyday coffee processing.  The closing of our Brooklyn facility reduced our long-term operating expenses, increased efficiencies and ultimately increased the profitability of the Company.  In addition, we believe that the savings and the proceeds generated from the sale will improve our cash flow and provide us with great flexibility as a company to promote our own brands, be more selective as to potential private label customers and explore and re-evaluate strategic opportunities to bolster our long-term growth.

In May 2010, we purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply chain relationships of Organic Products Trading Company, Inc. (“OPTCO”).  A green coffee merchant located on the West Coast who specializes in both the procurement and sales of high end organic and fair trade Arabica coffees.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 86% from 150 to 280.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Green Mountain Coffee Roasters (“GMCR”), we have a 18-year relationship with GMCR, our largest wholesale green coffee customer.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

Diverse Portfolio of Differentiated Branded Coffees.  We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended coffee.  In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers.  We plan to broaden our customer base and increase penetration with existing customers by expanding the S&W label from a well-known brand on the West Coast to a well-known brand throughout the United States.  In July 2007, we entered into a three-year licensing agreement (which was subsequently amended) with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., which is one of the nation’s oldest baking companies.  The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long-term success of this arrangement.  Our first production run was in February 2008 and our Entenmann’s coffee products began appearing in supermarkets in the Northeast during mid-March 2008.  Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 28 and 30 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

In July 2007, we entered into a three year licensing agreement with Entenmann’s Products, Inc. (which was subsequently amended), which gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We have developed not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  We believe these products give the line a visible upscale image to our retailers and their customers, which we believe is integral to the long-term success of this arrangement.

In May 2010, we purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply chain relationships of Organic Products Trading Company, Inc.

Grow Our Cafe Caribe and Cafe Supremo Products.  The Hispanic population in the United States is the fastest growing and now represents the largest minority demographic in the United States.  We believe there is significant opportunity for our Café Caribe and Café Supremo brands to gain market share among Hispanic consumers in the United States.  Café Caribe, which has historically been our leading brand by poundage, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers.  Café Supremo is a specialty espresso coffee which is priced for the more price sensitive Hispanic espresso coffee drinker.

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

Develop Our Food Service Business.  We plan to expand further into the food service business by developing new distribution channels for our products.  Currently, we have a limited presence in the food service market.  In 2003, we began marketing our upscale restaurant and Colombian coffee brands to hotels, restaurants, office coffee services companies and other food service retailers.  In addition, we have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers.  We attend various annual trade shows held by different buying groups, which provide us a national audience to market our food service products.

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

Wholesale Green Coffee.  The specialty coffee market represents the fastest growing area of our industry.  The number of gourmet coffee houses have been increasing in all areas of the United States.  The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace.  As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales.  We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over 90 different varieties.  Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves.  We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer.  We believe that we can increase sales of wholesale green coffee without an increase in infrastructure as well as not venturing into the highly competitive retail specialty coffee environment and utilizing our current strategy we can be as profitable or more profitable than our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2010, we supplied coffee under approximately 34 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Il CLASSICO is an S&W brand espresso product; and

Our Entenmann’s line of coffee products consists of three canned coffees and seven different bagged coffees, each of which is made from superior quality 100% Arabica specialty coffee beans that represent less than 10% of all coffee beans grown in the world.

Other Products

We also offer several niche products, including:

●          trial-sized mini-brick coffee packages;
●          specialty instant coffees;
●          instant cappuccinos and hot chocolates; and
●          tea line products.

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.09 to $2.05.  The price for coffee beans on the commodities market as of October 31, 2010 and 2009 were $2.04 and $1.36 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by GCC is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

 We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years 2010 and 2009, approximately 85% and 83% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $19.3 million or 30% in 2010, and $16.7 million or 27% in 2009, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  Another of these suppliers, Daarnhouwer & Co., B.V., accounted for approximately $5.9 million or 9.2% in 2010, and $7.6 million or 12% in 2009, of our total product purchases.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

 The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Supply and price can be affected by factors such as weather, politics and economics in the coffee exporting countries.  Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee.  Drastic or prolonged increases in coffee prices may also adversely impact our business as it could lead to a decline in overall consumption of coffee.  Similarly, rapid decreases in the cost of coffee beans may force us to lower our sale prices before realizing cost reductions in our purchases.

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

Customers

 We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $39.0 million or 47% of our net sales for the fiscal year ended October 31, 2010, $26.4 million or 35% for the fiscal year ended October 31, 2009, and $23.6 million, or 32%, for the fiscal year ended October 31, 2008.

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

 We evaluate opportunities for growth consistent with our business objectives.  We have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales.  In addition, we employ a VP of sales on the west coast who markets our S&W and IL CLASSICO brands, as well as our other branded and private label coffee products.  We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and mini-brick, filter packages, and peripheral products including, instant cappuccinos and tea line products.

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

●
We are a licensed Fair Trade dealer of Fair Trade certified coffee.  Fair Trade helps small coffee farmers to increase their incomes and improve the prospects of their communities and families.  It guarantees farmers a minimum price of $1.25 per pound or ten cents above the current market price.

●
We are the administrative benefactors to a non-profit organization called Cup for Education.  After discovering the lack of schools, teachers, and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, “Cup” was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education.

●
Most recently, we were the national opening ceremony coffee sponsor of the 2010 Avon Walk For Breast Cancer in four (4) cities (Washington, D.C., Boston, MA, San Francisco, CA and New York, NY) across the United States.  Coffee Holding was on site in all four cities serving their Entenmann’s specialty Arabica coffees to the participants who walk 39 miles over two days.  The money raised did provide women and men with breast cancer screening, support and treatment regardless of their ability to pay.

 Competition

 The coffee market is highly competitive.  We compete in the following areas:

 Wholesale Green Coffee.  There are many green coffee dealers throughout the United States.  Many of these dealers have greater financial resources than we do.  However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base.  The assistance we provide our customers includes training, coffee blending and market identification.  Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.  We believe that the addition of OPTCO as well as our two green coffee salespersons in South Carolina and Oregon allows us to compete more effectively throughout the country.

 Private Label Competition.  There are several major producers of coffee for private label sales in the United States.  Many other companies produce coffee for sale on a regional basis.  Our main competitor is the former retail coffee division of Sara Lee Corporation, which was purchased by Segafredo Zanetti Group in 2006, now known as Massimo Zanetti Beverage.  Massimo Zanetti Beverage is larger and has more financial and other resources than we do and, therefore, is able to devote more resources to product development and marketing.  We believe that we remain competitive by providing a higher level of quality and customer service.  This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities.  In addition, we provide our private label customers with information on the coffee market on a regular basis.

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

Employees

 We have 67 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

 If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, during the latter half of fiscal year 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in cost of sales.  Gains on options and futures contracts reduce cost of sales and losses on options and futures contracts increase cost of sales.  Although we had net gains on options and futures contracts, we have incurred losses on options and futures contracts during some past reporting periods.  Such losses could materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

 Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy is 100% effective in eliminating pricing risks and we generally remain exposed to loss on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although, historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, we may not be able to pass price increases through to our customers in the future.  Our hedging strategy and the hedges that we enter into may not adequately offset the risks of coffee bean price volatility and our hedges may result in losses.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  In this case, our costs of sales may increase, resulting in a decrease in profitability.

 Our revenues and profitability could be adversely affected if our joint venture is not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  While we believe that the GCC joint venture will continue to be successful, losses in this joint venture would hurt our profitability.

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

  Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

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

 As has been our practice in the past, we will continuously evaluate any such acquisitions, licensing opportunities or strategic alliances as they arise.  However, we have not reached any new agreements or arrangements with respect to any such acquisition, licensing opportunity or strategic alliance (other than those described herein) at this time and we may not be able to consummate any acquisitions, licensing arrangements or strategic alliances on terms favorable to us or at all.  The failure to consummate any such acquisitions, licensing arrangements or strategic alliances may reduce our growth and expansion.

 The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependant upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters (“GMCR”).  Sales to GMCR accounted for approximately 47% of our net sales for the fiscal year ended October 31, 2010 and 35% for the fiscal year ended 2009.

 Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

 A worsening of the United States economy could materially adversely affect our business.  Our revenues and performance depend on consumer confidence and spending, which have recently deteriorated due to current worldwide economic downturn.  This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products or otherwise implement our business strategy.  For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business.  If the current economic situation deteriorates significantly, our business could be negatively impacted.

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

 The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability.  The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the relatively low barriers of entry.  The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail.  To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected.  Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees.  These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), Massimo Zanetti Beverage, and Smuckers (owner of the Folgers brand), have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion.  In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale.  If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable.

ITEM 2.  PROPERTIES

 We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space.  We pay annual rent of $117,420 under the terms of the lease, which expires on October 31, 2023.

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

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock trades on Nasdaq under the symbol “JVA.”  On June 25, 2010, our Board of Directors approved a regular dividend program of $0.03 per share to shareholders (each, a “Quarterly Dividend”).  We paid a Quarterly Dividend on July 29, 2010 and October 28, 2010.  We have not declared or paid any other dividends on our common stock during the last two fiscal years.  At December 31, 2010, there were 371 holders of record of an aggregate of 5,490,823 shares of our common stock issued and outstanding.

 We did not repurchase any of our common stock during the quarter ended October 31, 2010.

 The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2009
1st Quarter	$1.79	$0.77
2nd Quarter	$4.91	$0.56
3rd Quarter	$4.98	$1.87
4th Quarter	$5.21	$3.55
	2010
1st Quarter	$$4.83	$$3.85
2nd Quarter	$$5.17	$$3.80
3rd Quarter	$$4.12	$$3.71
4th Quarter	$$4.85	$$3.89

ITEM 6.   SELECTED FINANCIAL DATA

 The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$83,492	$74,452	$71,186	$57,365	$51,171
Cost of sales	72,932	64,440	68,762	49,071	43,576
Gross profit	10,560	10,012	2,424	8,294	7,595
Operating expenses	6,545	6,389	6,363	6,842	6,231
Income (loss) from operations	4,015	3,623	(3,939)	1,452	1,364
Other income (expense)	(143)	1,869	(86)	(90)	(68)
Income (loss) before income taxes	3,872	5,492	(4,025)	1,362	1,296
Provision (benefit) for income taxes	1,479	2,159	(1,430)	418	602
Non controlling interest	(4)	(42)	(2)	(7)	(6
Net income (loss)	$2,389	$3,291	$(2,597)	$937	$700
Net income (loss) per share – Basic and diluted	$0.44	$0.60	$(0.47)	$0.17	$0.13

	At October 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$24,193	$19,804	$21,002	$20,397	$18,982
Short-term debt	2,307	792	3,522	897	2,543
Long-term debt	–	–	–	–	–
Total liabilities	10,662	8,625	13,151	8,194	7,640
Stockholders’ equity	13,482	11,133	7,847	12,202	11,342
Book value per share	$2.46	$2.05	$1.44	$2.05	$2.05

	At October 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per shares data)
Per Common Share Data:
Basic EPS	$.44	$.60	$(.47)	$.17	$.13
Diluted EPS	$.44	$.60	$(.47)	$.17	$.13
Cash dividends declared	$333,978	$-	$1,544,568	$-	$-

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

 Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  We believe that the joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

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

On May 17, 2010, we completed the Organic Products Transaction for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if Buyer generates a pre-tax net profit of $300,000 or more within a certain period, which payment will be made on or before June 15, 2011, c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 10,000 shares of Company common stock if Buyer generates a pre-tax net profit of $300,000 or more within certain periods, which payments of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012 (the “Supplemental Common Stock Payments”), and e) on the Closing Date, $1,809,924.24, which amount was based on the cost of inventory transferred to Buyer.  All of the employees of Seller became employees of Buyer at the closing and Buyer has entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

 In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmann’s, Inc., (which was subsequently amended) which is one of the nation’s oldest baking companies.  The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We are continuing to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.

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

 We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●
We recognize revenue in accordance with the relevant authoritative guidance.  Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with its agreements with its customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured.  Thus, revenue is recognized at the point of shipment.

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $89,000 for the year ended October 31, 2010.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $82,000 for the year ended October 31, 2010.

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2010 of $38,000 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At October 31, 2010 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2010

Customer list and relationships, net	$146,250
Trademarks	180,000
Goodwill	440,000

$766,250

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill and trademarks impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and trademarks annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period.

Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the acquisition date was used as a basis to measure the fair value of goodwill. In addition, the Company retained a third party outside valuation firm to assist it in acquisition valuation as of May 17, 2010. Goodwill and trademarks will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

Year Ended October 31, 2010 (Fiscal Year 2010) Compared to the Year Ended October 31, 2009 (Fiscal Year 2009)

 Net Income.  We had net income of $2,389,361, or $0.44 per share (basic and diluted), for the fiscal year ended October 31, 2010 compared to a net income of $3,291,066, or $0.60 per share (basic and diluted) for the fiscal year ended October 31, 2009.  Results for the fiscal year ended October 31, 2009 include a one-time gain of $1,205,796, or $0.22 cents per share, on the sale of the company’s Brooklyn, New York facility.

 Net Sales.  Net sales totaled $83,491,967 for the fiscal year ended October 31, 2010, an increase of $9,040,294, or 12.1%, from $74,451,673 for the fiscal year ended October 31, 2009.  The increase in net sales reflects higher coffee prices during fiscal year 2010 as compared to fiscal year 2009, as well as an increase in pounds of coffee sold as we surpassed 40 million pounds for the first time in the history of the Company.

 Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2010 was $72,931,626, or 87.3% of net sales, as compared to $64,439,494, or 86.6%, of net sales for the fiscal year ended October 31, 2009.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The increase in cost of sales reflects the increased cost of green coffee.  Cost of sales includes purchases of approximately $19.3 million and $16.7 million in fiscal years 2010 and 2009, respectively, from a related party.

 Gross Profit.  Gross profit for the fiscal year ended October 31, 2010 was $10,560,341, an increase of $548,162 from $10,012,179 for the fiscal year ended October 31, 2009.  Gross profit as a percentage of net sales decreased to 12.6% for the fiscal year ended October 31, 2010 from 13.4% for the fiscal year ended October 31, 2009 due to higher green coffee prices.

 Operating Expenses.  Total operating expenses increased $155,547, or 2.4%, to $6,544,597 for the fiscal year ended October 31, 2010 from $6,389,050 for the fiscal year ended October 31, 2009 due to a slight increase in selling and administrative expense, partially offset by a slight decrease in officers' salaries.  Selling and administrative expenses increased $183,746, or 3.2%, to $5,809,397 for the year ended October 31, 2010 from $5,625,651 for 2009.  The slight increase in selling and administrative expenses reflects several factors, including increases of approximately $20,000 in advertising costs, $33,000 in insurance cost, $153,000 in professional services, $20,000 in office expenses and $118,000 in travel/show and demo costs, partially offset by decreases of approximately $103,000 in salaries, $50,000 in utilities and $16,000 in moving costs.

Advertising and travel/show and demo costs increased as we were much more aggressive in the promotion of our products in the attempt to expand our markets.  Professional services increase primarily due to the acquisition of our subsidiary “OPTCO” and insurance costs increased due to the coverage of “OPTCO.”  Salaries decreased due to our cost cutting efforts, utilities decreased due to the shifting of our manufacturing to Colorado and Ohio and the moving costs were a one time cost incurred in fiscal 2009.

 Other Income (Expense).  Other expense was $142,993 for the fiscal year ended October 31, 2010 as compared to other income of $1,869,300 for the fiscal year ended October 31, 2009.  The decrease in other income was attributable to the sale of our manufacturing facilities during fiscal 2009.

 Income Before Taxes and Noncontrolling Interest in Subsidiary.  We had income of $3,872,751 before income taxes and noncontrolling interest in subsidiary for the fiscal year ended October 31, 2010 compared to income of $5,492,429 for the fiscal year ended October 31, 2009.  The sale of our manufacturing facilities during fiscal 2009 resulted in a one time gain of $2,107,501.  The income for the year ended October 31, 2009 would have been $3,384,928 without the gain from the sale of our manufacturing facility.  Therefore a comparison on an operational basis, as adjusted for the effect of the one-time gain on the sales of the facility, shows that our income actually increased $487,823 for the year ended October 31, 2010 from $3,384,928 to $3,872,751.  The increase was primarily attributable to our increased gross profit on higher sales.

 Income Taxes.  Our provision for income taxes for the fiscal year ended October 31, 2010 totaled $1,479,489 compared to a provision of $2,159,319 for the fiscal year ended October 31, 2009.  The change was attributable to lower total income due to the sale of our manufacturing facility during fiscal 2009.

Liquidity and Capital Resources

 As of October 31, 2010, we had working capital of $11,387,396, which represented a $1,842,601 increase from our working capital of $9,544,795 as of October 31, 2009, and total stockholders’ equity of $13,482,346 which increased by $2,349,383 from our total stockholders’ equity of $11,132,963 as of October 31, 2009.  Our working capital increased primarily due to an increase of $3,390,277 in inventories and $1,335,676 in prepaid green coffee, partially offset by a decrease of $1,321,849 in accounts receivable.  At October 31, 2010, the outstanding balance on our line of credit was $2,306,749 compared to $791,628 at October 31, 2009.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income for fiscal year 2010.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at October 31, 2010 and 2009, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

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

On July 22, 2010, the Company had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the facility has been extended to February 17, 2013.  Additionally, the Company received a limited credit guarantee of $1,800,000 from the not-for–profit entity CORDAID that is available to be used as collateral for the loan facility to Sterling.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral by OPTCO for a loan facility from Sterling to the Company under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  The Guarantee Agreement expires no later than March 31, 2011 and can be extended for one additional year.  In addition, the Company has a corporate guarantee as security to Cordaid as the first loss guarantee of 25% of the outstanding amount of the guarantee up to a maximum of $350,000.

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends.  The facility agreement was changed to allow the payment of quarterly dividends of not more than 3 cents per share.

As of October 31, 2010 and 2009 the outstanding balance under the bank line of credit was $2,306,749 and $791,628, respectively.  The Company was in compliance with all required financial covenants at October 31, 2010 and 2009.

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

 For the fiscal year ended October 31, 2010 our operating activities provided net cash of $1,342,092 as compared to the fiscal year ended October 31, 2009 when operating activities provided net cash of $814,515.  The increased cash flow from operations for the fiscal year ended October 31, 2010 was primarily due to decreases in accounts receivable of $1,304,231, partially offset by increases in accounts payable of $468,156.

For the fiscal year ended October 31, 2010, our investing activities used net cash of $2,623,687 as compared to the fiscal year October 31, 2009 when net cash provided by investing activities was $2,731,665.  The increase in our uses of cash in investing activities was primarily due to the gain realized in fiscal 2009 from the sale of our manufacturing facility of $2,906,473 and by the cost of the acquisition of our subsidiary of $2,259,924.

 For the fiscal year ended October 31, 2010, our financing activities provided net cash of $1,181,143 compared to net cash used in financing activities of $2,736,105 for the fiscal year ended October 31, 2009.  The change in cash flow from financing activities for the fiscal year ended October 31, 2010 was primarily due to paying off our old line of credit with Merrill Lynch Business Financial Services, Inc. in fiscal year 2009, partially offset by the payment of dividends of $333,978 during fiscal year 2010.

 We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2011 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  At October 31, 2010, our debt consisted of $2,306,749 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $7,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 5.00%) plus 1%.  This loan is secured by tangible and intangible assets of the Company.

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

At October 31, 2010, the Company held 37 future contracts for the purchase of 1,387,500 pounds of coffee at a weighted average price of $1.872 per pound compared to 50 future contracts for the purchase of 1,875,000 pounds of coffee at a weighted average price of $1.35 per pound for the fiscal year ended October 31, 2009.  The fair market value of coffee applicable to such contracts was $2.054 and $1.36 per pound, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-31 following the Exhibit Index of this Annual Report on Form 10-K.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and the directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2010.  In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2010, our internal control over financial reporting is effective based on those criteria.

 There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents filed as part of this Report

(1)           Financial Statements

The financial statements and related notes, together with the report of ParenteBeard LLC appear at pages F-1 through F-31 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

10.6	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.7	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC.

10.8	License Agreement with Entenmann’s Products, Inc., dated April 1, 2007.

10.9	Amendment No. 1 to the License Agreement with Entenmann’s Products, Inc., dated August 7, 2007.

10.10	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010.

11.1	Calculation of Earnings Per Share.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2011.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 31, 2011
(principal executive officer and principal financial and accounting officer)

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	January 31, 2011

/s/ Gerard DeCapua
Gerard DeCapua	Director	January 31, 2011

/s/ Daniel Dwyer
Daniel Dwyer	Director	January 31, 2011

/s/ Barry Knepper
Barry Knepper	Director	January 31, 2011

/s/ John Rotelli
John Rotelli	Director	January 31, 2011

/s/ Robert M. Williams
Robert M. Williams	Director	January 31, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.8	License Agreement with Entenmann’s Products, Inc., dated April 1, 2007.
10.9	Amendment No. 1 to the License Agreement with Entenmann’s Products, Inc., dated August 7, 2007.
10.10	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010.
11.1	Calculation of Earnings per Share.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PARENTEBEARD LLC

Clark, New Jersey

January 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2010 AND 2009

	2010	2009
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,672,921	$1,773,373
Commodities held at broker	275,499	77,306
Accounts receivable, net of allowances of $197,078 for 2010 and $165,078 for 2009	8,852,372	10,174,221
Inventories	8,190,420	4,800,143
Prepaid green coffee	1,335,676	-
Prepaid expenses and other current assets	502,852	419,740
Prepaid and refundable income taxes	9,521	36,068
Deferred income tax asset	328,000	286,000
TOTAL CURRENT ASSETS	21,167,261	17,566,851

Machinery and equipment, at cost, net of accumulated depreciation of $5,147,593 and $4,681,558 for 2010 and 2009, respectively	1,560,940	1,648,214
Customer list and relationships, net of accumulated amortization of $3,750 for 2010	146,250	-
Trademarks	180,000	-
Goodwill	440,000	-
Deposits and other assets	699,029	588,573
TOTAL ASSETS	$24,193,480	$19,803,638
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,124,072	$6,655,916
Line of credit	2,306,749	791,628
Income taxes payable	234,744	453,512
Contingent liability	41,000	-
Deferred income tax liabilities	73,300	121,000
TOTAL CURRENT LIABILITIES	9,779,865	8,022,056

Deferred income tax liabilities	216,700	14,500
Deferred rent payable	124,756	99,067
Deferred compensation payable	540,642	489,782
TOTAL LIABILITIES	10,661,963	8,625,405
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,579,830 and 5,529,830 shares issued for 2010 and 2009, respectively; 5,490,823 and 5,440,823 shares outstanding for 2010 and 2009, respectively	5,580	5,530
Additional paid-in capital	7,581,973	7,327,023
Contingent consideration	39,000	-
Retained earnings	6,151,054	4,095,671
Less: Treasury stock, 89,007 common shares, at cost for 2010 and 2009	(295,261)	(295,261)
Total Coffee Holding Co., Inc. and OPTCO Stockholders’ Equity	13,482,346	11,132,963
Noncontrolling interest	49,171	45,270
TOTAL EQUITY	13,531,517	11,178,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,193,480	$19,803,638

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
NET SALES	$83,491,967	$74,451,673

COST OF SALES (which include purchases of approximately $19.3 million and $16.7 million in fiscal years 2010 and 2009, respectively, from a related party)	72,931,626	64,439,494

GROSS PROFIT	10,560,341	10,012,179

OPERATING EXPENSES:
Selling and administrative	5,809,397	5,625,651
Officers’ salaries	735,200	763,399
TOTAL	6,544,597	6,389,050
INCOME FROM OPERATIONS	4,015,744	3,623,129
OTHER INCOME (EXPENSE):
Interest income	94,355	9,191
Other income and gains	-	5,700
Gain on sale of manufacturing facility	-	2,107,501
Interest expense	(237,348)	(253,092)
TOTAL	(142,993)	1,869,300

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST IN SUBSIDIARIES	3,872,751	5,492,429

Provision for income taxes	1,479,489	2,159,319

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	2,393,262	3,333,110
Less: Net income attributable to the noncontrolling interest in subsidiaries	(3,901)	(42,044)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,389,361	$3,291,066

Basic and diluted earnings per share	$.44	$.60

Weighted average common shares outstanding:
Basic	5,463,837	5,441,462
Diluted	5,468,439	5,441,462

COFFEE HOLDING CO., INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2010 AND 2009

						Additional Paid - in	Retained	Contingent	Non-Controlling
	Common Stock		Treasury Stock			Capital	Earnings	Consideration	Interest	Total
	$.001 Par Value
	Number of		Number of
ITEM 2.	Shares	Amount	Shares	Amount

Balance, 10/31/08	5,445,516	$5,530	84,314		$(289,735)	7,327,023	$804,605	$0	$0	$7,847,423

Stock repurchase	(4,693)	-	4,693		(5,526)	-	-	-	-	(5,526)

Net income	-	-	-		-	-	3,291,066	-	-	3,291,066

Non-Controlling Interest	-	-	-		-	-	-	-	45,270	45,270

Balance, 10/31/09	5,440,823	$5,530	89,007		$(295,261)	$7,327,023	$4,095,671	$-	$45,270	$11,178,233

Stock issued	50,000	50	-		-	254,950	-			255,000

OPTCO	-	-	-		-	-	-	39,000	-	39,000

Dividend	-	-	-		-	-	(333,978)	-	-	(333,978)

Net income	-	-	-		-	-	2,389,361	-	-	2,389,361

Non-Controlling Interest	-	-	-		-	-	-	-	3,901	3,901

Balance, 10/31/10	5,490,823	$5,580	89,007	$	(295,261)	$7,581,973	$6,151,054	$39,000	$49,171	$13,531,517

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES:
Net income	$2,393,262	$3,333,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469,787	537,375
Gain on sale of manufacturing facility	-	(2,107,501)
Unrealized gain on commodities	(198,193)	(329,187)
Other gains	-	(5,700)
Bad debt expense	17,618	95,294
Deferred rent	25,689	29,108
Deferred income taxes	112,500	687,377
Changes in operating assets and liabilities:
Accounts receivable	1,304,231	(1,201,718)
Inventories	(1,580,353)	246,411
Prepaid expenses and other current assets	(83,112)	(134,840)
Prepaid green coffee	(1,335,676)	-
Prepaid and refundable income taxes	26,547	989,867
Accounts payable and accrued expenses	468,156	(2,464,207)
Deposits and other assets	(59,596)	91,464
Income taxes payable	(218,768)	453,512
Net cash provided by operating activities	1,342,092	220,365

INVESTING ACTIVITIES:
Purchase of assets of OPTCO – net cash paid	(2,259,924)	-
Proceeds from the sale of equipment	-	30,000
Proceeds from the sale of manufacturing facility	-	2,906,473
Purchases of machinery and equipment	(363,763)	(204,808)
Net cash (used in) provided by investing activities	(2,623,687)	2,731,665

FINANCING ACTIVITIES:
Advances under bank line of credit	84,750,863	76,276,346
Principal payments under bank line of credit	(83,235,742)	(75,484,718)
Payoff of previous bank line of credit	-	(3,522,207)
Payment of dividend	(333,978)	-
Purchase of treasury stock	-	(5,526)
Net cash provided by (used in) financing activities	1,181,143	(2,736,105)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100,452)	215,925

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,773,373	1,557,448

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,672,921	$1,773,373

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$241,371	$250,266
Income taxes paid	$1,585,757	$737,494
Income taxes (refunded)	$-	$(703,123)

SUPPLEMENTAL DISCLOSURE INVESTING ACTIVITIES:
On May 17, 2010, the Coffee Holding Co., Inc. acquired substantially all of the assets of OPTCO:
Assets acquired:
Inventory	$1,809,924	$-
Equipment	15,000	-
Customer list and relationships	150,000	-
Trademarks	180,000	-
Goodwill	440,000	-
Total assets acquired:	2,594,924	-
Purchase of assets funded by:
Contingent liability	41,000	-
Contingent consideration	39,000	-
Common stock, par value $.001 per share, 50,000 shares	50	-
Additional paid-in capital	254,950	-
	335,000	-

Net cash paid	$2,259,924	$-

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and it sells green coffee.  The Company’s core product, coffee, can be summarized and divided into three product categories (“product lines”) as follows:

Wholesale Green Coffee:  unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

Branded Coffee: coffee roasted and blended to the Company’s own specifications and packaged and sold under the Company’s seven proprietary and licensed brand names in different segments of the market.

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada.  Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers.  The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States.

The Company’s wholesale green, private label, and branded coffee product categories generate revenues and cost of sales individually but incur selling, general and administrative expenses in the aggregate. There are no individual product managers and discrete financial information is not available for any of the product lines. The Company’s product portfolio is used in one business and it operates and competes in one business activity and economic environment. In addition, the three product lines share customers, manufacturing resources, sales channels, and marketing support. Thus, the Company considers the three product lines to be one single reporting segment.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 1 - BUSINESS ACTIVITIES (cont’d):

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned for the year ended October 31, 2010 was $66,482.  The prepaid coffee balance was $1,335,676 at October 31, 2010.

ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances.  The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable.  The Company establishes the allowance for doubtful accounts based on a history of past write-offs, collections and current credit considerations.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2010	2009
Allowance for doubtful accounts	$90,078	$105,078
Reserve for other allowances	47,000	-
Reserve for sales discounts	60,000	60,000
Totals	$197,078	$165,078

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

INVENTORIES:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

MACHINERY AND EQUIPMENT:

Machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Purchases of machinery and equipment and additions and betterments which substantially extend the useful life of an asset are capitalized at cost.  Expenditures which do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company also provides for amortization of leasehold improvements over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

COMMODITIES HELD AT BROKER:

The commodities held at broker represent the market value of the Company’s trading account, which consists of cash and future and option contracts for the purchase of coffee held with Morgan Stanley Smith Barney.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are marked to market based on market data of similar instruments that are in observable markets with current recognition of gains and losses on such positions.  The Company's accounting for options and futures contracts may increase earnings volatility in any particular period. The Company acquires options and futures contracts primarily for the purpose of guaranteeing an adequate supply of green coffee.  The Company has open position contracts held by the broker, which includes cash and commodities for futures and options summarized as follows:

	2010	2009
Cash	$1,344,109	$405,440

Option contracts	(323,002)	65,812
Future contracts	598,501	11,494
Total commodities	275,499	77,306

Totals	$1,619,608	$482,746

The Company has grouped any cash balances held by the broker with the cash and cash equivalent balance on the accompanying consolidated balance sheet.   The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At October 31, 2010, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $2.00 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was ($323,002) at October 31, 2010.   The Company held 37 futures contracts (generally with terms of three to four months) for the purchase of 1,387,500 pounds of green coffee at a weighted average price of $1.872 per pound.  The fair market value of coffee applicable to such contracts was $2.054 per pound at that date.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

At October 31, 2009, the Company held 30 options (generally with terms of two months or less) covering an aggregate of 1,125,000 pounds of green coffee beans at $1.35 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $65,812 at October 31, 2009.  At October 31, 2009, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at a weighted average price of $1.35 per pound.  The fair market value of coffee applicable to such contracts was $1.36 per pound at that date.

Included in cost of sales for the years ended October 31, 2010 and 2009, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2010	2009
Gross realized gains	$1,550,330	$1,789,424
Gross realized (losses)	(375,302)	(269,702)
Unrealized gains	198,193	329,187
Total	$1,373,221	$1,848,909

RECLASSIFICATION:

A reclassification has been made to the Company’s consolidated financial statements for the prior period to conform to the current presentation. The reclassification had no effect on previously reported consolidated results of operations or retained earnings. The cash balance included in commodities held at broker has been reclassified and included in the cash and cash equivalents balance on the accompanying consolidated balance sheets for the fiscal years ended October 31, 2010 and 2009.

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  In accordance with authoritative accounting guidance the Company’s goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for possible impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2010, the Company has determined that an impairment did not exist

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer list and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over their estimated useful life of twenty years.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $61,390 and $41,724 for the years ended October 31, 2010 and 2009, respectively.

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

On November 1, 2007, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) “Accounting for Uncertainty in Income Taxes.  At the adoption date and at October 31, 2010 and 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2010 and 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress

STOCK OPTIONS:

The Company accounts for any stock options in accordance with the recognition and measurement provisions as included in the authoritative guidance issued by the FASB.  The FASB requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) which provides views regarding the interaction between the FASB and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and, if applicable, “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share” and certain other financial accounting pronouncements.  Basic earnings per common share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

The weighted average common shares outstanding used in the computation of basic earnings per share was 5,463,837 and 5,441,462 at October 31, 2010 and 2009, respectively.  The weighted average common shares outstanding used in the computation of diluted earnings per share was 5,468,439 and 5,441,462 at October 31, 2010 and 2009, respectively Through April 30, 2009 on a common share equivalent basis, 70,000 warrants, all of which expired as of May 6, 2009, have been excluded from the diluted earnings per share calculation due to the anti-dilution impact.

	2010	2009

Net Income	$2,389,361	$3,291,066

BASIC EARNINGS:
Weighted average number of common shares
outstanding	5,463,837	5,441,462

Basic earnings per common share	$0.44	$0.60

DILUTED EARNINGS:
Weighted average number of common shares
outstanding	5,463,837	5,441,462
Contingent shares - common stock equivalents	4,602	-
Weighted average number of common shares
outstanding - as adjusted	5,468,439	5,441,462

Diluted earnings per common share	$0.44	$0.60

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The carrying amount of the bank line of credit borrowings approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

REVENUE RECOGNITION:

The Company recognizes revenue in accordance with the authoritative guidance.  Revenue is recognized at the point title and risk of ownership transfers to its customers upon the Company’s shippers taking possession of the goods at the time of shipment because i) title passes in accordance with the terms of the Company’s purchase orders and with its agreements with its customers, ii) any risk of loss is covered by the Company’s customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured.  Thus, revenue is recognized at the point of shipment to its customers.

Returns: The Company does not accept returns for damaged goods on packed coffee and unusable green coffee, as the customer takes possession of our product at the point of shipment.  In the event a customer claims receipt of damaged goods, the Company, acting as an agent on behalf of the customer, may file a claim for reimbursement with the shipper. The Company is not obligated or required to act as an agent on behalf of its customers, but may make the business decision to do so as a convenience to its customers. The shipper keeps the damaged product.  The Company will then ship a completely new order to the customer once a claim has been filed and the Company receives reimbursement or credit from the shipper for the initial shipment. The Company does evaluate the need, if any, of an accrual for returns for damaged goods. To date, returns for damaged goods have been immaterial.  The Company estimates that, based on historical trends, that future returns for damaged goods should also be immaterial.

In the event that the Company ships an incorrect order or has returns for short dated product, the Company will accept those two types of items back as returns. The amount for these two types of returns are estimated, accrued and recognized at the date of sale. These amounts are included in the determination of net sales.

Slotting fees:  Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves.  The cost of these fees are estimated, accrued and recognized at the earlier of the date cash is paid or a liability to the retailer is created.  The amounts are included in the determination of net sales.

Sales discounts:  The amount of sales discounts are estimated, accrued and recognized at the date of the sale.  These amounts are included in the determination of net sales.

Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions.  Under incentive programs of this nature, the Company estimates and accrues the cost of the rebate at the date of the sale.  These amounts are included in the determination of net sales.

Cooperative advertising: Under these arrangements, the Company will agree to reimburse the reseller for a portion of the costs incurred by the reseller to advertise and promote certain of the Company’s products.  The Company estimates, accrues and recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity first takes place.  The costs of these incentives are included in advertising expense.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

SHIPPING AND HANDLING FEES AND COSTS:

In accordance with the authoritative guidance pertaining to the “Accounting for Shipping and Handling Fees and Costs”, revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,294,000 and $1,322,000 for the years ended October 31, 2010 and 2009, respectively is included in selling and administrative expenses.

CONCENTRATION OF RISK:

The Company’s cash and cash equivalent at times, exceed applicable insurance limits.  The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.  The Company has not experienced any losses in such accounts, and believes it is not subject to any significant credit risk on cash and cash equivalents.

In addition, see Note 10 for concentration of risks with respect to trade receivables and purchases from certain vendors.

OPERATING LEASES:

Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $124,756 and $99,067 is included as deferred rent payable as of October 31, 2010 and 2009, respectively.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Consolidation of Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing base upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This guidance is effective for the Company beginning November 1, 2010.  The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

Intangibles – Goodwill and Other

In December 2010, the FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance is effective for the Company beginning November 1, 2011.  The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

Broad Transactions – Business Combination

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning November 1, 2011. The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance requires that a change in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary.  When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements.  This guidance was adopted and is effective as of November 1, 2009.  The provisions of this guidance have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was to reclassify minority interest as a part of equity noncontrolling interest included in the consolidated statement of changes in stockholders’ equity.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 4 - FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition Company, LLC in the state of Delaware.

On May 17, 2010, the Company and Coffee Holding Acquisition Company, LLC (collectively the “Buyer”) purchased substantially all of the assets, including equipment, inventory, trademarks, customer list and relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if Buyer generates a pre-tax net profit of $300,000 or more during the periods from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of the Company's common stock at closing, d) up to an additional 10,000 shares of the Company's common stock if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, and May 1, 2011, to April 30, 2012 which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer at closing. The Agreement also indicates that commencing no sooner than six months from the Closing that the Company has agreed to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given calendar year.  At closing, Coffee Holding Acquisition, Company LLC changed its name to Organic Products Trading Company, LLC (“OPTCO”).

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue to operate the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each are eligible for a bonus.  The Buyer shall have the right to terminate the employment of the executives at any time with or without cause and the executive shall have the right to resign at any time with or without good reason.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 4 - FORMATION OF SUBSIDIARY (cont’d):

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

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The values assigned to the customer list and relationships are being amortized over a twenty year period. Amortization expense was $3,750 for the year ended October 31, 2010.  The future amortization on the customer list and relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of income. As of October 31, 2010, the Company has determined that no adjustment was warranted to the contingent liability. The contingent consideration will not be remeasured each reporting period and any subsequent settlement will be accounted for in stockholders’ equity.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the years ended October 31, 2010 and 2009 have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Year Ended October 31,
	2010	2009
Pro forma sales	$90,418,058	$84,108,275
Pro forma net income	$2,671,822	$3,604,895
Pro forma basic and diluted earnings per share	$.49	$.66

The operations of OPTCO have been included in the Company’s consolidated statement of operations since the date of the acquisition on May 17, 2010.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 5 - INVENTORIES:

Inventories at October 31, 2010 and 2009 consisted of the following:

	2010	2009
Packed coffee	$1,566,678	$1,388,547
Green coffee	5,952,225	2,484,518
Packaging supplies	671,517	927,078
Totals	$8,190,420	$4,800,143

NOTE 6 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2010 and 2009 consisted of the following:

	Estimated Useful Life	2010	2009
Improvements	15-30 years	$161,298	$161,298
Machinery and equipment	7 years	5,947,027	5,708,166
Furniture and fixtures	7 years	600,208	460,308
		6,708,533	6,329,772
Less, accumulated depreciation		5,147,593	4,681,558
		$1,560,940	$1,648,214

Depreciation expense totaled $466,037 and $537,375 for the years ended October 31, 2010 and 2009, respectively.

The Company recorded a current asset for assets held for sale at July 31, 2009 since the Company expected to sell its Brooklyn, New York warehouse and roasting facility (the “Facility”) within twelve months and had met all other criteria required to meet held for sale accounting.  The Company sold the Facility in October 2009 at a gain summarized as follows:

Sales price	$3,000,000
Less: remaining depreciated cost and
land of the Facility	(798,972)
Less: closing costs	(93,527)
Gain on sale of manufacturing facility	$2,107,501

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 7 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at October 31, 2010 and 2009, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

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

On July 22, 2010, the Company had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the facility has been extended to February 17, 2013.  Additionally, the Company received a limited credit guarantee of $1,800,000 from the not-for–profit entity CORDAID that is available to be used as collateral for the loan facility to Sterling.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral by OPTCO for a loan facility from Sterling to the Company under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  The Guarantee Agreement expires no later than March 31, 2011 and can be extended for one additional year.  In addition, the Company has a corporate guarantee as security to CORDAID as the first loss guarantee of 25% of the outstanding amount of the guarantee up to a maximum of $350,000.

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends.  The facility agreement was changed to allow the payment of quarterly dividends of not more than 3 cents per share.

As of October 31, 2010 and 2009, the outstanding balance under the bank line of credit was $2,306,749 and $791,628, respectively.  The Company was in compliance with all required financial covenants at October 31, 2010 and 2009.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 8 - INCOME TAXES:

The Company’s provision for income taxes in 2010 and 2009 consisted of the following:

	2010	2009
Current
Federal	$1,179,132	$1,270,286
State and local	187,857	201,656
	1,366,989	1,471,942

Deferred
Federal	100,000	420,877
State and local	12,500	266,500
	112,500	687,377
Income tax expense	$1,479,489	$2,159,319

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2010		2009

Federal income tax statutory rate	$1,313,237	34%	$1,867,426	34%
State income taxes	166,252	5%	291,893	5%

Effective tax rate	$1,479,489	39%	$2,159,319	39%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 8 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accounts receivable	$72,000	$69,000
Deferred compensation	199,500	181,000
Inventory	56,500	36,000

Total current deferred tax asset	$328,000	$286,000

Deferred tax liabilities:
Current deferred tax liability:
Unrealized gains
Non-current deferred tax liability:	$73,300	$121,000
Fixed assets	216,700	14,500

Total deferred tax liabilities	$290,000	$135,500

The Company utilized its remaining federal net operating loss of $1,454,233 to reduce the Company’s taxable income for the year ended October 31, 2009.

A valuation allowance was not provided at October 31, 2010 or 2009.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 8 - INCOME TAXES (cont’d):

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of October 31, 2010 and 2009, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2010 and 2009, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York and Oregon state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2007.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2006.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company occupied warehouse facilities, in Brooklyn, New York under an operating lease, which terminated in March 2009, it was originally set to expire on December 31, 2011, at a monthly rental of $15,000.  The lease required the Company to pay utilities and other maintenance expenses.  Rent charged to operations amounted to $75,000 for the year ended October 31, 2009.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2010 and 2009.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $147,696 for the years ended October 31, 2010 and 2009.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 9 - COMMITMENTS AND CONTINGENCIES (cont’d):

OPERATING LEASES:

In May 2010, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning May 17, 2010, expires on June 1, 2012.  Rent charged to operations amounted to $15,900 for the year ended October 31, 2010.

The aggregate minimum future lease payments as of October 31, 2010 for each of the next five years and thereafter are as follows:

October 31,

2011	$252,836
2012	239,354
2013	227,155
2014	232,238
2015	237,523
Thereafter	2,168,851
$3,357,957

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $55,819 and $59,882 for the years ended October 31, 2010 and 2009, respectively.

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 47% of the Company’s sales were derived from one customer during the year ended October 31, 2010.  This customer also accounted for approximately $3,372,000 or 38% of the Company’s accounts receivable balance at October 31, 2010.   Approximately 35% of the Company’s sales were derived from one customer during the year ended October 31, 2009.  This customer also accounted for approximately $3,075,000 or 30% of the Company’s accounts receivable balance at October 31, 2009.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2010, approximately 85% of the Company’s purchases were from ten vendors.   One of these vendors accounted for 30% of total purchases.  This vendor accounted for approximately $474,000 of the Company’s accounts payable at October 31, 2010.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 10 - ECONOMIC DEPENDENCY (cont’d):

For the year ended October 31, 2009, 83% of the Company’s purchases were from ten vendors.  One of these vendors accounted for 27% of total purchases.  This vendor accounted for approximately $373,000 of the Company’s accounts payable at October 31, 2009.

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2010 and 2009 of $505,977 and $273,271, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $19,282,000 and $16,733,000 for the years ended October 31, 2010 and 2009, respectively.  The corresponding accounts payable balance to this vendor was approximately $474,000 and $829,000 at October 31, 2010 and 2009, respectively.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable, which also includes investment earnings, represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2010 and 2009 was $540,642 and $489,782, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $13,462 and $127,884 during the years ended October 31, 2010 and 2009, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Warrants to Purchase Common Stock. The Company entered into an agreement with Maxim Group, LLC (“Maxim”) for Maxim to serve as the Company’s financial advisors and lead managing underwriter for a public offering of the Company’s common stock which concluded on June 16, 2005. Subsequently, Maxim and Joseph Stevens & Company, Inc. (“Joseph Stevens”) entered into an agreement pursuant to which Joseph Stevens agreed to act as managing underwriter and Maxim participated in the underwriting syndicate of the offering. The Company also sold to Joseph Stevens and Maxim for $100, warrants to purchase 70,000 shares of common stock at a price of $6.00 per share. The fair value of these warrants was credited to additional paid-in capital. The warrants were exercisable for a period of five (5) years and contained provisions for cashless exercise, anti-dilution and piggyback registration rights. The warrants expired May 6, 2009 and are no longer exercisable.

b.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the year ended October 31, 2010. The Company purchased 4,693 shares for $5,526 during year ended October 31, 2009

c.	Dividends. On October 25, 2010, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of October 1, 2010. On July 26, 2010, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of July 16, 2010.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

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

The Company determines fair values for its investment assets as follows:

Investments at fair value consist of commodity securities.  The Company’s commodity securities are classified within Level 2 and include coffee futures and options contracts.  To determine fair value, the Company utilizes the market approach valuation technique for the coffee futures and options contracts.  The Company uses Level 2 inputs that are based on market data of similar instruments that are in observable markets.  All commodities on the balance sheet are recorded at fair value with changes in fair value included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

The following tables present the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

NOTE 13 - FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of October 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$598,501	–	$598,501	–
Commodities – Options	(323,002)	–	(323,002)	–
Total Assets	$275,499	–	$275,499	–

		Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$11,494	–	$11,494	–
Commodities – Options	65,812	–	65,812	–
Total Assets	$77,306	–	$77,306	–

NOTE 14 - SUBSEQUENT EVENT

The Company paid a cash dividend on January 31, 2011, of $166,989 ($.03 per share) to all stockholders of record as of the close of business on January 17, 2011.