Form 10-K/A
period 2010-10-31
COFFEE HOLDING CO INC
filed 2011-02-28
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission file number:  001-32491

COFFEE HOLDING CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (referred to in this annual report as “we,” “us,” “the Company” or “Coffee Holding”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2011 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  In addition, on the cover page, the reference in the Original 10-K to the incorporation by reference of the Company’s 2011 definitive proxy statement has been deleted.  The Company is also updating its lists of exhibits in Item 15 of this report to include the listing of exhibits previously filed and the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) required to be filed with this Amendment.  Except for the foregoing, the Amendment does not modify or update the Original 10-K.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Individuals Serving on the Board of Directors

The Company’s directors and executive officers and their ages and their positions as of January 31, 2011, are as follows:

Name	Age(1)	Term Expires	Position(s) Held With Coffee Holding	Director Since

Gerard DeCapua	49	2013	Director	1997

Robert M. Williams	51	2013	Director	2005

Daniel Dwyer	54	2012	Director	1998

Andrew Gordon	49	2012	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997

David Gordon	46	2011	Executive Vice President – Operations, Secretary and Director	1995

Barry Knepper	60	2012	Director	2005

John Rotelli	52	2011	Director	2005
__________________

(1)	As of January 31, 2011.

The principal occupation and business experience of each director are set forth below.  Unless otherwise indicated, each of the following persons has held his present position for at least the last five years.

Gerard DeCapua has served as a director of Coffee Holding since 1997.  Mr. DeCapua has had his own law practice in Rockville Centre, New York since 1986.  Mr. DeCapua received his law degree from Pace University.  We believe that Mr. DeCapua’s legal experience brings significant knowledge regarding legal issues facing Coffee Holding and provide him with the skills and qualifications to serve as a director.

Daniel Dwyer has served as a director of Coffee Holding since 1998.  Mr. Dwyer has been a senior coffee trader at Rothfos Corporation, a green coffee bean supplier, since 1995.  Mr. Dwyer is responsible for our account with Rothfos.  We paid Rothfos approximately $24.2 million, $16.7 million and 19.3 million for green coffee purchases in fiscal 2008, 2009 and 2010, respectively, and expect to pay Rothfos a similar amount in fiscal 2011.  All purchases are made on arms’ length terms.  We believe that Mr. Dwyer’s experience with the coffee industry will enable him to provide the board with beneficial insight for Coffee Holding’s business development and strategy.  Mr. Dwyer’s relationship with Rothfos has helped to foster a beneficial relationship between Rothfos and Coffee Holding.  Mr. Dwyer serves on the board of directors of the National Coffee Association.

Andrew Gordon has been the Chief Executive Officer, President, Treasurer and a director of Coffee Holding since 1997 and its Chief Financial Officer since November 2004.  He is responsible for managing Coffee Holding’s overall business and has worked for Coffee Holding for over 23 years, previously as a Vice President from 1993 to 1997.  Mr. Gordon has worked in all capacities of Coffee Holding’s business and serves as the direct contact with its major private label accounts.  Mr. Gordon received his Bachelor of Business Administration degree from Emory University.  He is the brother of David Gordon.  Through his experience as President and Chief Executive Officer of the Company as well as his 27 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director.  We believe Mr. Gordon’s extensive experience with, and institutional knowledge of, Coffee Holding and the industry is an integral contribution to Coffee Holding’s current successes and its ability to grow and flourish in the industry.

David Gordon has been the Executive Vice President – Operations, Secretary and a director of Coffee Holding since 1995.  He is responsible for managing all aspects of Coffee Holding’s roasting and blending operations, including quality control, and has worked for Coffee Holding for over 25 years, previously as an Operating Manager from 1989 to 1995.  He is a charter member of the Specialty Coffee Association of America (“SCAA”).  Mr. Gordon attended Baruch College in New York City.  He is the brother of Andrew Gordon.  Through his 27 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director.  We believe Mr. Gordon’s extensive institutional knowledge and leadership are invaluable to Coffee Holding’s current and future successes.  Mr. Gordon’s leadership, as demonstrated by the launch of the Specialty Green segment of the business as well as the founding of the SCAA, is a valuable resource for Coffee Holding’s business development and future strategy.

Barry Knepper has served as a director of Coffee Holding since 2005.  From July 2004 to the present, Mr. Knepper has been the President and Chief Executive Officer of CFO Business Solutions, a management consulting firm.  Mr. Knepper was the Chief Financial Officer for TruFoods Corporation, a growth oriented franchise management company from April 2001 through June 2004.  From January 2000 through March 2001 he was the Chief Financial Officer of Offline Entertainment, an early stage television and motion picture production company.  From 1982 through 1999 he served as the Chief Financial Officer of Unitel Video, Inc., a publicly-traded nationwide high tech service company in the television, film and new media fields.  We believe that Mr. Knepper’s diversified financial, accounting and business expertise provide him with the qualifications and skills to serve as a director.

John Rotelli has served as a director of Coffee Holding since 2005.  Mr. Rotelli has over thirty-two years of experience in the coffee industry and is currently Vice President of L.J. Cooper Company, one of the largest green coffee brokers and agents in North America.  He is also a director of the Green Coffee Association.  Mr. Rotelli’s industry and business experience provides the Board with valuable expertise within the coffee industry as well as beneficial relationships that can help form new beneficial relationships for Coffee Holding.

Robert M. Williams has served as a director of Coffee Holding since 2005.  Mr. Williams has been a principal of R. Madison, Inc., a national sales, distribution, sourcing and business development firm, since 2003.  From 2002 to 2003, he was the Executive Vice President, Sales & Marketing for Lodis Corporation, a fine leather goods manufacturer.  From May 2001 to January 2002, he was the Vice President of Sales, Central & Eastern North America, of Hartmann, Inc., the leather and luggage goods division of Brown-Forman Corporation, and from 1997 to May 2001 he served as its Director, Personal Leather Goods & Accessories.  Mr. Williams received a Bachelor of Science, Business Administration, Marketing from the University of South Carolina, Columbia in 1981.  We believe that Mr. Williams’s diverse experience in sales and marketing and related leadership experience will enable him to serve as an effective director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC.  Such officers, directors and greater than 10% stockholders are also required by the rule of the SEC to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company and, as applicable written representations from executive officers and directors of the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2010.

Code of Ethics

The Board has adopted a Code of Conduct and Ethics that applies to each of our directors, officers and employees.  The Code of Conduct and Ethics sets forth our policies and expectations on a number of topics, including:

•	acceptance of gifts;

•	financial responsibility regarding both personal and business affairs, including transactions with Coffee Holding;

•	personal conduct, including ethical behavior and outside employment and other activities;

•	affiliated transactions, including separate identities and usurpation of corporate opportunities;

•	preservation and accuracy of Coffee Holding’s records;

•	compliance with laws, including insider trading compliance;

•	preservation of confidential information relating to our business and that of our clients;

•	conflicts of interest;

•	the safeguarding and proper use of our assets and institutional property;

•	code administration and enforcement;

•	reporting, investigating and resolving of all code violations; and

•	code-related training, certification of compliance and maintenance of code-related records.

The Audit Committee of our Board reviews the Code of Conduct and Ethics on a regular basis, and will propose or adopt additions or amendments to the Code of Conduct and Ethics as appropriate.  The Code of Conduct and Ethics is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.”  A copy of the Code of Conduct and Ethics may also be obtained free of charge by sending a written request to:

David Gordon, Secretary
Coffee Holding Co., Inc.
3475 Victory Boulevard
Staten Island, NY 10314

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Our Compensation Committee has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. In that regard, the Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries and benefit programs.  The Compensation Committee ensures that the total compensation paid to our executive leadership team is fair and reasonable.  Generally, the types of compensation and benefits provided to members of the executive leadership team, including the named executive officers, are similar to those provided to our other officers and employees.  Throughout this Amendment, the individuals who served as President, Chief Executive Officer and Chief Financial Officer (Andrew Gordon) and Executive Vice President-Operations and Secretary (David Gordon) during the fiscal year ended October 31, 2010, are referred to as the “named executive officers.”

Compensation Components

Our compensation program for executive officers consists generally of base salary and annual bonuses.  These elements are intended to provide an overall compensation package that is commensurate with our financial resources, that is appropriate to assure the retention of experienced management personnel, and that aligns their financial interests with those of our stockholders.  We pay our named executive officers commensurate with their experience and responsibilities.  Because each of our named executive officers already owns a substantial number of shares of Coffee Holding common stock, the Compensation Committee does not believe that stock-based awards provide them with additional incentives or further align their interests with our stockholders.

Base Salary.  Each of our named executive officers receives a base salary to compensate him for services performed during the year.  The base salaries of our named executive officers are established annually by the Board upon recommendation by the Compensation Committee.  When determining the base salary for each of our named executive officers, the Compensation Committee considers the performance of the executive officer, the duties of the executive officer, the experience of the executive officer in his position and salary levels of the companies in our peer group.  Salary levels are also intended to reflect our financial performance.  We have entered into employment agreements with each of the named executive officers that provide for minimum annual base salaries.  The named executive officers are eligible for annual increases in their base salaries as a result of company performance, individual performance and any added responsibility since their last salary increase.

Annual Bonus. Our named executive officers are eligible to receive annual cash bonuses.  These bonuses are intended to reward the achievement of corporate goals and individual performance objectives.  The bonus levels are intended to be competitive with those typically paid by the companies in our peer group and commensurate with the executive officers’ successful execution of duties and responsibilities.

Implementation for Fiscal Year 2010

For the 2010 fiscal year, Andrew Gordon received a base salary of $350,000 and a cash bonus of $90,800.  David Gordon received a base salary of $250,000 and a cash bonus of $75,000.

Compensation Decision-Making Policies and Procedures.

Decision-Making and Policy-Making. As a Nasdaq listed company, we must observe governance standards that require executive officer compensation decisions to be made by the independent director members of our Board or by a committee of independent directors.  Consistent with these requirements, our Board has established a Compensation Committee all of whose members are independent directors.

The Compensation Committee provides advice and makes recommendations to our Board in the areas of employee salaries and benefit programs.  The Compensation Committee has established a formal charter.  Compensation consists of three components: (1) base salary; (2) bonuses; and (3) long-term incentives (e.g., deferred compensation and fringe benefits).

The Compensation Committee generally meets at least once each year.  During the fiscal year ended October 31, 2010, the Compensation Committee met one (1) time.  It considers the expectations of the Chief Executive Officer with respect to his own compensation and his recommendations with respect to the compensation of more junior executive officers, as well as empirical data on compensation practices at peer group companies. The Compensation Committee does not delegate its duties to others.

Use of Outside Advisors and Survey Data.  The Compensation Committee uses its own criteria coupled with empirical peer group data to establish the chief executive officer’s base salary.  In 2010, the peer group consisted of five coffee roasting companies.  Among other things, the Compensation Committee analyzed the net sales, net income and overall executive compensation of each of the peer group companies in determining the appropriate salary levels for the chief executive officer.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee of Coffee Holding were at any time during or prior to fiscal year ended October 31, 2010 an officer or employee of Coffee Holding or had any relationship requiring disclosure under Item 404 (Transactions with Related Persons, Promoters and Certain Control Persons) of Regulation S-K.  None of the executive officers of Coffee Holding served as a member of another entity’s Board or as a member of the Compensation Committee (or other Board committee performing equivalent functions) during the fiscal year ended October 31, 2010, which entity had an executive officer serving on the Board or as a member of the Compensation Committee of Coffee Holding.  There are no interlocking relationships between Coffee Holding and other entities that might affect the determination of the compensation of our executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Amendment and has discussed it with management.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee of Coffee Holding Co., Inc.

John Rotelli, Chairman Barry Knepper Robert M. Williams

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Director Compensation

Non-employee directors receive $800 per Board meeting and committee meeting attended in person and $400 per each Board meeting and committee meeting attended telephonically.  Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at Board and committee meetings.  Non-employee directors are also eligible to participate in our stock option plan, the terms of which are discussed elsewhere in this Amendment.  No stock options were granted to non-employee directors during the fiscal year ended October 31, 2010.

Total directors’ meeting and committee fees for the fiscal year ended 2010 were $12,085.06.  We do not compensate our employee directors for service as directors.  Directors are also entitled to the protection of certain indemnification provisions in our Articles of Incorporation and bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2010 fiscal year.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)

Gerard DeCapua	3,200.00	0	3,200.00

Daniel Dwyer	800.00	0	800.00

Barry Knepper	3,200.00	0	3,200.00

John Rotelli	1,600.00	0	1,600.00

Robert M. Williams	2,800.00	485.06	3,285.06
———————
(1)	Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

Executive Compensation

The table below sets forth the compensation of each of our named executive officers for fiscal years 2010, 2009 and 2008, respectively.

Summary Compensation Table

Name andPrincipal Positions	Year	Salary(1) ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2) ($)	All Other Compensation(3) ($)	Total ($)
Andrew Gordon, President, Chief Executive Officer, Chief Financial Officer and Treasurer	2010	350,000	90,800	0	0	48,416	489,216
	2009	350,000	99,000	0	0	43,058	492,058
	2008	356,730		0	0	19,381	376,111

David Gordon, Executive Vice President - Operations and Secretary	2010	250,000	75,000	0	0	48,527	373,527
	2009	250,000	65,000	0	0	38,387	353,387
	2008	254,196		0	0	28,121	282,317
———————

(1)	The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2)
Includes the amount of interest accrued on defined contribution deferred compensation balances at a rate in excess of 120% of the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986 (the “Code”) and dividends or dividend equivalents on balances denominated in Coffee Holding Co., Inc. common stock in excess of the dividends paid to stockholders generally during the fiscal year.

(3)
The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation.  The figure shown for Andrew Gordon includes $22,478 and $14,519, respectively for a business car lease in 2010 and 2009; $9,800, $16,800 and $9,200 in employer contributions to the 401(k) plan; life insurance premiums of $1,428 and health insurance premiums of $14,710, $11,739 and $10,181 for fiscal years ended 2010, 2009 and 2008, respectively.  The figure shown for David Gordon includes $9,900 for a business car lease in fiscal 2010; $9,800, $16,800 and $9,000 in employer contributions to the 401(k) plan, life insurance premiums of $5,535, $3,000 and $3,000 and health insurance premiums of $23,292, $18,587 and $16,121 for the fiscal years ended 2010, 2009 and 2008, respectively.

Employment Agreements.  We have entered into employment agreements with Andrew Gordon to secure his continued service as President, Chief Executive Officer, Chief Financial Officer and Treasurer and with David Gordon to secure his continued service as Executive Vice President ― Operations and Secretary.  These employment agreements have rolling five-year terms that began on May 6, 2005.  These agreements may be converted to a fixed five-year term by the decision of our Board or the executive.  These agreements provide for minimum annual salaries of $356,730 for Andrew Gordon and $254,196 for David Gordon, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans.  They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and thereafter for so long as the executives are subject to liability for such service to the extent permissible by the Nevada Revised Statutes.

The terms of the employment agreements provide that each executive will be entitled to severance benefits if his employment is terminated without “cause” or if he resigns for “good reason” or following a “change in control” (as such terms will be defined in the employment agreements) equal to the value of the cash compensation and fringe benefits that he would have received if he had continued working for the remaining unexpired term of the agreement.  The employment agreements also provide uninsured disability benefits.  During the term of the employment agreements and, in case of discharge with “cause” or resignation without “good reason,” for a period of one year thereafter, the executives are subject to (1) restrictions on competition with us; and (2) restrictions on the solicitation of our customers and employees.  For all periods during and after the term of the employment agreements, the executives are subject to nondisclosure and restrictions relating to our confidential information and trade secrets.

If we experience a change in ownership, a change in effective ownership or control or a change in ownership of a substantial portion of our assets as contemplated by Section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an “excess parachute payment” under current federal tax laws.  Federal tax laws impose a 20% excise tax, payable by each executive, on excess parachute payments.  Under the terms of the employment agreements, we will reimburse the executives for the amount of this excise tax and will make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executives will retain approximately the same net-after tax amounts under the employment agreement that they would have retained if there were no 20% excise tax.  The effect of this provision is that we, and not the executives, bear the financial cost of the excise tax and we could not claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement or gross-up payment.

Deferred Compensation Plan for Executive Officers. In January 2005, we established the Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan for Executive Officers.  Currently, Andrew Gordon is the only participant in the plan.  Each executive officer who participates in the plan may defer receipt of all or a portion of his or her annual cash compensation received from Coffee Holding.  The deferred amounts are allocated to a deferral account and credited with interest according to the investment classifications made available by the Board.  The plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events.  The amounts deferred, and related investment earnings, are held in a rabbi trust for the benefit of participating executives until such amounts are distributed pursuant to the terms of the plan.

The following table sets forth information regarding nonqualified deferred compensation earned by our named executive officers during the last fiscal year under non-qualified defined contribution plans.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Andrew Gordon	13,462	0	37,398	0	540,642
David Gordon	0	0	0	0	0
———————

(1)	Executive contributions are included in the Summary Compensation Table under the captions “Salary,” “Bonus” and “Non-Equity Incentive Plan Compensation,” as applicable.

(2)	Company contributions are included under the caption “All Other Compensation” in the Summary Compensation Table.

(3)	Earnings did not accrue at above-market or preferential rates and are not reflected in the Summary Compensation Table.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of Coffee Holding’s common stock, par value $0.001 per share, beneficially owned by (i) each person known to be the owner of 5% or more of our common stock (ii) each director, (iii) the named executive officers identified in the Summary Compensation Table included elsewhere in this Amendment and (iv) all directors and executive officers of Coffee Holding as a group, as of February 23, 2011.  The percent of common stock outstanding was based on a total of 5,566,316 shares of Coffee Holding’s common stock outstanding as of February 23, 2011.  Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.  The address for each person shown in the table is c/o Coffee Holding Co., Inc., 3475 Victory Boulevard, Staten Island, New York 10314.

Name	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding (%)

Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1,144,908	(1)	20.57

David Gordon	Senior Vice President – Operations, Secretary and Director	1,199,908	(2)	21.57

Gerard DeCapua	Director	100		*

Daniel Dwyer	Director	700		*

Barry Knepper	Director	0		0

John Rotelli	Director	100		*

Robert M. Williams	Director	681		*

Rachelle Gordon		364,241	(3)	6.54

Sterling Gordon		364,241	(4)	6.54

All directors and executive officers as a group (7 persons)		2,346,397		42.15
———————
*	Less than 0.1%

(1)
Includes 676,263 shares owned by Mr. Gordon directly, 348,645 shares owned by the Andrew Gordon Grantor Retained Annuity Trust of which Andrew Gordon is the grantor, beneficiary and trustee, with sole power to vote and dispose of the shares, and 120,000 shares held by Mr. Gordon as custodian for his minor children.

(2)	Includes 1,019,908 shares owned by Mr. Gordon directly and 180,000 shares held by Mr. Gordon as custodian for his minor children.

(3)	Includes 172,241 shares owned by Mrs. Gordon directly and 192,000 shares owned by Mrs. Gordon’s husband, Sterling A. Gordon. Mrs. Gordon is the mother of Andrew Gordon and David Gordon.

(4)	Includes 192,000 shares owned by Mr. Gordon directly and 172,241 shares owned by Mr. Gordon’s wife, Rachelle L. Gordon. Mr. Gordon is the father of Andrew Gordon and David Gordon.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has engaged Generations Coffee Company, LLC (“GCC”), with which the Company has a joint venture, as an outside contractor.  Coffee Holding is the 60% equity owner of the joint venture and GCC owns the other 40% equity interest.  Payments to GCC during the year ended October 31, 2010 amounted to $505,977 for the processing of finished goods.

Mr. Dwyer is a senior coffee trader for Rothfos Corporation, a coffee trading company (“Rothfos”). Mr. Dwyer is responsible for our account with Rothfos.  We paid Rothfos approximately $24.2 million, $16.7 million and $19.3 million for green coffee purchases in fiscal 2008, 2009 and 2010 respectively.  Rothfos accounted for approximately $474,000 and $829,000 of the Company’s accounts payable for the fiscal years ended October 31, 2010 and 2009, respectively.  All purchases are made on arms’ length terms.

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  All transactions between us and our officers, directors and principal stockholders and their affiliates are subject to approval by an independent committee of our Board of Directors.

Corporate Governance

Coffee Holding is committed to establishing and maintaining high standards of corporate governance.  Our executive officers and the Board have worked together to construct a comprehensive set of corporate governance initiatives that we believe will serve the long-term interests of our stockholders and employees.  We believe these initiatives comply fully with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC adopted thereunder.  In addition, we believe our corporate governance initiatives fully comply with the rules of the Nasdaq Stock Market LLC (“Nasdaq”).  The Board will continue to evaluate, and improve upon as appropriate, our corporate governance principles and policies.

Independent Directors

We use Nasdaq’s definition of independence to determine the independence of our directors.  For a director to be “independent” under Nasdaq’s rules, the director must not be an executive officer or employee of Coffee Holding or any of its subsidiaries, and must not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Nasdaq’s rules also expressly provide that the following persons cannot be considered independent.

•	a director who is, or during the past three years was, employed by Coffee Holding or by any subsidiary of Coffee Holding;

•
a director who accepts or who has a family member who accepts any payments from Coffee Holding or any subsidiary of Coffee Holding in excess of $120,000 during the current fiscal year or any of the past three fiscal years, other than (1) payments for Board service, (2) compensation paid to a family member who is a non-executive employee of Coffee Holding; or (3) benefits under a tax-qualified retirement plan or non-discretionary compensation;

•	a director who is a family member of an individual who is, or during the past three years was, employed by Coffee Holding or by any subsidiary of Coffee Holding as an executive officer;

•
a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which Coffee Holding made, or from which Coffee Holding received, payments for property or services (other than those arising solely from investments in Coffee Holding’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, in the current fiscal year or any of the past three fiscal years;

•
a director of Coffee Holding who is employed, or has a family member who is employed, as an executive officer of another entity where any of the executive officers of Coffee Holding serve on the compensation committee of such other entity, or if such relationship existed during the past three years; or

•
a director who is, or has a family member who is, a current partner of Coffee Holding’s registered independent public accountants, or was a partner or employee of Coffee Holding’s registered independent public accountants, and worked on Coffee Holding’s audit during the past three years.

The Board has determined that Gerard DeCapua, Barry Knepper, John Rotelli and Robert M. Williams, a majority of the Board, are “independent” directors under Nasdaq’s rules.

Consistent with Nasdaq’s rules, independent directors meet in regularly scheduled executive sessions without non-independent directors.  The independent directors have selected Barry Knepper to serve as the presiding director at the executive sessions for the 2011 fiscal year.  The presiding director will take a lead role in the Board’s self-evaluation process.

Nasdaq’s rules, as well as SEC rules, impose additional independence requirements for all members of the Audit Committee.  Specifically, in addition to the “independence” requirements discussed above, “independent” audit committee members must: (1) not accept, directly or indirectly, any consulting, advisory, or other compensatory fees from Coffee Holding or any subsidiary of Coffee Holding other than in the member’s capacity as a member of the Board and any Board committee; (2) not be an affiliated person of Coffee Holding or any subsidiary of Coffee Holding; and (3) not have participated in the preparation of the financial statements of Coffee Holding or any current subsidiary of Coffee Holding at any time during the past three years.  In addition, Nasdaq’s rules require that all audit committee members be able to read and understand fundamental financial statements, including Coffee Holding’s balance sheet, income statement, and cash flow statement.  The Board believes that the current members of the Audit Committee meet these additional standards.

Furthermore, at least one member of the Audit Committee must be financially sophisticated, in that he or she has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including but not limited to being or having been a chief executive officer, chief financial officer, other senior officer with financial oversight responsibilities.  Additionally, the SEC requires that Coffee Holding disclose whether the Audit Committee has, and will continue to have, at least one member who is a “financial expert.”  The Board has determined that Barry Knepper meets the SEC’s definition of an audit committee financial expert.

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee.  The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit.  The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants.  The Audit Committee reviews and approves all transactions with affiliated parties.  The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.”  All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards.  Gerard DeCapua, Barry Knepper and Robert M. Williams serve as members of the Audit Committee with Barry Knepper serving as its chairman.  The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations.  The Audit Committee held four (4) meetings during the fiscal year ended October 31, 2010.

Compensation Committee.  The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation.  The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole.  The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.”  All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards.  Barry Knepper, John Rotelli and Robert M. Williams serve as members of the Compensation Committee, with John Rotelli serving as its chairman.  The Compensation Committee held one (1) meeting during the fiscal year ended October 31, 2010.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders.  The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our bylaws and applies the same criteria to all persons being considered.  All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards.  Gerard DeCapua, John Rotelli and Robert M. Williams serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman.  The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.”  The Nominating and Corporate Governance Committee held one (1) meeting during the fiscal year ended October 31, 2010.

There are no minimum qualifications that must be met by a Nominating and Corporate Governance Committee-recommended nominee.  It is the policy of the Nominating and Corporate Governance Committee to recommend individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who will be most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of our stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended October 31, 2010 and 2009, Coffee Holding retained ParenteBeard LLC to provide audit and other services and incurred fees as follows:

	Fiscal Year
	2010	2009
Audit fees(1)	$106,270	$123,960
Audit related fees	0	0
Tax fees	20,000	21,000
All other fees	0	0
Total	$126,270	$144,960
———————

(1)           Audit fees consisted of work performed in connection with the audit of the consolidated financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as quarterly reviews and review of the annual Form 10-K filings.

Audit Committee Pre-Approval Policy

The Audit Committee, or a designated member of the Audit Committee, shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for Coffee Holding by our registered independent public accountants, subject to the de minimis exceptions for non-audit services that are approved by the Audit Committee prior to completion of the audit, provided that: (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by Coffee Holding to its registered independent public accountant during the fiscal year in which the services are provided; (2) such services were not recognized by Coffee Holding at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee.  Of the services set forth in the table above, all were preapproved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Schedules

The information required by this item is included in the Original 10-K filed on January 31, 2011.

(3) Exhibits

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

10.7
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491).

10.8
Agreement for Purchase and Sale of Assets, by and among Organic Products Trading Company, the Garth William Smith and Gaylene Louise Smith Living Trust, Garth William Smith, Gaylene Louise Smith, Coffee Holding Acquisition LLC and Coffee Holding Co., Inc., dated April 22, 2010 (“Organic Purchase Agreement”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2010 (File No. 001-32491)).

10.9	First Amendment to the Organic Purchase Agreement, dated May 13, 2010 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2010 (File No. 001-32491)).

10.10
Employment Agreement, dated May 14, 2010, by and between Garth William Smith and Organic Products Trading Company LLC (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2010 (File No. 001-32491)).

10.11
Employment Agreement, dated May 14, 2010, by and between Gaylene Smith and Organic Products Trading Company LLC (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2010 (File No. 001-32491)).

10.12
Guarantee Agreement, dated May 20, 2010, between CORDAID and Coffee Holding Co., Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 001-32491)).

10.13
Loan Modification Agreement, Dated July 22, 2010, between Sterling National Bank and Coffee Holding Co., Inc.  (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 001-32491)).

10.14	License Agreement with Entenmann’s Products, Inc., dated April 1, 2007 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.15
Amendment No. 1 to the License Agreement with Entenmann’s Products, Inc., dated August 7, 2007 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.16
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

11.1	Calculation of Earnings Per Share (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	February 28, 2011
(principal executive officer and principal financial and accounting officer)

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	February 28, 2011

/s/ Gerard DeCapua
Gerard DeCapua	Director	February 28, 2011

/s/ Daniel Dwyer
Daniel Dwyer	Director	February 28, 2011

Barry Knepper	Director

John Rotelli	Director

/s/ Robert M. Williams
Robert M. Williams	Director	February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.