Form 10-Q
period 2011-01-31
COFFEE HOLDING CO INC
filed 2011-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number:  001-32491

Coffee Holding Co., Inc.
(Exact name of registrant as specified in its charter)

Nevada	11–2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

(718) 832-0800
(Registrant’s telephone number including area code)

N/A
____________________________________________________________
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

5,490,823 shares of common stock, par value $0.001 per share, are outstanding at March 9, 2011.

		PAGE
PART I

ITEM 1 –	FINANCIAL STATEMENTS	1

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4 –	CONTROLS AND PROCEDURES	27

PART II

ITEM 1 –	LEGAL PROCEEDINGS	28

ITEM 1A –	RISK FACTORS	28

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4 –	(Removed and Reserved)	28

ITEM 5 –	OTHER INFORMATION	28

ITEM 6 –	EXHIBITS	28

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011 AND OCTOBER 31, 2010

	January 31, 2011	October 31, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,869,014	$1,672,921
Commodities held at broker	121,062	275,499
Accounts receivable, net of allowances of $197,078 for 2011 and 2010	10,446,733	8,852,372
Inventories	6,914,163	8,190,420
Prepaid green coffee	363,733	1,335,676
Prepaid expenses and other current assets	383,303	502,852
Prepaid and refundable income taxes	132,662	9,521
Deferred income tax asset	169,500	328,000
TOTAL CURRENT ASSETS	21,400,170	21,167,261
Machinery and equipment, at cost, net of accumulated depreciation of $5,256,784 and $5,147,593 for 2011 and 2010, respectively	1,584,255	1,560,940
Customer list and relationships, net of accumulated amortization of $5,625 and $3,750 for 2011 and 2010, respectively	144,375	146,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Deposits and other assets	746,446	699,029
TOTAL ASSETS	$24,495,246	$24,193,480
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,282,297	$7,124,072
Line of credit	1,816,859	2,306,749
Income taxes payable	198,203	234,744
Contingent liability	41,000	41,000
Deferred income tax liabilities	-	73,300
TOTAL CURRENT LIABILITIES	9,338,359	9,779,865
Deferred income tax liabilities	18,000	216,700
Deferred rent payable	130,297	124,756
Deferred compensation payable	592,931	540,642
TOTAL LIABILITIES	10,079,587	10,661,963
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,579,830 shares issued; 5,490,823 shares outstanding for 2011 and 2010	5,580	5,580
Additional paid-in capital	7,581,973	7,581,973
Contingent consideration	39,000	39,000
Retained earnings	7,025,137	6,151,054
Less: Treasury stock, 89,007 common shares, at cost for 2011 and 2010	(295,261)	(295,261)
Total Coffee Holding Co., Inc. and OPTCO Stockholders’ Equity	14,356,429	13,482,346
Noncontrolling interest	59,230	49,171
TOTAL EQUITY	14,415,659	13,531,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,495,246	$24,193,480

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	2011	2010
NET SALES	$25,641,093	$21,359,151

COST OF SALES (which includes purchases of approximately $4.8 million and $6.6 million for the three months ended January 31, 2011 and 2010, respectively from a related party)	22,560,399	18,721,421

GROSS PROFIT	3,080,694	2,637,730

OPERATING EXPENSES:
Selling and administrative	1,506,246	1,439,025
Officers’ salaries	179,850	149,849
TOTAL	1,686,096	1,588,874

INCOME FROM OPERATIONS	1,394,598	1,048,856

OTHER INCOME (EXPENSE):
Interest income	160,586	1,319
Interest expense	(112,636)	(53,415)
TOTALS	47,950	(52,096)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	1,442,548	996,760

Provision for income taxes	391,417	441,262

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	1,051,131	555,498
Less: Net loss (income) attributable to the noncontrolling interest	(10,059)	2,480

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,041,072	$557,978

Basic and diluted earnings per share	$.19	$.10

Dividends declared per share	$.03	$-

Weighted average common shares outstanding:
Basic	5,490,823	5,440,823
Diluted	5,500,823	5,440,823

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$1,051,131	$555,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,066	111,002
Unrealized loss on commodities	154,437	262,862
Bad debt expense	-	13,500
Deferred rent	5,541	6,422
Deferred income taxes	(113,500)	(38,500)
Changes in operating assets and liabilities:
Accounts receivable	(1,594,361)	544,213
Inventories	1,276,257	(149,585)
Prepaid expenses and other current assets	119,549	(12,701)
Prepaid green coffee	971,943	-
Prepaid and refundable income taxes	(123,141)	(4,288)
Accounts payable and accrued expenses	158,225	(1,241,583)
Deposits and other assets	4,872	25,787
Income taxes payable	(36,541)	(51,803)
Net cash provided by operating activities	1,985,478	20,784

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(132,506)	(80,994)
Net cash used in investing activities	(132,506)	(80,994)

FINANCING ACTIVITIES:
Advances under bank line of credit	20,690,112	22,465,558
Principal payments under bank line of credit	(21,180,002)	(21,832,633)
Payment of dividend	(166,989)	-
Net cash (used in) provided by financing activities	(656,879)	632,925

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,196,093	572,715

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,921	970,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,869,014	$1,543,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$116,675	$63,366
Income taxes paid	$659,773	$483,772

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE    1   -  BUSINESS ACTIVITIES (cont’d):

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary Coffee Holding Acquisition Company, LLC to purchase the assets. Subsequent to the closing the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented.  The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2011, and results of operations for the three months ended January 31, 2011 and 2010 and cash flows for the three months ended January 31, 2011 and 2010, as applicable, have been made.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   2   -   BASIS OF PRESENTATION (cont’d):

The results of operations for the three months ended January 31, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE   3   -   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Consolidation of Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs.  The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance.  Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity.  In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary.  Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events.  This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks.  This guidance is effective for the Company beginning November 1, 2010.  The Company noted that the adoption of the revised guidance did not have any impact on the consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the standard requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The Company adopted the guidance for Level 1 and Level 2 fair-value measurements for the second fiscal quarter beginning February 1, 2010. The Company adopted the guidance for Level 3 fair-value measurements for the second fiscal quarter beginning February 1, 2011, as required. The Company does not expect the adoption of this standard to have a material impact on the disclosures for fair-value measurements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   3   -   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING  THE COMPANY (cont’d) :

Intangibles – Goodwill and Other

In December 2010, the FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s).

Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This guidance will be effective for the Company beginning on November 1, 2011.  The Company noted that this guidance would only impact the consolidated financial statements if an acquisition occurs subsequent to November 1, 2011.

Broad Transactions

In December 2010, the FASB amended the existing guidance to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this guidance also expand the supplemental pro forma disclosures under the guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this guidance are effective for the Company prospectively for business combinations for which an acquisition date is on or after the beginning of the first annual reporting period beginning on November 1, 2011. The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   4   -   FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition LLC in the state of Delaware.

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition LLC (collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of the Company’s common stock at closing, d) up to an additional 10,000 shares of the Company’s common stock if Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012, and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer at closing. The Agreement also indicated that commencing no sooner than six months from the Closing, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the calendar year, commencing on October 22, 2010 through October 21, 2011.  At closing, the Buyer changed its name to Organic Products Trading Company LLC (“OPTCO”).

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements, commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue to operate the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each executive is eligible for a bonus.  The Buyer shall have the right to terminate the employment of each executive at any time with or without cause and each executive shall have the right to resign at any time with or without good reason.

The Buyer entered into confidentiality and non-compete agreements with seven employees and or executives of the Seller.  The non-compete agreements are in effect during their employment by the Buyer and continue for one year thereafter.  The executives agree not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   4   -   FORMATION OF SUBSIDIARY (cont’d):

The Buyer also agreed to lease certain premises located in Vancouver, Washington from the Seller for an annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period, commencing June 1, 2010.

The following table summarizes the preliminary allocation of the $2,615,924 purchase price utilizing the fair values of the assets acquired at May 17, 2010.

Purchase price – cash	$2,309,924
Purchase price share consideration	306,000

Total purchase price	$2,615,924

Property and equipment	$15,000
Inventory	$1,809,924
Goodwill and other intangible assets	791,000

Total assets acquired	$2,615,924

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
 (Unaudited)

NOTE   4   -   FORMATION OF SUBSIDIARY (cont’d):

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and relationships is being amortized over a twenty year period. Amortization expense was $3,750 for the fiscal year ended October 31, 2010.  The future amortization on the customer list and relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of operations. The contingent consideration will not be remeasured each reporting period and any subsequent settlement will be accounted for in equity.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three months ended January 31, 2011 and 2010 have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended January 31,
	2011	2010
Pro forma sales	$25,641,093	$24,140,613

Pro forma net income	$1,041,072	$708,906
Pro forma basic and diluted earnings per share	$.19	$.13

The operations of OPTCO have been included in the Company’s consolidated statement of operations since the date of the acquisition May 17, 2010.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   5   -   PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $75,350 and $0 for the three months ended January 2011 and 2010, respectively.  The prepaid coffee balance was $363,733 at January 31, 2011 and $1,335,676 at October 31, 2010.

NOTE   6   -   ACCOUNTS RECEIVABLE:

Accounts receivable are recorded net of allowances.  The allowance for doubtful accounts represents the estimated uncollectible portion of accounts receivable.  The Company establishes the allowance for doubtful accounts based on a history of past write-offs and collections and current credit considerations.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns and slotting fees expected to be incurred by the Company from its customers.  The allowances are summarized as follows:

	January 31, 2011	October 31, 2010
	(unaudited)
Allowance for doubtful accounts	$90,078	$90,078
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$197,078	$197,078

NOTE   7   -   INVENTORIES:

Inventories consisted of the following:

	January 31, 2011	October 31, 2010
	(unaudited)
Packed coffee	$1,689,184	$1,566,678
Green coffee	4,500,650	5,952,225
Packaging supplies	724,329	671,517
Totals	$6,914,163	$8,190,420

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   8   -   COMMODITIES:

The commodities held at the broker represent the market value of the Company’s trading account, which consists of future contracts for coffee held with Morgan Stanley Smith Barney.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are marked to market based on market data of similar instruments that are in observable markets with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. The Company acquires options and futures contracts primarily for the purpose of guaranteeing an adequate supply of green coffee.  The Company has open position contracts held by the broker, which includes cash and commodities for futures and options summarized as follows:

	January 31, 2011	October 31, 2010
	(unaudited)
Option Contracts	423,762	(323,002)
Future Contracts	(302,700)	598,501
Total Commodities	121,062	275,499

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At January 31, 2011, the Company held 150 options (generally with terms of two months or less) covering an aggregate of 5,625,000 pounds of green coffee beans at $2.25 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $121,062.  At January 31, 2011, the Company did not hold any futures contracts.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   8   -    COMMODITIES (cont’d):

At January 31, 2010, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at $1.32 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $63,900 at January 31, 2010.  At January 31, 2010, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at a weighted average price of $1.36 per pound.  The fair market value of coffee applicable to such contracts was $1.32 per pound at that date.

Included in cost of sales for the three months ended January 31, 2011 and 2010, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2011	2010
	(unaudited)	(unaudited)
Gross realized gains	$835,260	$400,919
Gross realized losses	(2,419)	(3,368)
Unrealized losses	(154,437)	(262,862)
Total	$678,404	$134,689

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   9   -   LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at January 31, 2011 and January 31, 2010, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company and was personally guaranteed by two officers/stockholders of the Company.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at January 31, 2011 and October 31, 2010. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the credit facility was extended to February 17, 2013.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.  Additionally, the Company received a guarantee of $1,800,000 from the not-for-profit entity CORDAID.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Company has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  The initial term of the Guarantee Agreement expires on March 31, 2011 and can be extended for one additional year.  In addition, the

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE   9   -    LINE OF CREDIT (cont’d):

Company has a corporate guarantee as security to CORDAID as the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends by the Company.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

As of January 31, 2011 and January 31, 2010, the outstanding balance under the bank line of credit was $1,816,859 and $2,306,749, respectively.

NOTE   10  -  INCOME TAXES:

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of January 31, 2011 and October 31, 2010, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2011 and October 31, 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE  11  -   EARNINGS PER SHARE:

The Company presents “basic and, if applicable, “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share” and certain other financial accounting pronouncements.  Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 5,490,823 and 5,440,823 at January 31, 2011 and January 31, 2010, respectively.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 5,500,823 and 5,440,823 for the three months ended January 31, 2011 and 2010, respectively. The additional 10,000 contingent shares as disclosed have been included in the diluted earnings per share calculation because of their dilutive impact.

NOTE  12  -   ECONOMIC DEPENDENCY:

Approximately 44% of the Company’s sales were derived from one customer during the three months ended January 31, 2011.  This customer also accounted for approximately $4,900,000 of the Company’s accounts receivable balance at January 31, 2011.  Approximately 43% of the Company’s sales were derived from one customer during the three months ended January 31, 2010.  This customer also accounted for approximately $1,720,000 of the Company’s accounts receivable balance at January 31, 2010.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2011, approximately 49% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $1,500,000 of the Company’s accounts payable at January 31, 2011.  For the three months ended January 31, 2010, approximately 41% of the Company’s purchases were from two vendors.  These vendors accounted for approximately $200,000 of the Company’s accounts payable at January 31, 2010. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE  13  -   RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2011 and 2010 of $94,564 and $151,270, respectively for the processing of finished goods.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $4,785,000 and $6,600,000 for the three months ended January 31, 2011 and 2010, respectively.  The corresponding accounts payable balance to this vendor was approximately $642,000 and $138,000 at January 31, 2011 and 2010, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the consolidated financial statements.  The deferred compensation asset and liability at January 31, 2011 and October 31, 2010 were $592,931 and $540,642, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $0 and $7,000 during the three months ended January 31, 2011 and 2010, respectively.

NOTE  14  -   STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three months ended January 31, 2011 and 2010.

b.	Dividends: On January 31, 2011, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of January 17, 2011.

NOTE  15  -   FAIR VALUE MEASUREMENTS:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

NOTE  15  -  FAIR VALUE MEASUREMENTS (cont’d):

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

The Company determines fair values for its investment assets as follows:

Investments at fair value consist of commodity securities and deferred compensation plan assets.

The Company maintains a deferred compensation plan.  The fair value of the plan assets are classified within Level 1 as the assets are valued using quoted prices in active markets.  The assets are included with Deposits and other assets in the accompanying balance sheets. Additional information related to the Company’s deferred compensation plan is disclosed in Note 13 to the consolidated financial statements.

The Company’s commodity securities are classified within Level 2 and include coffee futures and options contracts. To determine fair value, the Company utilizes the market approach valuation technique for the coffee futures and options contracts.  The Company uses Level 2 inputs that are based on market data of similar instruments that are in observable markets. All commodities on the balance sheet are recorded at fair value with changes in fair value included in earnings.

The following tables present the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of January 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$(302,700)	–	$(302,700)	–
Commodities – Options	423,762	–	423,762	–
Deferred compensation plan assets	592,931	592,931	–	–
Total Assets	$713,993	592,931	$121,062	–

		Fair Value Measurements as of October 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Commodities – Futures	$598,501	–	$598,501	–
Commodities – Options	(323,002)	–	(323,002)	–
Deferred compensation plan assets	540,642	540,642	–	–
Total Assets	$816,141	540,642	$275,499	–

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	the impact of rapid or persistent fluctuations in the price of coffee beans;

●	fluctuations in the supply of coffee beans;

●	general economic conditions and conditions which affect the market for coffee;

●	the macro-global economic environment;

●	our success in implementing our business strategy or introducing new products;

●	our ability to attract and retain customers;

●	our success in expanding our market presence in new geographic regions;

●	the effects of competition from other coffee manufacturers and other beverage alternatives;

●	changes in tastes and preferences for, or the consumption of, coffee;

●	our ability to obtain additional financing; and

●	other risks which we identify in future filings with the SEC.

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

 We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce our interest expenses.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal year 2009, we believe that these measures reduced long-term operating expenses, increased efficiencies and ultimately increased the profitability of our Company.

On May 17, 2010, we completed the acquisition of OPTCO for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if the Buyer generates a pre-tax net profit of $300,000 or more within a certain period, which payment will be made on or before June 15, 2011, c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 10,000 shares of Company common stock if the Buyer generates a pre-tax net profit of $300,000 or more within certain periods, which payments of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012 (the “Supplemental Common Stock Payments”), and e) on the Closing Date, $1,809,924.24, which amount was based on the cost of inventory transferred to Buyer.  All of the employees of the Seller became employees of the Buyer at the closing and the Buyer has entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  The Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmanns, Inc., (which was subsequently amended) which is one of the nation’s oldest baking companies.  The agreement gives us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  We are continuing to develop not only mainstream Entenmann’s coffee items, but upscale flavored Entenmann’s products in twelve-ounce valve bags as well.  These products will give the line a visible upscale image to our retailers and their customers, which we believe will be integral to the long term success of this arrangement.  Our arrangement with Entenmanns is due to expire at the end of March 2011.  Currently, we are in negotiations to renew the license with more favorable terms, including the royalty rate.  We cannot guarantee this will occur.  If we cannot reach an accord, the agreement will expire and we will have ninety (90) days to dispose of inventory and packaging.  Management does not believe the loss of this license will have a major long term negative impact on us.  Short term, there might be some one time write offs of packaging materials and other related items which could affect second quarter results.

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

 We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

    ●          We recognize revenue in accordance with the relevant authoritative guidance.  Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because a) title passes in accordance with the terms of the purchase orders and with its agreements with its customers, b) any risk of loss is covered by the customers’ insurance, c) there is persuasive evidence of a sales arrangement, d) the sales price is determinable and e) collection of the resulting receivable is reasonably assured.  Thus, revenue is recognized at the point of shipment.

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $104,000 for the quarter ended January 31, 2011.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $69,000 for the quarter ended January 31, 2011.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of January 31, 2011 of $377,500 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At January 31, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2011
Customer list and relationships, net	$144,375
Trademarks	180,000
Goodwill	440,000

$764,375

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

Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010

Net Income.  We had net income of $1,041,072, or $0.19 per share (basic and diluted), for the three months ended January 31, 2011 compared to net income of $557,978 or $0.10 per share (basic and diluted), for the three months ended January 31, 2010.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $25,641,093 for the three months ended January 31, 2011, an increase of $4,281,942, or 20%, from $21,359,151 for the three months ended January 31, 2010.  The increase in net sales reflects higher sales prices compared to the first quarter of fiscal 2010 as well as additional poundage sold due to the addition of our OPTCO subsidiary.

Cost of Sales.  Cost of sales for the three months ended January 31, 2011 was $22,560,399 or 87.9% of net sales, as compared to $18,721,421 or 87.7% of net sales for the three months ended January 31, 2010.  The increase in cost of sales reflects the increased cost of green coffee.

Gross Profit.  Gross profit increased $442,964 to $3,080,694 for the three months ended January 31, 2011 as compared to gross profit of $2,637,730 for the three months ended January 31, 2010.  Gross profit as a percentage of net sales decreased by 0.34% for the three months ended January 31, 2011 as compared to gross profit as a percentage of net sales for the three months ended January 31, 2010.  The decrease in our margins reflects the increased cost of sales.

Operating Expenses.  Total operating expenses increased by $97,188, or 6.11%, to $1,686,096 for the three months ended January 31, 2011 as compared to operating expenses of $1,588,908 for the three months ended January 31, 2010.  The increase in operating expenses was due to increases in selling and administrative expense of $67,221 and an increase in officers’ salaries of $30,001.

Other Income (Expense).  Other income (expense) increased by $100,046 to $47,950 of income for the three months ended January 31, 2011 compared to other expenses of $52,096 for the three months ended January 31, 2010.  Interest income increased by $159,267 and interest expense increased $59,221 for the three months ended January 31, 2011 compared to a decrease in interest income of $946 and an increase of interest expense of $12,621 for the three months ended January 31, 2010.  The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended January 31, 2011 totaled $391,417 compared to a provision of $441,262 for the three months ended January 31, 2010.  The decrease reflects higher pre-tax income for the quarter offset by a reduction for over accruals from the prior year.

Liquidity and Capital Resources

As of January 31, 2011, we had working capital of $12,061,811, which represented a $674,415 increase from our working capital of $11,387,396 as of October 31, 2010, and total stockholders’ equity of $14,415,659 which increased by $884,142 from our total stockholders’ equity of $13,531,517 as of October 31, 2010.  Our working capital increased primarily due to an increase of $1,196,093 in cash and $1,594,361 in accounts receivable and a decrease in our credit facility of $489,890, partially offset by a decrease of $1,276,257 in inventory and $971,943 in prepaid green coffee and an increase in prepaid and refundable taxes of $123,141 and accounts payable and accrued expenses of $158,225.  At January 31, 2011, the outstanding balance on our line of credit was $1,816,859 compared to $2,306,749 at January 31, 2010.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income for quarter, partially offset by the payment of our quarterly dividend.

For the three months ended January 31, 2011, our operating activities provided net cash of $1,985,478 as compared to the three months ended January 31, 2010 when operating activities provided net cash of $20,784.  The increased cash flow from operations for the three months ended January 31, 2011 was primarily due to decreases in inventory of $1,276,257 and prepaid green coffee of $971,943, partially offset by increases in accounts receivable of $1,594,361.

For the three months ended January 31, 2011, our investing activities used net cash of $132,506 as compared to the three months ended January 31, 2010 when net cash used by investing activities was $80,994.  The increase in our uses of cash in investing activities was primarily due to the purchase of equipment.

For the three months ended January 31, 2011, our financing activities used net cash of $656,879 compared to net cash provided by financing activities of $632,925 for the three months January 31, 2010.  The change in cash flow from financing activities for the three months ended January 31, 2011 was primarily due to the reduced need for borrowing from our credit facility and by the payment of dividends of $166,989 during the three months ended January 31, 2011.

On February 17, 2009, we entered into a financing agreement with Sterling for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at January 31, 2011 and 2010, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all of our tangible and intangible assets and was personally guaranteed by two of our officers/stockholders.  The personal guarantees of the two officers/stockholders were released by Sterling effective October 31, 2009.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the credit facility was extended to February 17, 2013.  Additionally, we received a limited credit guarantee of $1,800,000 from the not-for-profit entity CORDAID that is available to be used as collateral for the loan facility to Sterling.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral by OPTCO for a loan facility from Sterling to us under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  We pay a guarantee fee of 1.5% per year in advance.  The initial term of the Guarantee Agreement expires on March 31, 2011 and can be extended for one additional year.  In addition, we have a corporate guarantee as security to CORDAID as the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.

On July 23, 2010, we amended our credit facility regarding the payment of dividends by us.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

As of January 31, 2011, the outstanding balance under the bank line of credit was $1,816,859.  We were in compliance with all required financial covenants at January 31, 2011.

 We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our La Junta, Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house the corporate offices and serve as temporary storage of our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce interest expense.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal 2009, we believe that these measures reduced long-term operating expenses, increased efficiencies and ultimately increased the profitability of our Company.

 We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2011 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements (the “Financial Statements) in Part I, Item 1 of this Form 10-Q (the “Report”).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At January 31, 2011, our debt consisted of $1,816,859 of variable rate debt under our revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 8 of the notes to the Financial Statements in this Report.  In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits.  However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.  We believe that, in normal economic times, our hedging policies are a vital element to our business model which not only control our cost of sales, but also give us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression if coffee prices were to suddenly rise.

At January 31, 2011, we held 150 options covering an aggregate of 5,625,000 pounds of green coffee beans at $2.25 per pound.  The market price of these options was $121,062 at January 31, 2011.  At January 31, 2010, the Company held 50 futures contracts for the purchase of 1,875,000 pounds of green coffee at a weighted average price of $1.36 per pound.  The market price of coffee applicable to such contracts was $1.32 per pound at that date.

ITEM 4.  CONTROLS AND PROCEDURES.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.  Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act are (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated, as is appropriate, to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, to allow timely discussions regarding disclosure.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended January 31, 2011 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4  (Removed and Reserved).

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 17, 2011.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)