Form 10-Q
period 2011-04-30
COFFEE HOLDING CO INC
filed 2011-06-09
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

5,490,823shares of common stock, par value $0.001 per share, are outstanding at June 7, 2011.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 AND OCTOBER 31, 2010

	April 30, 2011	October 31, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,908,627	$1,672,921
Commodities held at broker	323,385	275,499
Accounts receivable, net of allowances of $197,078 for 2011 and 2010	11,625,259	8,852,372
Inventories	9,413,405	8,190,420
Prepaid green coffee	429,137	1,335,676
Prepaid expenses and other current assets	276,543	502,852
Prepaid and refundable income taxes	110,245	9,521
Deferred income tax asset	128,970	128,959
TOTAL CURRENT ASSETS	24,215,571	20,968,220
Machinery and equipment, at cost, net of accumulated depreciation of $5,363,476 and $5,147,593 for 2011 and 2010, respectively	1,628,637	1,560,940
Customer list and relationships, net of accumulated amortization of $7,500 and $3,750 for 2011 and 2010, respectively	142,500	146,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Deferred income tax asset	266,530	199,041
Deposits and other assets	766,445	699,029
TOTAL ASSETS	$27,639,683	$24,193,480
- LIABILITIES AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,225,841	$7,124,072
Line of credit	1,521,223	2,306,749
Income taxes payable	417,873	234,744
Contingent liability	50,000	41,000
Deferred income tax liabilities	34,617	73,300
TOTAL CURRENT LIABILITIES	11,249,554	9,779,865
Deferred income tax liabilities	199,883	216,700
Deferred rent payable	135,839	124,756
Deferred compensation payable	617,802	540,642
TOTAL LIABILITIES	12,203,078	10,661,963
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,579,830 shares issued; 5,490,823 shares outstanding for 2011 and 2010	5,580	5,580
Additional paid-in capital	7,581,973	7,581,973
Contingent consideration	39,000	39,000
Retained earnings	8,046,105	6,151,054
Less: Treasury stock, 89,007 common shares, at cost for 2011 and 2010	(295,261)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	15,377,397	13,482,346
Noncontrolling interest	59,208	49,171
TOTAL EQUITY	15,436,605	13,531,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,639,683	$24,193,480

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
NET SALES	$62,973,110	$41,276,459	$37,332,017	$19,917,308

COST OF SALES (including $11.7 and $11.6 million of related party costs for the six months ended April 30, 2011 and 2010, respectively. Including $6.8 and $5.0 million for the three months ended April 30, 2011 and 2010, respectively.)	56,292,992	35,790,325	33,732,594	17,068,938

GROSS PROFIT	6,680,118	5,486,134	3,599,423	2,848,370

OPERATING EXPENSES:
Selling and administrative	3,145,367	2,865,634	1,637,363	1,426,576
Officers’ salaries	329,700	299,700	149,850	149,850
TOTALS	3,475,067	3,165,334	1,787,213	1,576,426

INCOME FROM OPERATIONS	3,205,051	2,320,800	1,812,210	1,271,944

OTHER INCOME (EXPENSE)
Interest income	111,331	2,651	6,316	1,332
Interest expense	(118,660)	(94,630)	(61,595)	(41,215)
TOTALS	(7,329)	(91,979)	(55,279)	(39,883)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	3,197,722	2,228,821	1,756,931	1,232,061

Provision for income taxes	958,656	877,930	568,996	436,668

NET INCOME	2,239,066	1,350,891	1,187,935	795,393
Less: Net (income) loss attributable to the noncontrolling interest	(10,037)	7,535	22	5,055

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,229,029	$1,358,426	$1,187,957	$800,448

Basic and diluted earnings per share	$.41	$.25	$.22	$.15

Dividends declared per share	$.06	$-	$.03	$-

Weighted average common shares outstanding:
Basic	5,490,823	5,440,823	5,490,823	5,440,823
Diluted	5,500,823	5,440,823	5,500,823	5,440,823

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$2,239,066	$1,350,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,633	225,333
Unrealized gain on commodities	(47,886)	(38,103)
Bad debt expense	-	13,400
Deferred rent	11,083	12,845
Deferred income taxes	(123,000)	47,500
Changes in operating assets and liabilities:
Accounts receivable	(2,772,887)	2,010,423
Inventories	(1,222,985)	(358,185)
Prepaid expenses and other current assets	226,309	17,768
Prepaid green coffee	906,539	-
Prepaid and refundable income taxes	(100,724)	(21,710)
Accounts payable and accrued expenses	2,110,769	(2,313,692)
Deposits and other assets	9,744	30,659
Income taxes payable	183,129	(191,931)
Net cash provided by operating activities	1,638,790	785,198

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(283,580)	(142,360)
Net cash used in investing activities	(283,580)	(142,360)

FINANCING ACTIVITIES:
Advances under bank line of credit	58,006,191	43,336,049
Principal payments under bank line of credit	(58,791,717)	(44,127,677)
Payment of dividend	(333,978)	-
Net cash used in financing activities	(1,119,504)	(791,628)

NET INCREASE IN CASH AND CASH EQUIVALENTS	235,706	(148,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,921	984,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,908,627	$835,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$93,446	$112,915
Income taxes paid	$991,698	$944,284

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

The following (a) condensed consolidated balance sheet as of April 30, 2011, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 31, 2011 for the fiscal year ended October 31, 2010 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2011, and results of operations for the three and six months ended April 30, 2011 and 2010 and the cash flows for the six months ended April 30, 2011 and 2010, as applicable, have been made.

The results of operations for the three and six months ended April 30, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   3   -    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance that requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the standard requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The Company adopted the guidance for Level 1 and Level 2 fair-value measurements for the second fiscal quarter beginning February 1, 2010. The Company adopted the guidance for Level 3 fair-value measurements for the second fiscal quarter beginning February 1, 2011, as required. The adoption of this standard did not have a material impact on the disclosures for fair-value measurements.

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

Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This guidance will be effective for the Company beginning on November 1, 2011.  The Company indicated that this guidance would only impact the consolidated financial statements if an acquisition occurs subsequent to November 1, 2011.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   4   -    FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition LLC in the state of Delaware.

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition LLC (collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which payment will be made on or before June 15, 2011, c) 50,000 shares of the Company’s common stock on the Closing Date, d) up to an additional 10,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011, which issuance of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012 (the “Supplemental Common Stock Payments”), and e) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.  Since the Buyer met the pre-tax net profit target, the Supplemental Common Stock Payment will be paid on June 15, 2011.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year, commencing on October 22, 2010 through October 21, 2011.  On the Closing Date, the Buyer changed its name to Organic Products Trading Company LLC (“OPTCO”).

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements, commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and operations of the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each executive is eligible for a bonus.  The Buyer shall have the right to terminate the employment of each executive at any time with or without cause and each executive shall have the right to resign at any time with or without good reason.

The Buyer entered into confidentiality and non-compete agreements with seven employees and executives of the Seller.  The non-compete agreements are in effect during the terms of their employment with the Buyer and continue for one year thereafter.  The employees and executives agree not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE  4  -      FORMATION OF SUBSIDIARY (cont’d):

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and customer relationships is being amortized over a twenty year period. Amortization expense was $3,750 and $1,875 for the six and three months ended April 30, 2011, respectively.  The future amortization on the customer list and customer relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of operations. The contingent consideration will not be remeasured for each reporting period and any subsequent settlement will be accounted for in equity.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and six months ended April 30, 2010  have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
Pro forma sales	$62,973,110	$46,273,519	$37,332,017	$22,132,876
Pro forma net income	$2,229,029	$1,596,744	$1,187,957	$887,838
Pro forma basic and diluted earnings per share	$.41	$.29	$.22	$.16

The operations of OPTCO have been included in the Company’s consolidated statement of operations since the date of the acquisition on May 17, 2010.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   5   -    PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $5,529 and $80,879 for the three and six months ended April 2011 and 2010, respectively.  The prepaid coffee balance was $429,137 at April 30, 2011 and $1,335,676 at October 31, 2010.

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

	April 30, 2011	October 31, 2010
	(unaudited)
Allowance for doubtful accounts	$90,078	$90,078
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$197,078	$197,078

NOTE   7   -    INVENTORIES:

Inventories consisted of the following:

	April 30, 2011	October 31, 2010
	(unaudited)
Packed coffee	$1,281,144	$1,566,678
Green coffee	7,470,170	5,952,225
Packaging supplies	662,091	671,517
Totals	$9,413,405	$8,190,420

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   8   -    COMMODITIES HELD AT BROKER:

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

	April 30, 2011	October 31, 2010
	unaudited
Option Contracts	338,801	(323,002)
Future Contracts	(15,416)	598,501
Total Commodities	323,385	275,499

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At April 30, 2011, the Company held 231 options (generally with terms of two months or less) covering an aggregate of 8,662,500 pounds of green coffee beans at $2.87 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $3.00 per pound.  At April 30, 2011, the Company did not hold any futures contracts.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   8   -    COMMODITIES (cont’d):

At April 30, 2010, the Company held 55 options (generally with terms of two months or less) covering an aggregate of 2,062,500 pounds of green coffee beans at $1.32 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $84,400 at April 30, 2010.  At April 30, 2010, the Company held 88 futures contracts for the purchase of 3,300,000 pounds of green coffee at a weighted average price of $1.31 per pound.  The fair market value of coffee applicable to such contracts was $1.35 per pound at that date.

Included in cost of sales for the three and six months ended April 30, 2011 and 2010, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2011 unaudited	2010 unaudited
Gross realized gains	$1,017,311	$251,096
Gross realized losses	(2,814)	(125,498)
Unrealized gains	202,323	300,975
Total	$1,216,820	$426,573

	Six Months Ended April 30,
	2011 unaudited	2010 unaudited
Gross realized gains	$1,852,571	$652,015
Gross realized losses	(5,233)	(128,866)
Unrealized gains	47,886	38,103
Total	$1,895,224	$561,252

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   9   -    LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at April 30, 2011 and April 30, 2010, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2011 and October 31, 2010. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

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

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Company has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  In addition, the Company has a corporate guarantee as security to CORDAID as to the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000. The initial term of the Guarantee Agreement expired on March 31, 2011 and was extended to June 30, 2011 and reduced to $1,500,000.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   9   -    LINE OF CREDIT (cont’d):

As of April 30, 2011 and October 31, 2010, the outstanding balance under the bank line of credit was $1,521,223 and $2,306,749, respectively.

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends by the Company.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.

Subsequent to April 30, 2011 the Company has initiated a corporate guarantee to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF, provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of April 30, 2011 and October 31, 2010, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 30, 2011 and October 31, 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   10   -  INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and state income tax returns in California, Colorado, New Jersey, New York ,Kansas, Texas and Oregon.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years prior to the fiscal year ended 2007.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years prior to the fiscal year ended 2006.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years prior to the fiscal year ended 2007.

NOTE   11   -  EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share” and certain other financial accounting pronouncements.  Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 5,490,823 and 5,440,823 at April 30, 2011 and 2010, respectively.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 5,500,823 and 5,440,823 for the three and six months ended April 30, 2011 and 2010, respectively. The additional 10,000 contingent shares as disclosed have been included in the diluted earnings per share calculation because of their dilutive impact.

NOTE   12   -  ECONOMIC DEPENDENCY:

Approximately 53% of the Company’s sales were derived from one customer during the six months ended April 30, 2011.  This customer also accounted for approximately $3,600,000 of the Company’s accounts receivable balance at April 30, 2011.  Approximately 48% of the Company’s sales were derived from one customer during the six months ended April 30, 2010.  This customer also accounted for approximately $2,120,000 of the Company’s accounts receivable balance at April 30, 2010.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2011, approximately 56% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,600,000 of the Company’s accounts payable at April 30, 2011.  For the six months ended April 30, 2010, approximately 54% of the Company’s purchases were from three vendors.  These vendors accounted for approximately $1,218,900 of the Company’s accounts payable at April 30, 2010. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   12   -  ECONOMIC DEPENDENCY (cont’d):

Approximately 59% of the Company’s sales were derived from one customer during the three months ended April 30, 2011.  This customer also accounted for approximately $3,600,000 of the Company’s accounts receivable balance at April 30, 2011.  Approximately 54% of the Company’s sales were derived from one customer during the three months ended April 30, 2010.  This customer also accounted for approximately $2,120,000 of the Company’s accounts receivable balance at April 30, 2010.

For the three months ended April 30, 2011, approximately 61% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,600,000 of the Company’s accounts payable at April 30, 2011.  For the three months ended April 30, 2010, approximately 54% of the Company’s purchases were from three vendors.  These vendors accounted for approximately $1,218,900 of the Company’s accounts payable at April 30, 2010. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE   13   - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2011 and 2010 of $178,677 and $288,840, respectively for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $11,675,000 and $6,900,000 for the six and three months ended April 30, 2011 and $11,645,000 and $5,030,000 for the six and three months ended April 30, 2010.  The corresponding accounts payable balance to this vendor was approximately $770,000 and $811,000 at April 30, 2011 and 2010, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the consolidated financial statements.  The deferred compensation asset and liability at April 30, 2011 and October 31, 2010 were $617,802 and $540,642, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $0 for the three and six months ended April 30, 2011 and $6,731 and $13,462 during the three and six months ended April 30, 2010, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

NOTE   14   - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and six months ended April 30, 2011 and 2010.

b.	Dividends: On May 2, 2011 and January 31, 2011, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of April 29, and January 17, 2011.

NOTE   15   -  FAIR VALUE MEASUREMENTS:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL30, 2011 AND 2010

NOTE   15   -   FAIR VALUE MEASUREMENTS (cont’d):

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

		(Unaudited) Fair Value Measurements as of April 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets:
Money market	$274,863	$274,863	–	–
Equities	342,939	342,939	–	–
Commodities – Futures	(15,416)	–	(15,416)	–
Commodities – Options	338,801	–	338,801	–
Total Assets	$941,187	617,802	$323,385	–

		Fair Value Measurements as of October 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets:
Money market	$216,903	$216,903	–	–
Equities	323,739	323,739	–	–
Commodities – Futures	$598,501	–	$598,501	–
Commodities – Options	(323,002)	–	(323,002)	–
Total Assets	$816,141	540,642	$275,499	–

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  The joint venture allows us to bid on the private label gourmet whole bean business which we had not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

 We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility which enables our GCC facility in Brecksville, Ohio to be more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house our corporate offices and serve as temporary storage for our branded product.

On May 17, 2010, we completed the acquisition of OPTCO for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if the Buyer generates a pre-tax net profit of $300,000 or more within a certain period, which will be paid on or before June 15, 2011, c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 10,000 shares of Company common stock if the Buyer generates a pre-tax net profit of $300,000 or more within certain periods, which payments of up to 5,000 shares each will be made on June 15, 2011 and June 15, 2012 (the “Supplemental Common Stock Payments”), and e) on the Closing Date, $1,809,924.24, which amount was based on the cost of inventory transferred to the Buyer.  Since the Buyer met the pre-tax net profit target, the Supplemental Common Stock Payment will be paid on June 15, 2011.  All of the employees of the Seller became employees of the Buyer on the Closing Date and the Buyer entered into two-year employment agreements with each of the Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  The Buyer will operate under the “Organic Products Trading Company” name from the Seller’s Vancouver, Washington location.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmanns, Inc., (which was subsequently amended) which is one of the nation’s oldest baking companies.  The agreement gave us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  As previously disclosed, the license agreement expired in March 2011.  We are permitted to sell our remaining product through the end of June after which time we will dispose of any remaining packaging liability at our own cost.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $116,000 for the quarter ended April 30, 2011.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $94,000 for the quarter ended April 30, 2011.

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of April 30, 2011 of $395,500 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and customer relationships and trademarks acquired from OPTCO. At April 30, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2011
Customer list and relationships, net	$142,500
Trademarks	180,000
Goodwill	440,000

$762,500

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and customer relationships is being amortized over a twenty year period.
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

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010

Net Income.  We had net income of $1,187,957, or $0.22 per share (basic and diluted), for the three months ended April 30, 2011 compared to net income of $800,448 or $0.15 per share (basic and diluted), for the three months ended April 30, 2010.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $37,332,017 for the three months ended April 30, 2011, an increase of $17,414,709, or 87%, from $19,917,308 for the three months ended April 30, 2010.  The increase in net sales reflects higher sales prices compared to the second quarter of fiscal 2010 as well as additional poundage sold due to the addition of our subsidiary, OPTCO, and growth in our green coffee customer base.

Cost of Sales.  Cost of sales for the three months ended April 30, 2011 was $33,732,594 or 90.3% of net sales, as compared to $17,068,938 or 85.7% of net sales for the three months ended April 30, 2010.  The increase in cost of sales reflects the increased cost of green coffee , the addition of our subsidiary, OPTCO, as well as a greater shift in the percentage of sales of green coffee from roasted coffee sales.

Gross Profit.  Gross profit increased $751,053 to $3,599,423 for the three months ended April 30, 2011 as compared to gross profit of $2,848,370 for the three months ended April 30, 2010.  Gross profit as a percentage of net sales decreased by 4.7% for the three months ended April 30, 2011 as compared to gross profit as a percentage of net sales for the three months ended April 30, 2010.  The decrease in our margins reflects the increased cost of sales as well as the shift to a higher percentage of sales from roasted to green coffee.

Operating Expenses.  Total operating expenses increased by $210,787, or 13.37%, to $1,787,213 for the three months ended April 30, 2011 as compared to operating expenses of $1,576,426 for the three months ended April 30, 2010.  The increase in operating expenses was due to increases in selling and administrative expense due to a higher level of business during this period.

Other Expense.  Other expenses increased by $15,396 to $55,279 for the three months ended April 30, 2011 compared to other expenses of $39,883 for the three months ended April 30, 2010.  Interest income increased by $4,984 and interest expense increased $20,380 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.  The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended April 30, 2011 totaled $568,996 compared to a provision of $436,668 for the three months ended April 30, 2010.  The increase reflects higher pre-tax income for the quarter.

Six Months Ended April 30, 2011 Compared to the Six Months Ended April 30, 2010

Net Income.  We had net income of $2,229,029, or $0.41 per share (basic and diluted), for the six months ended April 30, 2011 compared to net income of $1,358,426 or $0.25 per share (basic and diluted), for the six months ended April 30, 2010.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $62,973,110 for the six months ended April 30, 2011, an increase of $21,696,651, or 52%, from $41,276,459 for the six months ended April 30, 2010.  The increase in net sales reflects higher sales prices compared to the second quarter of fiscal 2010 as well as additional poundage sold due to the addition of our subsidiary, OPTCO, as well as additional sales of green coffee to new customers.

Cost of Sales.  Cost of sales for the six months ended April 30, 2011 was $56,292,992 or 89.4% of net sales, as compared to $35,790,325 or 86.7% of net sales for the six months ended April 30, 2010.  The increase in cost of sales reflects the increased cost of green coffee , the addition of our subsidiary, OPTCO, as well as a greater percentage of sales of green coffee versus roasted coffee sales.

Gross Profit.  Gross profit increased $1,193,984 to $6,680,118 for the six months ended April 30, 2011 as compared to gross profit of $5,486,134 for the six months ended April 30, 2010.  Gross profit as a percentage of net sales decreased by 2.7% for the six months ended April 30, 2011 as compared to gross profit as a percentage of net sales for the three months ended April 30, 2010.  The decrease in our margins reflects the increased cost of sales.

Operating Expenses.  Total operating expenses increased by $309,733, or 9.78%, to $3,475,067 for the six months ended April 30, 2011 as compared to operating expenses of $3,165,334 for the six months ended April 30, 2010.  The increase in operating expenses was due to increases in selling and administrative expense of $279,733 and an increase in officers’ salaries of $30,000.

Other Expense.  Other expenses decreased by $84,650 to $7,329 for the six months ended April 30, 2011 compared to other expenses of $91,979 for the six months ended April 30, 2010.  Interest income increased by $108,680 and interest expense increased by $24,030 for the six months ended April 30, 2011 compared to the six months ended April 30, 2010.  The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the six months ended April 30, 2011 totaled $958,656 compared to a provision of $877,930 for the six months ended April 30, 2010.  The increase reflects higher pre-tax income for the quarter.

Liquidity and Capital Resources

As of April 30, 2011, we had working capital of $12,966,017 which represented a $1,777,662 increase from our working capital of $11,188,355 as of October 31, 2010, and total stockholders’ equity of $15,436,605 which increased by $1,905,088 from our total stockholders’ equity of $13,531,517 as of October 31, 2010.  Our working capital increased primarily due to an increase of $235,706 in cash,  $2,772,887 in accounts receivable, $1,222,985 in inventory and a decrease in our credit facility of $785,526, partially offset by a decrease of $906,539 in prepaid green coffee and an increase in accounts payable and accrued expenses of $2,101,769.  As of April 30, 2011, the outstanding balance on our line of credit was $1,521,223 compared to $2,306,749 as of October 31, 2010.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income for quarter, partially offset by the payment of our quarterly dividend.

For the six months ended April 30, 2011, our operating activities provided net cash of $1,638,790 as compared to the six months ended April 30, 2010 when operating activities provided net cash of $785,198.  The increased cash flow from operations for the six months ended April 30, 2011 was primarily due to our increased net income of $888,175, decreases in prepaid green coffee of $906,539 and accounts payable and accrued expenses of $2,110,769, partially offset by increases in accounts receivable of $2,772,887.

For the six months ended April 30, 2011, our investing activities used net cash of $283,580 as compared to the six months ended April 30, 2010 when net cash used by investing activities was $142,360.  The increase in our uses of cash in investing activities was primarily due to the purchase of equipment.

For the six months ended April 30, 2011, our financing activities used net cash of $1,119,504 compared to the six months ended April 30, 2010 when net cash used in financing activities was $791,628.  The increase in cash flow from financing activities for the six months ended April 30, 2011 was primarily due to the reduced need for borrowing from our credit facility and by the payment of dividends of $333,978 during the six months ended April 30, 2011.

Our credit facility with Sterling provides for a $5,000,000 revolving line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% and 4.25% at April 30, 2011 and 2010, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The credit facility is secured by all of our tangible and intangible assets.

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

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, agreed to make available $1,800,000 to be used as collateral by OPTCO for a loan facility from Sterling to us pursuant to a Guarantee Agreement, whereby OPTCO agreed to pre-finance coffee from small coffee producer groups.  We pay a guarantee fee of 1.5% per year in advance.  The initial term of the Guarantee Agreement expired on March 31, 2011 and was extended to June 30, 2011.  In connection with the extended term, the amount available under the Guarantee Agreement was reduced to $1,500,000.  In addition, we have a corporate guarantee as security to CORDAID as the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.

Subsequent to April 30, 2011 the Company has initiated a corporate guarantee to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF, provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

On July 23, 2010, we amended our credit facility regarding the payment of dividends by us.  The amendment permits us to make payments of quarterly dividends of not more than $0.03 per share.

As of April 30, 2011, the outstanding balance under the bank line of credit was $1,521,223.  We were in compliance with all required financial covenants at April 30, 2011.

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our La Junta, Colorado facility enabling our GCC facility in Brecksville, Ohio to be more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house our corporate offices and serve as temporary storage for our branded product.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  As of April 30, 2011, our debt consisted of $1,521,223 of variable rate debt under our revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 8 of the Financial Statements in this Report.  In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  The use of these derivative financial instruments has enabled us to mitigate the effect of changing prices although we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits.  However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.  We believe that, in normal economic times, our hedging policies are a vital element to our business model which not only control our cost of sales, but also give us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression if coffee prices were to suddenly rise.

As of April 30, 2011, we held 231 options covering an aggregate of 8,662,500 pounds of green coffee beans at $2.87 per pound.  As of April 30, 2010 the Company held 55 options covering an aggregate of 2,062,500 pounds of green coffee beans at $1.32 per pound.  As of April 30, 2011, the Company did not hold any future contracts.  As of April 30, 2010, the Company held 88 futures contracts for the purchase of 3,300,000 pounds of green coffee at a weighted average price of $1.31 per pound.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended April 30, 2011 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 (Removed and Reserved).

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Amendment, dated March 24, 2011 to the Guarantee Agreement, dated May 20, 2010, between CORDAID and Coffee Holding Co., Inc.
10.2	Letter of Guarantee, dated April 15, 2011, in favor of OPTCO.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 9, 2011.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)