Form 10-Q
period 2011-07-31
COFFEE HOLDING CO INC
filed 2011-09-13
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes  ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

5,495,823 shares of common stock, par value $0.001 per share, are outstanding at September 8, 2011.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 AND OCTOBER 31, 2010

	July 31, 2011	October 31, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$3,772,322	$1,672,921
Commodities held at broker	-	275,499
Accounts receivable, net of allowances of $197,078 for 2011 and 2010	13,107,671	8,852,372
Inventories	13,125,081	8,190,420
Prepaid green coffee	1,167,153	1,335,676
Prepaid expenses and other current assets	264,761	502,852
Prepaid and refundable income taxes	81,390	9,521
Deferred income tax asset	555,150	55,659
TOTAL CURRENT ASSETS	32,073,528	20,894,920
Machinery and equipment, at cost, net of accumulated depreciation of $5,465,207 and $5,147,593 for 2011 and 2010, respectively	1,662,538	1,560,940
Customer list and relationships, net of accumulated amortization of $9,375 and $3,750 for 2011 and 2010, respectively	140,625	146,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Deferred income tax asset	68,600	-
Deposits and other assets	750,370	699,029
TOTAL ASSETS	$35,315,661	$23,921,139
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,899,650	$7,124,072
Line of credit	6,712,086	2,306,749
Due to broker	879,058	-
Income taxes payable	629,518	234,744
Contingent liability	-	41,000
TOTAL CURRENT LIABILITIES	19,120,312	9,706,565
Deferred income tax liabilities	-	17,659
Deferred rent payable	141,380	124,756
Deferred compensation payable	606,599	540,642
TOTAL LIABILITIES	19,868,291	10,389,622
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 5,579,830 shares issued; 5,490,823 shares outstanding for 2011 and 2010	5,580	5,580
Additional paid-in capital	7,581,973	7,581,973
Contingent consideration	39,000	39,000
Retained earnings	8,047,352	6,151,054
Less: Treasury stock, 89,007 common shares, at cost for 2011 and 2010	(295,261)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	15,378,644	13,482,346
Noncontrolling interest	68,726	49,171
TOTAL EQUITY	15,447,370	13,531,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,315,661	$23,921,139

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2011	2010	2011	2010
NET SALES	$98,737,976	$60,309,228	$35,764,866	$19,032,770

COST OF SALES (including $18.5 and $15.3 million of related party costs for the nine months ended July 31, 2011 and 2010, respectively. Including $6.8 and $3.7 million for the three months ended July 31, 2011 and 2010, respectively.)	89,963,400	52,655,415	33,670,406	16,574,355

GROSS PROFIT	8,774,576	7,653,813	2,094,460	2,458,415

OPERATING EXPENSES:
Selling and administrative	4,749,540	4,100,410	1,604,175	1,525,513
Officers’ salaries	479,549	449,550	149,849	149,850
TOTALS	5,229,089	4,549,960	1,754,024	1,675,363

INCOME FROM OPERATIONS	3,545,487	3,103,853	340,436	783,052

OTHER INCOME (EXPENSE)
Interest income	131,628	8,713	20,297	6,062
Interest expense	(195,477)	(145,927)	(76,817)	(51,297)
TOTALS	(63,849)	(137,214)	(56,520)	(45,235)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	3,481,638	2,966,639	283,916	737,817

Provision for income taxes	1,064,817	1,181,865	106,161	303,935

NET INCOME	2,416,821	1,784,774	177,755	433,882
Less: net (income) loss attributable to the noncontrolling interest	(19,556)	(2,257)	(9,519)	(9,791)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,397,265	$1,782,517	$168,236	$424,091

Basic and diluted earnings per share	$.44	$.33	$.03	$.08

Dividends declared per share	$.09	$-	$.03	$-

Weighted average common shares outstanding:
Basic	5,490,823	5,454,742	5,490,823	5,482,127
Diluted	5,500,823	5,464,742	5,500,823	5,492,127

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED July 31, 2011 AND 2010
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net income	$2,416,821	$1,784,774
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	323,239	345,949
Unrealized loss (gain) on commodities	1,154,557	(553,819)
Bad debt expense	-	13,400
Deferred rent	16,624	19,267
Deferred income taxes	(585,750)	98,500
Changes in operating assets and liabilities:
Accounts receivable	(4,255,299)	3,414,186
Inventories	(4,934,661)	(1,187,852)
Prepaid expenses and other current assets	238,091	(4,776)
Prepaid green coffee	168,523	(1,656,300)
Prepaid and refundable income taxes	(71,869)	4,548
Accounts payable and accrued expenses	3,734,577	(1,836,075)
Deposits and other assets	14,616	35,532
Income taxes payable	394,774	(216,979)
Net cash (used in) provided by operating activities	(1,385,757)	260,355

INVESTING ACTIVITIES:
Purchases of assets of OPTCO	-	(2,259,924)
Purchases of machinery and equipment	(419,212)	(253,421)
Net cash used in investing activities	(419,212)	(2,513,345)

FINANCING ACTIVITIES:
Advances under bank line of credit	96,021,666	65,316,659
Principal payments under bank line of credit	(91,616,329)	(64,048,367)
Payment of dividend	(500,967)	(166,989)
Net cash provided by financing activities	3,904,370	1,101,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,099,401	(1,151,687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,921	1,367,933

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,772,322	$216,246

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED July 31, 2011 AND 2010
(Unaudited)

	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$179,857	$157,566
Income taxes paid	$1,317,698	$1,218,474

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
On May 17, 2010, Coffee Holding Co., Inc. acquired substantially all of the assets of Organic Products Trading Company, Inc. (“OPTCO”):
Assets acquired:
Inventory	$-	$1,809,924
Equipment	-	15,000
Customer list and relationships	-	150,000
Trademarks	-	180,000
Goodwill	-	440,000
Total assets acquired:	-	2,594,924
Purchase of assets funded by:
Contingent liability	-	41,000
Contingent consideration	-	39,000
Common stock, par value $.001 per share, 50,000 shares	-	50
Additional paid-in capital	-	254,950
	-	335,000

Net cash paid	$-	$2,259,924

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1   -  BUSINESS ACTIVITIES:

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

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary, Coffee Holding Acquisition Company, LLC, to purchase the assets. Subsequent to the closing the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

The following (a) condensed consolidated balance sheet as of October 31, 2010, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 31, 2011 for the fiscal year ended October 31, 2010 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2011, and results of operations for the three and nine months ended July 31, 2011 and 2010 and the cash flows for the nine months ended July 31, 2011 and 2010, as applicable, have been made.

The results of operations for the three and nine months ended July 31, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition LLC in the state of Delaware.

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition LLC (the name of which was changed to Organic Products Trading Company LLC “OPTCO,” collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement, dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: (a) $450,000 in cash at closing, (b) an additional $50,000 in cash if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”),  (c) 50,000 shares of the Company’s common stock on the Closing Date, (d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplement Cash Payment, the “Supplemental Payment”); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.

Since the Buyer met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter and the First Supplemental Common Stock Payment was made subsequent to the end of the quarter.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that subsequent to the Waiver, the Seller sold the shares.

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements, effective as of May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and operations of the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each executive is eligible for a bonus.  The Buyer has the right to terminate the employment of each executive at any time with or without cause and each executive has the right to resign at any time with or without good reason.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   4   -  FORMATION OF SUBSIDIARY (cont’d):

The Buyer entered into confidentiality and non-compete agreements with seven employees and executives of the Seller.  The non-compete agreements are in effect during the terms of their employment with the Buyer and continue for one year thereafter.  The employees and executives also agreed not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

The Buyer also agreed to lease certain premises located in Vancouver, Washington from the Seller for an annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period, commencing June 1, 2010.

The following table summarizes the allocation of the $2,594,924 purchase price utilizing the fair values of the assets acquired at May 17, 2010.

Purchase price – cash	$2,259,924
Contingent liability	41,000
Contingent consideration	39,000
Common stock, par value $.001 per share, 50,000 shares	50
Additional paid-in Capital	254,950
Total purchase price	2,594,924
Equipment	15,000
Inventory	1,809,924
Customer list and relationships	150,000
Trademarks	180,000
Goodwill	440,000
Total asset acquired	$2,594,924

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   4   -  FORMATION OF SUBSIDIARY (cont’d):

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and customer relationships is being amortized over a twenty year period. Amortization expense was $5,625 and $1,875 for the nine and three months ended July 31, 2011, respectively.  The future amortization on the customer list and customer relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of operations. The contingent consideration will not be remeasured for each reporting period and any subsequent settlement will be accounted for in equity.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and nine month periods ended July 31, 2011 and 2010  have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2011	2010	2011	2010
Pro forma sales	$98,737,976	$67,235,319	$35,764,866	$20,961,801
Pro forma net income	$2,397,265	$2,070,459	$168,236	$479,387
Pro forma basic and diluted earnings per share	$.44	$.38	$.03	$.09

The operations of OPTCO have been included in the Company’s consolidated statement of operations since the date of the acquisition on May 17, 2010.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   5   -  PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $17,234 and $98,113 for the three and nine months ended July 31, 2011 and 2010, respectively.  The prepaid coffee balance was $1,167,153 at July 31, 2011 and $1,335,676 at October 31, 2010.

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

	July 31, 2011	October 31, 2010
	(unaudited)
Allowance for doubtful accounts	$90,078	$90,078
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$197,078	$197,078

NOTE   7   -  INVENTORIES:

Inventories consisted of the following:

	July 31, 2011	October 31, 2010
	(unaudited)
Packed coffee	$1,555,805	$1,566,678
Green coffee	10,915,131	5,952,225
Packaging supplies	654,145	671,517
Totals	$13,125,081	$8,190,420

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   8   -  COMMODITIES HELD AT BROKER:

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

	July 31, 2011	October 31, 2010
	unaudited
Option Contracts	(293,115)	(323,002)
Future Contracts	(585,943)	598,501
Total Commodities	(879,058)	275,499

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At July 31, 2011, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at $2.40 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $240,000.  At July 31, 2011, the Company did not hold any futures contracts.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   8   -  COMMODITIES (cont’d):

At July 31, 2010, the Company held 60 options (generally with terms of two months or less) covering an aggregate of 2,250,000 pounds of green coffee beans at $1.55 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $462,712 at July 31, 2010.  At July 31, 2010, the Company did not hold any futures contracts.

Included in cost of sales for the three and nine months ended July 31, 2011 and 2010, the Company recorded realized and unrealized gains and losses on these contracts as follows:

	Three Months Ended July 31,
	2011 unaudited	2010 unaudited
Gross realized gains	$611,696	$313,814
Gross realized losses	(855,906)	(53,513)
Unrealized (losses) gains	(1,202,443)	71,570
Total	$(1,446,653)	$331,871

	Nine Months Ended July 31,
	2011 unaudited	2010 unaudited
Gross realized gains	$2,464,269	$965,829
Gross realized losses	(861,140)	(182,379)
Unrealized (losses) gains	(1,154,558)	109,673
Total	$448,571	$893,123

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   9   -  LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at July 31, 2011 and 2010 plus 1.0%).  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2011 and October 31, 2010. The initial borrowings under the revolving credit facility were used to repay the outstanding principal and accrued interest under the $4,500,000 line of credit previously held with Merrill Lynch, which was terminated and replaced with the revolving line of credit, with the excess being available for working capital purposes.

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

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Company has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  In addition, the Company has a corporate guarantee as security to CORDAID as to the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000. The initial term of the Guarantee Agreement expired on March 31, 2011 and was extended to March 31, 2012 and reduced to $1,500,000.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   9   -  LINE OF CREDIT (cont’d):

As of July 31, 2011 and October 31, 2010, the outstanding balance under the bank line of credit was $6,712,086 and $2,306,749, respectively.

On July 23, 2010, the Company amended its credit facility regarding the payment of dividends by the Company.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

On February 3, 2011, the Company amended their credit facility regarding the creation of a  sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of their 60% owned subsidiary Generations Coffee Company, LLC.  The Company has provided a corporate guarantee to Sterling National Bank.

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.

The Company initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of July 31, 2011 and October 31, 2010, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of July 31, 2011 and October 31, 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   10   -  INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and state income tax returns in California, Colorado, New Jersey, New York, Kansas, Texas and Oregon.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years prior to the fiscal year ended 2007.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years prior to the fiscal year ended 2006.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years prior to the fiscal year ended 2007.

NOTE   11   -  EARNINGS PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share,” and certain other financial accounting pronouncements.  Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 5,490,823 for the nine and three months ended July 31, 2011 and 5,454,742 and 5,482,127 for the nine and three months ended July 31, 2010.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 5,500,823 for the nine and three months ended July 31, 2011 and 5,464,742 and 5,492,127 for the nine and three months ended July 31, 2010. The additional 10,000 contingent shares issuable in connection with the First Supplemental Common Stock Payment and the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact.

NOTE   12   -  ECONOMIC DEPENDENCY:

Approximately 54% of the Company’s sales were derived from one customer during the nine months ended July 31, 2011.  This customer also accounted for approximately $4,900,000 of the Company’s accounts receivable balance at July 31, 2011.  Approximately 47% of the Company’s sales were derived from one customer during the nine months ended July 31, 2010.  This customer also accounted for approximately $1,300,000 of the Company’s accounts receivable balance at July 31, 2010.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2011, approximately 62% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $4,200,000 of the Company’s accounts payable at July 31, 2011.  For the nine months ended July 31, 2010, approximately 54% of the Company’s purchases were from three vendors.  These vendors accounted for approximately $801,000 of the Company’s accounts payable at July 31, 2010. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   12   -  ECONOMIC DEPENDENCY (cont’d):

Approximately 56% of the Company’s sales were derived from one customer during the three months ended July  31, 2011.  This customer also accounted for approximately $4,900,000 of the Company’s accounts receivable balance at July 31, 2011.  Approximately 43% of the Company’s sales were derived from one customer during the three months ended July 31, 2010.  This customer also accounted for approximately $1,300,000 of the Company’s accounts receivable balance at July 31, 2010.

For the three months ended July 31, 2011, approximately 61% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $4,200,000 of the Company’s accounts payable at July 31, 2011.  For the three months ended July 31, 2010, approximately 54% of the Company’s purchases were from three vendors.  These vendors accounted for approximately $1,023,000 of the Company’s accounts payable at July 31, 2010. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE   13   -  RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the nine months ended July 31, 2011 and 2010 of $443,496 and $406,254, respectively, and $154,656 and $115,518 for the three months ended July 31, 2011 and 2010, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $18,475,000 and $6,800,000 for the nine and three months ended July 31, 2011 and $15,333,000 and $3,687,000 for the nine and three months ended July 31, 2010.  The corresponding accounts payable balance to this vendor was approximately $1,642,000 and $553,000 at July 31, 2011 and 2010, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the condensed consolidated financial statements.  The deferred compensation asset and liability at July 31, 2011 and October 31, 2010 were $606,599 and $540,642, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $0 for the three and nine months ended July 31, 2011 and $0 and $13,462 during the three and nine months ended July 31, 2010, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   14   -  STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and nine months ended July 31, 2011 and 2010.

b.	Dividends: On July 28, May 2, and January 31, 2011, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of July 18, April 29, and January 17, 2011.

NOTE   15   -  FAIR VALUE MEASUREMENTS:

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

The Company determines fair values for its investment assets as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE   15   -  FAIR VALUE MEASUREMENTS (cont’d):

Investments at fair value consist of commodity securities and deferred compensation plan assets.

The Company maintains a deferred compensation plan.  The fair value of the plan assets are classified within Level 1 as the assets are valued using quoted prices in active markets.  The assets are included with Deposits and other assets in the accompanying balance sheets. Additional information related to the Company’s deferred compensation plan is disclosed in Note 13 to the condensed consolidated financial statements.

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

		(Unaudited) Fair Value Measurements as of July 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$193,056	$193,056	–	–
Equities	413,543	413,543	–	–
Total Assets	$606,599	$606,599	–	–

Liabilities:
Commodities – Futures	(585,943)	–	(585,943)	–
Commodities – Options	(293,115)	–	(293,115)	–
Total Liabilities	$(879,058)	–	$(879,058)	–

		Fair Value Measurements as of October 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$216,903	$216,903	–	–
Equities	323,739	323,739	–	–
Commodities – Futures	598,501	–	598,501	–
Commodities – Options	(323,002)		(323,002)
Total Assets	$816,141	$540,642	$275,499	–

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	the impact of rapid or persistent fluctuations in the price of coffee beans;

●	fluctuations in the supply of coffee beans;

●	general economic conditions and conditions which affect the market for coffee;

●	the macro-global economic environment;

●	our success in implementing our business strategy or introducing new products;

●	our success in implementing our hedging strategy;

●	our ability to attract and retain customers, including our largest green coffee customer, Green Mountain;

●	our success in expanding our market presence in new geographic regions;

●	our ability to effectively manage our growth;

●	the effects of competition from other coffee manufacturers and other beverage alternatives;

●	changes in tastes and preferences for, or the consumption of, coffee;

●	our ability to obtain additional financing as our business grows; and

●	other risks which we identify in future filings with the SEC.

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

Our operations have primarily focused on the following areas of the coffee industry:

●	the sale of wholesale specialty green coffee;

●	the roasting, blending, packaging and sale of private label coffee; and

●	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

●	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

●	our ability to retain existing customers, including Green Mountain and attract new customers;

●	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

●	our ability to manage inventory and fulfillment operations and maintain gross margins.

 Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that are intended to increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market and sell our S&W brand to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  The joint venture allows us to bid on the private label gourmet whole bean business which we had not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

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

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition LLC (the name of which was changed to Organic Products Trading Company LLC (“OPTCO”) (collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement, dated April 22, 2010 (the “Agreement”).  The Buyer purchased the Assets for a purchase price consisting of: (a) $450,000 in cash at closing, (b) an additional $50,000 in cash if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”), (c) 50,000 shares of the Company’s common stock on the Closing Date, (d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment”); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”), and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.

Since the Buyer met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter and the First Supplemental Common Stock Payment was paid on August 9, 2011.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year, commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that, subsequent to the Waiver, the Seller sold the shares.

In July 2007, we entered into a three-year licensing agreement with Entenmann’s Products, Inc., a subsidiary of Entenmanns, Inc., (which was subsequently amended) which is one of the nation’s oldest baking companies.  The agreement gave us the exclusive rights to manufacture, market and distribute a full line of Entenmann’s brand coffee products throughout the United States.  As previously disclosed, the license agreement expired in March 2011.  We were permitted to sell our remaining product through the end of June after which time we disposed of any remaining packaging liability at our own cost.

Our net sales are affected by the price of green coffee.  We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November.  However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee.  Accordingly, price fluctuations in one country generally do not have a material effect on our results of operations, liquidity and capital resources.  Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.

We have used short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at a fixed predetermined price.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability, as occurred in the three months ended July 31, 2011.

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

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $131,000 for the quarter ended July 31, 2011.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $131,000 for the quarter ended July 31, 2011.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of July 31, 2011 of $623,750 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and customer relationships and trademarks acquired from OPTCO. At July 31, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$140,625
Trademarks	180,000
Goodwill	440,000

$760,625

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

Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

Net Income.  We had net income of $168,236, or $0.03 per share (basic and diluted), for the three months ended July 31, 2011 compared to net income of $424,091 or $0.08 per share (basic and diluted), for the three months ended July 31, 2010.  The decrease in net income primarily reflects unrealized losses on our option positions of $1,202,443, which were marked to the market at the end of the quarter.

Net Sales.  Net sales totaled $35,764,866 for the three months ended July 31, 2011, an increase of $16,732,096, or 88%, from $19,032,770 for the three months ended July 31, 2010.  The increase in net sales reflects higher sales prices compared to the third quarter of fiscal 2010 as well as additional poundage sold due to the addition of our subsidiary, OPTCO, and additional sales to our largest green coffee customer and three largest private label customers.

Cost of Sales.  Cost of sales for the three months ended July 31, 2011 was $33,670,406 or 94.2% of net sales, as compared to $16,574,355 or 87.1% of net sales for the three months ended July 31, 2010.  The increase in cost of sales reflects the increased cost of green coffee as well as unrealized losses of $1,202,443, relating to our option positions which were marked to market at the end of the quarter.

Gross Profit.  Gross profit decreased $363,955 to $2,094,460 for the three months ended July 31, 2011 as compared to gross profit of $2,458,418 for the three months ended July 31, 2010.  Gross profit as a percentage of net sales decreased by 7.1% for the three months ended July 31, 2011 as compared to gross profit as a percentage of net sales for the three months ended July 31, 2010.  The decrease in our margins reflects the increased cost of sales as well as the shift to a higher percentage of sales from roasted to green coffee, unrealized losses of $1,202,443 relating to our option positions which were marked to market at the end of the quarter.

Operating Expenses.  Total operating expenses increased by $78,661, or 4.7%, to $1,754,024 for the three months ended July 31, 2011 as compared to operating expenses of $1,675,363 for the three months ended July 31, 2010.  The increase in operating expenses was due to increases in selling and administrative expense due to a higher level of business during this period.

Other Expense.  Other expenses increased by $11,285 to $56,520 for the three months ended July 31, 2011 compared to other expenses of $45,235 for the three months ended July 31, 2010.  Interest income increased by $14,235 and interest expense increased $25,520 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.  The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended July 31, 2011 totaled $106,161 compared to a provision of $303,935 for the three months ended July 31, 2010.  The decrease reflected lower pre-tax income for the quarter.

Nine Months Ended July 31, 2011 Compared to the Nine Months Ended July 31, 2010

Net Income.  We had net income of $2,397,265, or $0.44 per share (basic and diluted), for the nine months ended July 31, 2011 compared to net income of $1,782,517 or $0.33 per share (basic and diluted), for the nine months ended July 31, 2010.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $98,737,976 for the nine months ended July 31, 2011, an increase of $38,428,748, or 64%, from $60,309,228 for the nine months ended July 31, 2010.  The increase in net sales reflects higher sales prices compared to the second quarter of fiscal 2010 as well as additional poundage sold due to the addition of our subsidiary, OPTCO, as well as additional sales of green coffee to new customers and increased private label sales.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2011 was $89,963,400 or 91.1% of net sales, as compared to $52,655,415 or 87.3% of net sales for the nine months ended July 31, 2010.  The increase in cost of sales reflects the increased cost of green coffee, as well as a greater percentage of sales of green coffee versus roasted coffee sales, as well as the unrealized losses relating to our option positions, which were marked to market at the end of the quarter.

Gross Profit.  Gross profit increased $1,120,763 to $8,774,576 for the nine months ended July 31, 2011 as compared to gross profit of $7,653,813 for the nine months ended July 31, 2010.  Gross profit as a percentage of net sales decreased by 3.8% for the nine months ended July 31, 2011 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2010.  The decrease in our margins reflects the increased cost of sales and the shift to a higher percentage of green coffee sales, as well as unrealized losses relating to our option positions which were marked to market at the end of the quarter.

Operating Expenses.  Total operating expenses increased by $679,129, or 14.9%, to $5,229,089 for the nine months ended July 31, 2011 as compared to operating expenses of $4,549,960 for the nine months ended July 31, 2010.  The increase in operating expenses was due to increases in selling and administrative expense resulting from increased trade shows and traveling activities.

Other Expense.  Other expenses decreased by $73,365 to $63,849 for the nine months ended July 31, 2011 compared to other expenses of $137,214 for the nine months ended July 31, 2010.  Interest income increased by $122,915 and interest expense increased by $49,550 for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.  The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit during such period.

Income Taxes.  Our provision for income taxes for the nine months ended July 31, 2011 totaled $1,064,817 compared to a provision of $1,181,865 for the nine months ended July 31, 2010.  The decrease reflects an adjustment during the nine months ended July 31, 2011 to the prior year's income tax provision estimate.

Liquidity and Capital Resources

 As of July 31, 2011, we had working capital of $12,953,216, which represented a $1,764,861 increase from our working capital of $11,188,355 as of October 31, 2010, and total stockholders’ equity of $15,447,370, which increased by $1,915,853 from our total stockholders’ equity of $13,531,517 as of October 31, 2010.  Our working capital increased primarily due to an increase of $2,099,401 in cash, $4,255,299 in accounts receivable, $4,934,661 in inventory, partially offset by a decrease of $168,523 in prepaid green coffee, a decrease in commodities held at broker of $1,154,557, an increase in accounts payable and accrued expenses of $3,775,578, and an increase in our line of credit of $4,405,337.  As of July 31, 2011, the outstanding balance on our line of credit was $6,712,086 compared to $2,306,749 as of October 31, 2010.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income, partially offset by the payment of dividends.

For the nine months ended July 31, 2011, our operating activities used net cash of $1,385,757 as compared to the nine months ended July 31, 2010 when operating activities provided net cash of $260,355.  The decreased cash flow from operations for the nine months ended July 31, 2011 was primarily due to our net income of $2,416,821, an increase in our accounts payable and accrued expenses of $3,734,577, our unrealized loss on commodities of $1,154,557 from our option positions at July 31, 2011 and an increase in income taxes payable of $394,774 partially offset by increases to accounts receivable of $4,255,299 and inventories of $4,934,661.

           For the nine months ended July 31, 2011, our investing activities used net cash of $419,212 as compared to the nine months ended July 31, 2010 when net cash used by investing activities was $2,512,345.  The decrease in our uses of cash in investing activities was primarily due to the purchase of the assets of OPTCO in 2010.

 For the nine months ended July 31, 2011, our financing activities provided net cash of $3,904,370 compared to the nine months ended July 31, 2010 when net cash provided by financing activities was $1,101,303.  The increase in cash flow from financing activities for the nine months ended July 31, 2011 was primarily due to the increased need for borrowing from our credit facility and partially offset by the payment of dividends of $500,967 during the nine months ended July 31, 2011. The increase in the line was due to increased inventories and prepaid green coffee purchases as we continued to grow our business.

Our credit facility with Sterling provides for a $5,000,000 revolving line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate 5.00% at July 31, 2011 and 2010, plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The credit facility is secured by all of our tangible and intangible assets.

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

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, agreed to make available $1,800,000 to be used as collateral by OPTCO for a loan facility from Sterling to us pursuant to a Guarantee Agreement, whereby OPTCO agreed to pre-finance coffee from small coffee producer groups.  We pay a guarantee fee of 1.5% per year in advance.  The initial term of the Guarantee Agreement expired on March 31, 2011 and was extended to March 31, 2012.  In connection with the extended term, the amount available under the Guarantee Agreement was reduced to $1,500,000.  In addition, we have a corporate guarantee as security to CORDAID as the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.  The Company has initiated a corporate guarantee to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

On July 23, 2010, we amended our credit facility regarding the payment of dividends by us.  The amendment permits us to make payments of quarterly dividends of not more than $0.03 per share.

As of July 31, 2011, the outstanding balance under the bank line of credit was $6,712,086.  We were in compliance with all required financial covenants at July 31, 2011.

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

   We expect to fund our current working capital needs and operations, including paying our liabilities, funding capital expenditures and making required payments on our debts over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under our credit facility from time to time and other sources  available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit. However, we intend to seek opportunities to obtain additional capital to continue to grow our business.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue to grow our business or take advantage of opportunities or otherwise respond to competitive pressures. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  As of July 31, 2011, our debt consisted of $6,712,086 of variable rate debt under our revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts (generally with terms of two months or less) primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices, as further explained in Note 8 of the Financial Statements in this Report.  In addition, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  Although the use of these derivative financial instruments has enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risk and we generally remain exposed to loss when prices decline significantly in a short period of time or remain at higher levels, preventing us from obtaining inventory at favorable prices.  We generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits.  However, we cannot predict whether we will be able to pass inventory price increases through to our customers in the future.  We believe that, in normal economic times, our hedging policies are a vital element to our business model which not only control our cost of sales, but also give us the flexibility to obtain the inventory necessary to continue to grow our sales while minimizing margin compression if coffee prices were to suddenly rise.  However, if the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability, as occurred in the three months ended July 31, 2011.

As of July 31, 2011, we held 100 options covering an aggregate of 3,750,000 pounds of green coffee beans at $2.40 per pound.  As of July 31, 2010 the Company held 60 options covering an aggregate of 2,250,000 pounds of green coffee beans at $1.55 per pound.  As of July 31, 2011 and 2010, we did not hold any future contracts.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation, from time to time, that is incidental to our business.  To our knowledge, no governmental authority is contemplating initiating any such proceedings.

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

Risks affecting our company

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

 If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, during the latter half of fiscal year 2000, we began to acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  Although we have had net gains on options and futures contracts, we have incurred losses on options and futures contracts during some reporting periods, including the three months ended July 31, 2011.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy is 100% effective in eliminating pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although, historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, we may not be able to pass price increases through to our customers in the future.  Our hedging strategy and the hedges that we enter into may not adequately offset the risks of coffee bean price volatility and our hedges may result in losses.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  In this case, our costs of sales may increase, resulting in a decrease in profitability.

Our revenues and profitability could be adversely affected if our joint ventures are not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  In addition, we will continue to seek opportunities for new joint ventures.  While we believe that the GCC joint venture will continue to be successful, losses in this joint venture or any future joint ventures would hurt our profitability.

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

           Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances, including joint ventures, could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances, including joint ventures, presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

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
 ●              the incurrence of additional debt;
 ●              restructuring charges; and
 ●              the recognition of significant charges for depreciation and amortization related to intangible assets.

    As has been our practice in the past, we will continuously evaluate any such acquisitions, licensing opportunities or strategic alliances as they arise.  However, we have not reached any new agreements or arrangements with respect to any such acquisition, licensing opportunity or strategic alliance (other than those described herein) at this time and we may not be able to consummate any acquisitions, licensing arrangements or strategic alliances on terms favorable to us or at all.  The failure to consummate any such acquisitions, licensing arrangements or strategic alliances may reduce our growth and expansion.  In addition, if these acquisitions, licensing opportunities or strategic alliances are not successful, our earnings could be materially adversely affected by increased expenses and decreased revenues.

          We are dependent on sales of wholesale green coffee to Green Mountain Coffee Roasters.  The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependant upon sales of wholesale green coffee to one customer, Green Mountain Coffee Roasters (“GMCR”).  Sales to GMCR accounted for approximately 47% and 35% of our net sales for the fiscal years ended October 31, 2010 and 2009, respectively, and approximately 54% of our net sales for the nine months ended July 31, 2011.

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

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  As of July 31, 2011, the total outstanding principal amount of our debt outstanding under our revolving line of credit was $6.7 million and this debt accrues interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Subject to certain restrictions, we may incur additional indebtedness in the future. Our outstanding debt could have important negative consequences to the holders of our securities, including the following:

●              general domestic and global economic conditions;
●              a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;
●              we have increased vulnerability to adverse general economic and coffee industry conditions; and
●              we may be vulnerable to higher interest rates because interest expense on borrowings under our revolving line of credit is based on variable rates.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

Our indebtedness contains covenants that restrict our operations and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us. Our revolving line of credit contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions and restrictions on intercompany transactions. In addition, our revolving line of credit requires that we maintain a minimum working capital at all times.  Although we are currently in compliance with the covenants, our ability to comply with these covenants may be affected by general economic and industry conditions, as well as market fluctuations in coffee prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in our revolving line of credit could result in a default under such agreement. In the event of a default, the lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we may be unable to repay all such accelerated indebtedness.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business. Any indebtedness that we incur under our revolving line of credit is secured by substantially all of our tangible and intangible assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

If our planned increase in marketing expenditures fails to promote and enhance our brands, the value of our brands could decrease and our revenues and profitability could be adversely affected.  We believe that promoting and enhancing our brands is critical to our success.  We intend to continue to increase our marketing expenditures to increase awareness of our brands, which we expect will create and maintain brand loyalty.  If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase awareness of our brands or protect the value of our brands.  If we are unable to achieve these goals, our revenues and ability to implement our business strategy could be adversely affected.

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

The success of our brand also depends in part on our intellectual property. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as diversion of management attention.

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

          If there was a significant interruption in the operation of our Colorado facility, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings.  We are dependent on the continued operations of our Colorado coffee roasting and distribution facility.  Our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained.  As a result, our revenues and earnings could be materially adversely affected.

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

We intend to seek opportunities to obtain additional capital to continue to grow our business. Our business strategy contemplates potential future access to financing to fund the expansion of our business. Recent events in the financial markets have had an adverse impact on the credit markets and equity securities, including our common stock, have exhibited a high degree of volatility. Although we intend to seek opportunities to obtain additional capital, we may not be able to do so. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. The inability to obtain sufficient capital to fund the expansion of our business could have a material adverse effect on us.

If we fail to continue to develop and maintain our brand, our business could suffer.  We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours.  If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy.  Our success in promoting and enhancing our brand will also depend on our ability to provide customers with high-quality products and customer service.  Although we take measures to ensure that we sell only fresh roasted coffee, we have no control over our coffee products once purchased by customers.  Accordingly, customers may prepare coffee from our brands inconsistent with our standards, store our coffee for long periods of time or resell our coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products.  If customers do not perceive our products and service to be of high-quality, then the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

Risks related to the coffee industry

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

            Disruptions in the supply of green coffee could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to grow our business.  Green coffee is a commodity and its supply is subject to volatility beyond our control.  Supply is affected by many factors in the coffee growing countries including weather, pest damage, economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations.  In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we could be forced to discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. Frequent substitutions and changes in our coffee product lines could lead to cost increases, customer alienation and fluctuations in our gross margins.

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

Besides coffee, we face exposure to other commodity cost fluctuations, which could impair our profitability. In addition to the increase in coffee costs discussed in the risk factor above, we are exposed to cost fluctuation in other commodities, including, in particular, steel, natural gas and gasoline.  In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

Adverse public or medical opinion about caffeine may harm our business.  Coffee contains caffeine and other active compounds, the health effects of some of which are not fully understood.  A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects.  An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits. In addition, we could become subject to litigation relating to the existence of such compounds in our coffee; litigation that could be costly and could divert management attention.

Risks related to our common stock.

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

The Gordon family has substantial control over us, substantially reducing the influence of our other stockholders.

Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 37.6% of our outstanding shares of common stock. As a result, the Gordon family is able to influence significantly the actions that require stockholder approval, including:

●	the election of a majority of our directors;

●	the amendment of our charter documents; and

●	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Gordon family’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

The market price of our common stock has been volatile over the past several months and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past several months and it may continue to be volatile. From May 1, 2011 through September 12, 2011, our common stock has traded as low as $5.27 and as high as $30.98.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Report.

Provisions in our articles of incorporation, bylaws and of Nevada law have anti-takeover effects that could prevent a change in control that could be beneficial to our stockholders, which could depress the market price of shares of our common stock.

Our articles of incorporation, bylaws and Nevada corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our stockholders.  These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions.  These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for shares of our common stock.  These provisions:

●	provide that directors may only be removed upon a vote of at least eighty percent of the shares outstanding;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by shareholders at shareholder meetings;

●	limit the right of our stockholders to call a special meeting of stockholders;

●	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior stockholder approval;

●	require amendments to our articles of incorporation to be approved by the holders of at least eighty percent of our outstanding shares of common stock;

●	provide for a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; and

●	provide a prohibition on stockholder action by written consent, thereby only permitting stockholder action to be taken at an annual or special meeting of our stockholders.

We are also subject to certain anti-takeover provisions under Nevada law.  Under Nevada law, a corporation may not, in general, engage in a business combination with any “interested stockholder” which includes, among other things, a holder of 10% or more of its common stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed, in connection with the purchase of the assets of OPTCO, we issued the Supplemental Common Stock Payment on August 9, 2011 since we met the pre-tax net profit target discussed in Note 4 of the Financial Statements.  We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of our common stock to such stockholder, based on the offer and sale not being a public offering of the common stock and because there was not a general solicitation or general advertising involved in the transaction. Accordingly, the shares of common stock issued are restricted, and the shares that may be issued to the stockholder in the future will be restricted, within the meaning of Rule 144 of the Securities Act.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 13, 2011.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)