Form 10-K
period 2011-10-31
COFFEE HOLDING CO INC
filed 2012-01-30
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Capital Market on April 30, 2011 (the last business day of the most recently completed second fiscal quarter), was approximately $23,750,787, computed by reference to the closing price of $5.24 for the common stock on the Nasdaq Capital Market reported for such date.

As of January 23, 2012, the registrant had 6,372,309 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2011, are incorporated by reference in Part III of this Form 10-K.

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

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our Brooklyn, New York location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States.  In February 2004, we acquired certain assets of Premier Roasters, a roaster-dealer located in La Junta, Colorado, for $825,000.  The assets purchased by us included all of the operating equipment located at Premier Roasters’s La Junta and Rocky Ford, Colorado locations, as well as all labels for all of Premier Roasters’s coffee products.  In connection with the acquisition of these assets, we reached an agreement with the City of La Junta, Colorado on a 20-year lease for a 50,000 square foot facility in La Junta.

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

In October 2009, we sold our Brooklyn, New York location after ceasing our manufacturing operations there in May.  The majority of our processing has been moved to our La Junta, Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with everyday coffee processing.  The closing of our Brooklyn facility reduced our long-term operating expenses, increased efficiencies and ultimately increased the profitability of the Company.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 70% from 150 to 255.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Green Mountain Coffee Roasters (“GMCR”), we have a 19-year relationship with GMCR, our largest wholesale green coffee customer.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 29 and 31 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC which engages in the roasting, packaging and sale of private label specialty coffee products.  We believe this joint venture allows us to successfully bid on and compete for specialty private label coffee opportunities which we were not operationally set up to compete for in the past.

In May 2010, we purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply chain relationships of OPTCO.

In November 2011, we acquired a 40% interest in Global Mark LLC (“Global Mark”), a new venture focusing on supply of instant coffee and related products.  Under the terms of the agreement with Global Mark, we will invest up to an aggregate of $2.0 million for a 40% interest and we will receive preferred pricing on our instant coffee needs.

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

Wholesale Green Coffee.  The specialty coffee market represents the fastest growing area of our industry.  The number of gourmet coffee houses have been increasing in all areas of the United States.  The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace.  As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales.  We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over approximately 90 different varieties.  Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves.  We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer.  We believe that we can increase sales of wholesale green coffee without an increase in infrastructure as well as not venturing into the highly competitive retail specialty coffee environment and utilizing our current strategy we can be as profitable or more profitable than our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2011, we supplied coffee under approximately 39 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee.  We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado and Brecksville, Ohio.  We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W, IL CLASSICO, and in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level.  For further information regarding our trademark rights, see “Business—Trademarks.”

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $.94 to $3.05. The price for coffee beans on the commodities market as of October 31, 2011 and 2010 were $2.27 and $2.04 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by GCC is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

 We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2011 and 2010, approximately 79% and 85% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $25.3 million or 19% in 2011, and $19.3 million or 30% in 2010, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  Another of these suppliers, Daarnhouwer & Co., B.V., accounted for approximately $11.6 million or 9% in 2011, and $5.9 million or 9.2% in 2010, of our total product purchases.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos Corporation, would have a material adverse effect on our operations due to the availability of alternate suppliers.

 The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Supply and price can be affected by factors such as weather, politics and economics within the countries that export coffee.  Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee.  Drastic or prolonged increases in coffee prices may also adversely impact our business as it could lead to a decline in overall consumption of coffee.  Similarly, rapid decreases in the cost of coffee beans may force us to lower our sale prices before realizing cost reductions in our purchases.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and expect to continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we have acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods, including the three month periods ended July 31, 2011 and October 31, 2011.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.  See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

Trademarks

 We hold trademarks, registered with the United States Patent and Trademark Office, for all seven of our proprietary coffee brands and an exclusive license for S&W, IL CLASSICO brands for sale in the United States.  Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations.  We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

 We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $82.3 million or 56% of our net sales for the fiscal year ended October 31, 2011 and $39.0 million or 47% for the fiscal year ended October 31, 2010.

 Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices.  Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  See “- Our Use of Derivatives.”

Marketing

 We market our private label and wholesale coffee through trade shows, industry publications, face-to-face contact and through the use of our internal sales force and non-exclusive independent food and beverage sales brokers.  We also use our web site (www.coffeeholding.com) as a method of marketing our coffee products and ourselves.

 For our private label and branded coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions, two-for-one sales and new product launches to capture changing consumer taste preferences for upscale canned coffees.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2011, we donated approximately $62,000 to charities.

●     For over 16 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

●     Most recently, we were the national opening ceremony coffee sponsor of the 2011 Avon Walk For Breast Cancer in three (3) cities (Houston, TX, San Francisco and Santa Barbara, CA ) across the United States.  Our representatives were on site in all three cities serving our specialty Arabica coffees to the participants who walk 39 miles over two days.  The money raised is used to provide women and men with breast cancer screenings, support and applicable treatments regardless of their ability to pay.

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

Employees

 We have 69 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and expect to continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we have acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits; however, we may not be able to pass price increases through to our customers in the future.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods, including the three month periods ended July 31, 2011 and October 31, 2011.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

Our revenues and profitability could be adversely affected if our joint ventures are not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  In addition, in November 2011, we invested in Global Mark, a new venture focusing on supply of instant coffee and related products.  We will continue to seek opportunities for new joint ventures.  While we believe that our joint ventures will be successful, losses in our joint ventures or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances, including joint ventures, could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances, including joint ventures, presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

•	such acquisitions, licensing arrangements or other strategic alliances may divert our management’s attention from our existing operations;
•	we may not be able to successfully integrate any acquired coffee companies or new coffee brands into our existing business;
•	we may not be able to manage the contingent risks associated with the past operations of, and other unanticipated problems arising in, any acquired coffee company; and
•	we may not be able to control unanticipated costs associated with such acquisitions, licensing arrangements or strategic alliances.

In addition, any such acquisitions, licensing arrangements or strategic alliances may result in:

•	potentially dilutive issuances of our equity securities;
•	the incurrence of additional debt;
•	restructuring charges; and
•	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

We are dependent on sales of wholesale green coffee to Green Mountain Coffee Roasters.  The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependant upon sales of wholesale green coffee to one customer, GMCR.  Sales to GMCR accounted for approximately 56% and 47% of our net sales for the fiscal years ended October 31, 2011 and 2010, respectively.  Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  As of October 31, 2011, the total outstanding principal amount of our debt outstanding under our revolving line of credit was $1.8 million and this debt accrues interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Subject to certain restrictions, we may incur additional indebtedness in the future. Our outstanding debt could have important negative consequences to the holders of our securities, including the following:

•	general domestic and global economic conditions;
•	a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;
•	we have increased vulnerability to adverse general economic and coffee industry conditions; and
•	we may be vulnerable to higher interest rates because interest expense on borrowings under our revolving line of credit is based on variable rates.

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

We may seek opportunities to obtain additional capital to continue to grow our business. Our business strategy contemplates potential future access to financing to fund the expansion of our business. Recent events in the financial markets have had an adverse impact on the credit markets and equity securities, including our common stock, have exhibited a high degree of volatility.  We may seek opportunities to obtain additional capital.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. The inability to obtain sufficient capital to fund the expansion of our business if needed could have a material adverse effect on us.

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

If the cost of wholesale green coffee increases due to any of these factors, our margins could decrease and our profitability could suffer accordingly.  Coffee prices have been very volatile and it is expected that coffee prices will remain volatile in the coming years.  Although we have historically attempted to raise the selling prices of our products in response to increases in the price of wholesale green coffee, when wholesale green coffee prices increase rapidly or to significantly higher than normal levels, we are not always able to pass the price increases through to our customers on a timely basis, if at all, which adversely affects our operating margins and cash flow.  We may not be able to recover any future increases in the cost of wholesale green coffee.  Even if we are able to recover future increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.  In addition, volatility in coffee prices has also negatively impacted our hedging activities which has negatively impacted our operating results.

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

The Gordon family has substantial control over us, substantially reducing the influence of our other stockholders. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 28.8% of our outstanding shares of common stock. As a result, the Gordon family is able to influence significantly the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the past several months and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past several months and it may continue to be volatile. From May 1, 2011 through January 23, 2012, our common stock has traded as low as $5.27 and as high as $30.98.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this prospectus.

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

Our articles of incorporation, bylaws and Nevada corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our stockholders.  These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions.  These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for shares of our common stock.  These provisions:

•	provide that directors may only be removed upon a vote of at least eighty percent of the shares outstanding;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by shareholders at shareholder meetings;

•	limit the right of our stockholders to call a special meeting of stockholders

•	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior stockholder approval;

•	require amendments to our articles of incorporation to be approved by the holders of at least eighty percent of our outstanding shares of common stock;

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; and

•	provide a prohibition on stockholder action by written consent, thereby only permitting stockholder action to be taken at an annual or special meeting of our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space.  We pay annual rent of $120,943 under the terms of the lease, which expires on October 31, 2023.

We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta.  We pay annual rent of $100,093 through January of 2024.

We lease office space in Vancouver, Washington.  We pay annual rent of $31,800, under the terms of a lease which expires in June 2012.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock trades on Nasdaq under the symbol “JVA.”  On June 25, 2010, our Board of Directors approved a regular dividend program of $0.03 per share to shareholders (each, a “Quarterly Dividend”) and paid a Quarterly Dividend since such time.  As of January 23, 2012, we had 350 holders of record.

 We did not repurchase any of our common stock during the quarter ended October 31, 2011.

 The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2011
1st Quarter	$4.30	$3.67
2nd Quarter	$8.14	$3.90
3rd Quarter	$30.98	$5.27
4th Quarter	$22.92	$6.90
	2010
1st Quarter	$1.79	$0.77
2nd Quarter	$4.91	$0.56
3rd Quarter	$4.98	$1.87
4th Quarter	$5.21	$3.55

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$146,755	$83,492	$74,452	$71,186	$57,365
Cost of sales	138,210	72,932	64,440	68,762	49,071
Gross profit	8,545	10,560	10,012	2,424	8,294
Operating expenses	7,345	6,545	6,389	6,363	6,842
Income (loss) from operations	1,200	4,015	3,623	(3,939)	1,452
Other income (expense)	(124)	(143)	1,869	(86)	(90)
Income (loss) before income taxes	1,076	3,872	5,492	(4,025)	1,362
Provision (benefit) for income taxes	230	1,479	2,159	(1,430)	418
Non controlling interest	(34)	(4)	(42)	(2)	(7)
Net income (loss)	$812	$2,389	$3,291	$(2,597)	$937

	At October 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,779	$23,921	$19,804	$21,002	$20,397
Short-term debt	1,820	2,307	792	3,522	897
Long-term debt	–	–	–	–	–
Total liabilities	16,789	10,390	8,625	13,151	8,194
Stockholders’ equity	21,907	13,482	11,133	7,847	12,202
Book value per share	$3.44	$2.46	$2.05	$1.44	$2.21

	For the years ended October 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per shares data)
Per Common Share Data:
Basic EPS	$.15	$.44	$.60	$(.47)	$.17
Diluted EPS	$.14	$.44	$.60	$(.47)	$.17
Cash dividends declared	$694,658	$333,978	$–	$1,544,568	$–

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-K and management’s expectations and projections about future events, including, among other things:

•	our dependency on a single commodity could affect our revenues and profitability;

•	our success in expanding our market presence in new geographic regions;

•	the effectiveness of our hedging policy may impact our profitability;

•	the success of our joint ventures;

•	our success in implementing our business strategy or introducing new products;

•	our ability to attract and retain customers;

•	our ability to retain key personnel;

•	our ability to obtain additional financing;

•	our ability to comply with the restrictive covenants we are subject to under our current financing;

•	the effects of competition from other coffee manufacturers and other beverage alternatives;

•	the impact to the operations of our Colorado facility;

•	general economic conditions and conditions which affect the market for coffee;

•	the macro global economic environment;

•	our ability to maintain and develop our brand recognition;

•	the impact of rapid or persistent fluctuations in the price of coffee beans;

•	fluctuations in the supply of coffee beans;

•	the volatility of our common stock; and

•	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

 Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that are expected to increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  We believe that the joint venture will allow us to bid on the private label gourmet whole bean business which we have not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

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

On May 17, 2010, we completed the Organic Products Transaction for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if OPTCO generates a pre-tax net profit of $300,000 or more within during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”) (which was paid during the third quarter of the fiscal year ended October 31, 2011), c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplemental Cash Payment, the “Supplemental Payment”) (which was paid at the beginning of the fourth quarter of the fiscal year ended October 31, 2011); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.  All of the employees of Seller became employees of Buyer at the closing and Buyer has entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

In November 2011, we acquired a 40% interest in Global Mark, a new venture focusing on supply of instant coffee and related products.  Under the terms of the agreement with Global Mark, we will invest up to an aggregate of $2.0 million for a 40% interest and we will receive preferred pricing on our instant coffee needs.

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

 We have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we have acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time.  In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability, as occurred in the three month periods ended July 31, 2011 and October 31, 2011.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.  See “Item 1 – Business - Our Use of Derivatives.”

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

 We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

   ●          We recognize revenue in accordance with the relevant authoritative guidance.  Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured.  Thus, revenue is recognized at the point of shipment.

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $160,000 for the year ended October 31, 2011.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $135,000 for the year ended October 31, 2011.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2011 of $860,500 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At October 31, 2011 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2011
Customer list and relationships, net	$138,750
Trademarks	180,000
Goodwill	440,000
$758,750

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

Year Ended October 31, 2011 (Fiscal Year 2011) Compared to the Year Ended October 31, 2010 (Fiscal Year 2010)

Net Income.  We had net income of $811,930, or $0.15 per share (basic) and $0.14 per share (diluted), for the fiscal year ended October 31, 2011 compared to a net income of $2,389,361, or $0.44 per share (basic and diluted) for the fiscal year ended October 31, 2010. The decrease in net income primarily reflects realized and unrealized hedging losses during fiscal 2011 as discussed below.

Net Sales.  Net sales totaled $146,755,165 for the fiscal year ended October 31, 2011, an increase of $63,263,198, or 75.8%, from $83,491,967 for the fiscal year ended October 31, 2010.  The increase in net sales reflects higher coffee prices during the fiscal year ended 2011 as compared to the fiscal year ended 2010, as well as an increase in pounds of coffee sold as we surpassed 48 million pounds sold in a fiscal year for the first time in the history of the Company.

Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2011 was $138,210,277, or 94.2% of net sales, as compared to $72,931,626, or 87.3%, of net sales for the fiscal year ended October 31, 2010.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The increase in cost of sales primarily reflects the increased cost of green coffee and our realized and unrealized losses on hedging activities.  We had green coffee purchases of $125,478,382 million and $64,888,163 million for the fiscal years ended 2011 and 2010, of which approximately $25.3 million and $19.3 million for the fiscal years ended 2011 and 2010, respectively, were from a related party.  In addition, we had net realized and unrealized hedging losses of approximately $1,222,735 and $2,143,057, respectively during fiscal 2011 as compared to net realized and unrealized hedging gains of approximately $1,175,028 and $198,193, respectively, during fiscal 2010.  Extreme volatility in green coffee prices negatively impacted our hedging activities.

Gross Profit.  Gross profit for the fiscal year ended October 31, 2011 was $8,544,888, a decrease of $2,015,453 from $10,560,341 for the fiscal year ended October 31, 2010.  Gross profit as a percentage of net sales decreased to 5.8% for the fiscal year ended October 31, 2011 from 12.6% for the fiscal year ended October 31, 2010 due to net realized and unrealized hedging losses of approximately $1,222,735 and $2,143,057, respectively during fiscal 2011 as compared to net realized and unrealized hedging gains of approximately $1,175,028 and $198,193, respectively, during fiscal 2010.

Operating Expenses.Total operating expenses increased $800,555, or 12.2%, to $7,345,152 for the fiscal year ended October 31, 2011 from $6,544,597 for the fiscal year ended October 31, 2010 due to an increase in selling and administrative expense, partially offset by no bonuses paid to our executive officers.  Selling and administrative expenses increased $906,356, or 15.6%, to $6,715,753 for the year ended October 31, 2011 from $5,809,397 for 2010.  The increase in selling and administrative expenses reflects several factors, including increases of approximately $391,000 in labor and related taxes $25,000 in advertising costs, $79,000 in insurance cost, $66,000 in rent expense, $130,000 in bank and credit card fees, $72,000 in licenses, $95,000 in freight costs, $84,000 in travel/show and demo costs, and $62,000 in charitable donations, partially offset by a decrease of approximately $144,000 in professional fees.  The increase in selling and administrative expenses was due primarily to the fact that our “OPTCO subsidiary was part of our company for the entire twelve months of the fiscal year ended 2011 as compared to five and half months during the fiscal year ended 2010.

Other Income (Expense).  Other expense for the fiscal year ended October 31, 2011 was $124,231, a decrease of $18,762 from $142,993 for the fiscal year ended October 31, 2010.  The decrease in other expense was attributable to an increase in interest and other income of $70,935, partially offset by an increase in interest expense of $52,173.

Income Before Taxes and Noncontrolling Interest in Subsidiary.  We had income of $1,075,505 before income taxes and noncontrolling interest in subsidiary for the fiscal year ended October 31, 2011 compared to income of $3,872,751 for the fiscal year ended October 31, 2010.  A decrease of $2,797,246 for the year ended October 31, 2011. The decrease was primarily attributable to our losses both realized and unrealized on hedging.

Income Taxes.  Our provision for income taxes for the fiscal year ended October 31, 2011 totaled $229,522 compared to a provision of $1,479,489 for the fiscal year ended October 31, 2010.  The change was attributable to lower total income.

Liquidity and Capital Resources

As of October 31, 2011, we had working capital of $19,613,395, which represented a $8,425,040 increase from our working capital of $11,188,355 as of October 31, 2010, and total stockholders’ equity of $21,906,758 which increased by $8,424,412 from our total stockholders’ equity of $13,482,346 as of October 31, 2010.  Our working capital increased primarily due to an increase of $2,571,414 in cash, $7,241,742 in accounts receivable, $5,285,435 in inventories, $822,500 in deferred tax assets, and $486,640 decrease in line of credit, partially offset by a decrease of $946,922 in prepaid green coffee, an increase of $5,255,342 in accounts payable and accrued expenses and an increase in due to broker of $1,867,558.  As of October 31, 2011, the outstanding balance on our line of credit was $1,820,109 compared to $2,306,749 as of October 31, 2010.  Total stockholders’ equity increased primarily due to an increase in additional paid in capital as a result of our September stock issuance and an increase in retained earnings as a result of our net income for fiscal year ended October 31, 2011.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at October 31, 2011 and 2010, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain minimum working capital at all times.

On July 22, 2010, the Company had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  The term of the facility has been extended to February 17, 2013.  Additionally, the Company received a limited credit guarantee of $1,800,000 from the not-for-profit entity CORDAID that is available to be used as collateral for the loan facility to Sterling.

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

On July 23, 2010, the Company amended their credit facility regarding the payment of dividends.  The facility agreement was changed to allow the payment of quarterly dividends of not more than three cents ($0.03) per share.

As of October 31, 2011 and 2010 the outstanding balance under the bank line of credit was $1,820,109 and $2,306,749, respectively.  The Company was in compliance with all required financial covenants at October 31, 2011 and 2010.

On February 3, 2011, the Company amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of their 60% owned subsidiary, GCC.  The Company has provided a corporate guarantee to Sterling National Bank.

Triodos Bank is one of the world’s leading sustainable banks with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.  The Company initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund(“TSTF”) up to a maximum amount of $250,000.  TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

In October 2011, we sold 890,000 units, each consisting of one share of our common stock and three-tenths of a warrant to purchase one share of our common stock for a purchase price of $10.40 per unit.  The warrants become exercisable in April 2012, expire five years after becoming exercisable and have an exercise price of $13.59 per share.  Net proceeds of the offering, after deducting placement agent fees and other estimated offering expenses payable by us, were approximately $8.3 million.

For the fiscal year ended October 31, 2011 our operating activities used net cash of $4,052,560 as compared to the fiscal year ended October 31, 2010 when operating activities provided net cash of $1,342,092.  The decreased cash flow from operations for the fiscal year ended October 31, 2011 was primarily due to increases in accounts receivable of $7,241,742, partially offset by our unrealized loss on commodities of $2,143,057.

For the fiscal year ended October 31, 2011, our investing activities used net cash of $526,518 as compared to the fiscal year October 31, 2010 when net cash used by investing activities was $2,623,687.  The decrease in our uses of cash in investing activities was primarily due to the cost of the acquisition of our subsidiary of $2,259,924.

For the fiscal year ended October 31, 2011, our financing activities provided net cash of $7,150,492 compared to net cash provided by financing activities of $1,181,143 for the fiscal year ended October 31, 2010.  The change in cash flow from financing activities for the fiscal year ended October 31, 2011 was primarily due to the net proceeds from the issuance of stock of $8,331,790, partially offset by the payment of principal on our line of credit of $486,640 and the payment of dividends of $694,658.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2012 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2011, our debt consisted of $1,820,109 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $7,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 5.00%) plus 1%.  This loan is secured by tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and expect to continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices as further explained in Note 2 of the notes to financial statements in this report.  In addition, we have acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods, including the three month periods ended July 31, 2011 and October 31, 2011.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.   See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

As of October 31, 2011, we held 70 future contracts for the purchase of 2,625,000 pounds of coffee at a weighted average price of $2.525 per pound compared to 37 future contracts for the purchase of 1,387,500 pounds of coffee at a weighted average price of $1.872 per pound for the fiscal year ended October 31, 2010.  The fair market value of coffee applicable to such contracts was $2.27 and $2.035 per pound, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See pages F-1 through F-26 following the Exhibit Index of this Annual Report on Form 10-K.

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

 Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2011.  In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

3.2	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

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

10.4
Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)), as amended by that certain Letter Agreement, dated January 25, 2012 (filed herewith).

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

10.7
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.8	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010.

10.9
Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.10
Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

11.1	Calculation of Earnings Per Share.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 30, 2012.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 30, 2012
(principal executive officer and principal financial and accounting officer)
/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	January 30, 2012

/s/ Gerard DeCapua
Gerard DeCapua	Director	January 30, 2012

/s/ Daniel Dwyer
Daniel Dwyer	Director	January 30, 2012

/s/ Barry Knepper
Barry Knepper	Director	January 30, 2012

/s/ John Rotelli
John Rotelli	Director	January 30, 2012

/s/ Robert M. Williams
Robert M. Williams	Director	January 30, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.4	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)), as amended by that certain Letter Agreement, dated January 25, 2012 (filed herewith).
11.1	Calculation of Earnings per Share.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coffee Holding Co., Inc.

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  Coffee Holding Co., Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted Financial Accounting Standard ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment in 2011.

/s/ PARENTEBEARD LLC

Clark, New Jersey
January 30, 2012

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011 AND 2010

	2011	2010

- ASSETS -
CURRENT ASSETS:
Cash	$4,244,335	$1,672,921
Commodities held at broker	-	275,499
Accounts receivable, net of allowances of $269,611 for 2011 and $197,078 for 2010	16,021,581	8,852,372
Inventories	13,475,855	8,190,420
Prepaid green coffee	388,754	1,335,676
Prepaid expenses and other current assets	275,679	502,852
Prepaid and refundable income taxes	377,972	9,521
Deferred income tax asset	896,400	55,659
TOTAL CURRENT ASSETS	35,680,576	20,894,920

Machinery and equipment, at cost, net of accumulated depreciation of $2,191,566 and $1,765,867 for 2011 and 2010, respectively	1,661,759	1,560,940
Customer list and relationships, net of accumulated amortization of $11,250 and $3,750 for 2011 and 2010, respectively	138,750	146,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Deposits and other assets	677,606	699,029
TOTAL ASSETS	$38,778,691	$23,921,139

- LIABILITIES AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,379,414	$7,124,072
Line of credit	1,820,109	2,306,749
Due to broker	1,867,558	-
Income taxes payable	100	234,744
Contingent liability	-	41,000
TOTAL CURRENT LIABILITIES	16,067,181	9,706,565

Deferred income tax liabilities	35,900	17,659
Deferred rent payable	146,921	124,756
Deferred compensation payable	538,707	540,642
TOTAL LIABILITIES	16,788,709	10,389,622
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 and 5,579,830 shares issued for 2011 and 2010, respectively; 6,372,309 and 5,490,823 shares outstanding for 2011 and 2010, respectively	6,456	5,580
Additional paid-in capital	15,884,609	7,581,973
Contingent consideration	19,500	39,000
Retained earnings	6,268,326	6,151,054
Less: Treasury stock, 84,007 and 89,007 common shares, at cost for 2011 and 2010	(272,133)	(295,261)
Total Coffee Holding Co., Inc. Stockholders’ Equity	21,906,758	13,482,346
Noncontrolling interest	83,224	49,171
TOTAL EQUITY	21,989,982	13,531,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,778,691	$23,921,139

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

NET SALES	$146,755,165	$83,491,967

COST OF SALES (which include purchases of approximately $25.3 million and $19.3 million in fiscal years 2011 and 2010, respectively, from a related party)	138,210,277	72,931,626

GROSS PROFIT	8,544,888	10,560,341

OPERATING EXPENSES:
Selling and administrative	6,715,753	5,809,397
Officers’ salaries	629,399	735,200
TOTAL	7,345,152	6,544,597

INCOME FROM OPERATIONS	1,199,736	4,015,744
OTHER INCOME (EXPENSE):
Interest income	150,442	94,355
Other income and gains	14,848	-
Interest expense	(289,521)	(237,348)
TOTAL	(124,231)	(142,993)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST IN SUBSIDIARY	1,075,505	3,872,751

Provision for income taxes	229,522	1,479,489

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARY	845,983	2,393,262
Less: Net income attributable to the noncontrolling interest in subsidiary	(34,053)	(3,901)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$811,930	$2,389,361

Basic earnings per share	$.15	$.44

Diluted earnings per share	$.14	$.44

Dividends declared per share	$.12	$.06

Weighted average common shares outstanding:
Basic	5,563,802	5,463,837
Diluted	5,835,802	5,468,439

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2011 AND 2010

	Common Stock $.001 Par Value		Treasury Stock		Additional Paid in Capital	Retained Earnings	Contingent Consideration	Non-Controlling Interest	Total
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, 10/31/09	5,440,823	$5,530	89,007	$(295,261)	$7,327,023	$4,095,671	$-	$45,270	$11,178,233

Stock issued	50,000	50	-	-	254,950	-			255,000

OPTCO							39,000		39,000

Dividend						(333,978)			(333,978)

Net income						2,389,361			2,389,361

Non-Controlling
Interest	-	-	-	-	-	-	-	3,901	3,901

Balance, 10/31/10	5,490,823	$5,580	89,007	$(295,261)	$7,581,973	$6,151,054	$39,000	$49,171	$13,531,517

Stock issued	890,000	890			8,330,900	-			8,331,790

OPTCO	5,000		(5,000)	23,128	(3,628)		(19,500)		-

Shares cancelled	(13,514)	(14)			(24,636)				(24,650)

Dividend						(694,658)			(694,658)

Net income						811,930			811,930

Non-Controlling
Interest	-	-	-	-	-	-	-	34,053	34,053

Balance, 10/31/11	6,372,309	$6,456	84,007	$(272,133)	$15,884,609	$6,268,326	$19,500	$83,224	$21,989,982

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES:
Net income	$845,983	$2,393,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433,199	469,787
Unrealized loss (gain) on commodities	2,143,057	(198,193)
Stock cancellation	(24,650)	-
Bad debt expense	72,533	17,618
Deferred rent	22,165	25,689
Deferred income taxes	(822,500)	112,500
Changes in operating assets and liabilities:
Accounts receivable	(7,241,742)	1,304,231
Inventories	(5,285,435)	(1,580,353)
Prepaid expenses and other current assets	227,173	(39,482)
Prepaid green coffee	946,922	(1,379,306)
Prepaid and refundable income taxes	(368,451)	26,547
Accounts payable and accrued expenses	5,214,342	468,156
Deposits and other assets	19,488	(59,596)
Income taxes payable	(234,644)	(218,768)
Net cash (used in) provided by operating activities	(4,052,560)	1,342,092

INVESTING ACTIVITIES:
Purchase of assets of OPTCO – net cash paid	-	(2,259,924)
Purchases of machinery and equipment	(526,518)	(363,763)
Net cash used in investing activities	(526,518)	(2,623,687)

FINANCING ACTIVITIES:
Advances under bank line of credit	128,456,096	84,750,863
Principal payments under bank line of credit	(128,942,736)	(83,235,742)
Proceeds from issuance of stock, net of offering costs	8,331,790	-
Payment of dividend	(694,658)	(333,978)
Net cash provided by financing activities	7,150,492	1,181,143

NET INCREASE (DECREASE) IN CASH	2,571,414	(100,452)

CASH, BEGINNING OF PERIOD	1,672,921	1,773,373

CASH, END OF PERIOD	$4,244,335	$1,672,921

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011		2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid		$289,866	$241,371
Income taxes paid		$1,041,731	$1,585,757

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
On May 17, 2010, the Coffee Holding Co., Inc. acquired substantially all of the assets of OPTCO:
Assets acquired:
Inventory	$		$1,809,924
Equipment			15,000
Customer list and relationships			150,000
Trademarks			180,000
Goodwill			440,000
Total assets acquired:			2,594,924
Purchase of assets funded by:
Contingent liability			41,000
Contingent consideration			39,000
Common stock, par value $.001 per share, 50,000 shares			50
Additional paid-in capital			254,950
			335,000

Net cash paid	$		$2,259,924

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  1    BUSINESS ACTIVITIES:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010
NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates include allowance for uncollectible accounts receivable and reserves, inventory obsolescence, depreciation, intangible asset valuations and useful lives, taxes, contingencies, and valuation of financial instruments. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts.

CASH:

Cash consists primarily of unrestricted cash on deposit at financial institutions and brokerage firms.

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $114,037 and $66,482 as of October 31, 2011 and 2010, respectively.  The prepaid coffee balance was $388,754 and $1,335,676 as of October 31, 2011 and 2010, respectively.

ACCOUNTS RECEIVABLE:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts or estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

ACCOUNTS RECEIVABLE (cont’d):

The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2011	2010
Allowance for doubtful accounts	$162,611	$90,078
Reserve for other allowances	47,000	47 ,000
Reserve for sales discounts	60,000	60,000
Totals	$269,611	$197,078

INVENTORIES:

Inventories are stated at the lower of cost (First in, first out basis) or market, including provisions for obsolescence commensurate with known or estimated exposures.

MACHINERY AND EQUIPMENT:

Machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Purchases of machinery and equipment and additions and betterments which substantially extend the useful life of an asset are capitalized at cost.  Expenditures which do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company also provides for amortization of leasehold improvements.

COMMODITIES HELD BY BROKER:

The commodities held at broker represent the market value of the Company’s trading account, which consists of option and future contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions.  The Company's accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	2011	2010
Option contracts	$129,750	$(323,002)
Future contracts	(1,997,308)	598,501
Commodities (due to) held with broker	$(1,867,558)	$275,499

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

COMMODITIES HELD BY BROKER (cont’d):

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At October 31, 2011, the Company held 200 options (generally with terms of two months or less) covering an aggregate of 7,500,000 pounds of green coffee beans at prices ranging from $2.27 to $2.37 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $129,750 at October 31, 2011.   The Company held 70 futures contracts (generally with terms of three to four months) for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $2.525 per pound.  The fair market value of coffee applicable to such contracts was $2.27 per pound at that date.

At October 31, 2010, the Company held 50 options (generally with terms of two months or less) covering an aggregate of 1,875,000 pounds of green coffee beans at $2.00 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $(323,002) at October 31, 2010.  The Company held 37 futures contracts (generally with terms of three to four months) for the purchase of 1,387,500 pounds of green coffee at a weighted average price of $1.872 per pound.  The fair market value of coffee applicable to such contracts was $2.035 per pound at that date.

Included in cost of sales for the years ended October 31, 2011 and 2010, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2011	2010
Gross realized gains	$2,504,248	$1,550,330
Gross realized (losses)	(3,726,983)	(375,302)
Unrealized (losses) gains	(2,143,057)	198,193
Total	$(3,365,792)	$1,373,221

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2011 and 2010, the Company has determined that an impairment did not exist.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS (con’d):

In 2011, the Company adopted Financial Accounting Standard ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $87,537 and $61,390 for the years ended October 31, 2011 and 2010, respectively.

INCOME TAXES:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The income tax provision or benefit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 5,563,802 and 5,463,837 at October 31, 2011 and 2010, respectively.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 5,835,802 and 5,468,439 at October 31, 2011 and 2010, respectively.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact.

	2011	2010

Net Income	$811,930	$2,389,361
BASIC EARNINGS:
Weighted average number of common shares
outstanding	5,563,802	5,463,837

Basic earnings per common share	$0.15	$0.44

DILUTED EARNINGS:
Weighted average number of common shares
outstanding	5,563,802	5,463,837
Warrants	267,000
Contingent shares - common stock equivalents	5,000	4,602
Weighted average number of common shares
outstanding - as adjusted	5,835,802	5,468,439

Diluted earnings per common share	$0.14	$0.44

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The carrying amount of the bank line of credit borrowings approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Returns: The Company does not accept returns for damaged goods on packaged coffee and usable green coffee, as the customer takes possession of our product at the point of shipment.  In the event a customer claims receipt of damaged goods, the Company, acting as an agent on behalf of the customer, may file a claim for reimbursement with the shipper. The Company is not obligated or required to act as an agent on behalf of its customers, but may make the business decision to do so as a convenience to its customers. The shipper keeps the damaged product.  The Company will then ship a completely new order to the customer once a claim has been filed and the Company receives reimbursement or credit from the shipper for the initial shipment. The Company does evaluate the need, if any, of an accrual for returns for damaged goods. To date, returns for damaged goods have been immaterial.  The Company estimates that, based on historical trends, that future returns for damaged goods should also be immaterial.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

REVENUE RECOGNITION (con’d):

Volume-based incentives: These incentives typically involve rebates or refunds of a specific amount of cash consideration that are redeemable only if the reseller completes a specified cumulative level of sales transactions.  Under incentive programs of this nature, the Company estimates and accrues the cost of the rebate when it is taken by the reseller.  These amounts are included in the determination of net sales.

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,390,000 and $1,294,000 for the years ended October 31, 2011 and 2010, respectively is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2011 and 2010, the Company had approximately $1,249,350 and $1,437,465 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2011 and 2010, the Company had approximately $2,802,643 and $1,244,109 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $146,921 and $124,756 is included as deferred rent payable as of October 31, 2011 and 2010, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE   3   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

Broad Transactions – Business Combinations

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  4    FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition Company, LLC in the state of Delaware.

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition Company, LLC (the name of which was changed to Organic Products Trading Company LLC “OPTCO,” collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if OPTCO generates a pre-tax net profit of $300,000 or more during the periods from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”), (c) 50,000 shares of the Company's common stock on the Closing Date, (d) up to an additional 5,000 shares of the Company's common stock if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011(the “First Supplemental Common Stock Payment” and together with the Supplement Cash Payment, the “Supplemental Payment”); (e) up to an additional 5,000 shares of the Company’s common stock if OPTCO generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011, to April 30, 2012 (the “Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer on the Closing Date.

Since OPTCO met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter and the First Supplemental Common Stock Payment was made during the fourth quarter.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the calendar year commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that, subsequent to the Waiver the seller sold the shares.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  4    FORMATION OF SUBSIDIARY (cont’d):

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

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and relationships are being amortized over a twenty year period. Amortization expense was $7,500 and $3,750 for the years ended October 31, 2011 and 2010, respectively.  The future amortization on the customer list and relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the date of the acquisition and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of income. As of October 31, 2011 and 2010, the Company has determined that no adjustment was warranted to the contingent liability. The contingent consideration will not be remeasured each reporting period and any subsequent settlement will be accounted for in stockholders’ equity.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  4    FORMATION OF SUBSIDIARY (cont’d):

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the years ended October 31, 2010  have been prepared as though the acquisition of OPTCO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of OPTCO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

2010
Pro forma sales	$90,418,058
Pro forma net income	$2,671,822
Pro forma basic and diluted earnings per share	$.49

The operations of OPTCO have been included in the Company’s consolidated statement of income since the date of the acquisition on May 17, 2010.

NOTE  5    INVENTORIES:

Inventories at October 31, 2011 and 2010 consisted of the following:

	2011	2010
Packed coffee	$1,514,189	$1,566,678
Green coffee	11,374,813	5,952,225
Packaging supplies	586,853	671,517
Totals	$13,475,855	$8,190,420

NOTE  6    MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2011 and 2010 consisted of the following:

	Estimated Useful Life	2011	2010
Improvements	15-30 years	$161,298	$161,298
Machinery and equipment	7 years	3,348,163	2,852,336
Furniture and fixtures	7 years	343,864	313,173
		3,853,325	3,326,807
Less, accumulated depreciation		2,191,566	1,765,867
		$1,661,759	$1,560,940

Depreciation expense totaled $425,699 and $466,037 for the years ended October 31, 2011 and 2010, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  7    LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory, and other factors.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at October 31, 2011 and 2010 plus 1.0%).  The initial term of the credit facility is three years, expiring February 17, 2012, and shall be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2011 and 2010.

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

As of October 31, 2011 and 2010, the outstanding balance under the bank line of credit was $1,820,109 and $2,306,749, respectively.  On July 23, 2010, the Company amended its credit facility regarding the payment of dividends by the Company.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  7    LINE OF CREDIT (cont’d):

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

NOTE  8    INCOME TAXES:

The Company’s provision for income taxes in 2011 and 2010 consisted of the following:

	2011	2010
Current
Federal	$1,036,645	$1,179,132
State and local	15,377	187,857
	1,052,022	1,366,989

Deferred
Federal	(782,000)	100,000
State and local	(40,500)	12,500
	(822,500)	112,500
Income tax expense	$229,522	$1,479,489

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2011	2010
Tax at the federal statutory rate of 34%	$365,672	$1,316,735
Non controlling interest	(11,600)	(1,500)
Amortization	(14,900)	(6,000)
Section 199	(40,000)	(17,000)
Other permanent differences	(25,600)	27,000
State and local tax, net of federal	(44,050)	160,254

Provision for income taxes	$229,522	$1,479,489

Effective income tax rate	21%	38%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  8    INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred tax assets:
Accounts receivable	$91,400	$72,556
Unrealized loss	758,000	-
Inventory	47,000	56,403

Total current deferred tax asset	$896,400	$128,959

Non-current deferred tax assets:
Deferred rent	50,600	-
Deferred compensation	190,500	199,041

Total non-current deferred tax asset	$241,100	$199,041

Total deferred tax asset	$1,137,500	$328,000

Deferred tax liabilities:
Current deferred tax liability:
Unrealized gains	$-	$73,300

Non-current deferred tax liability:
Fixed assets	277,000	216,700

Total deferred tax liabilities	$277,000	$290,000

A valuation allowance was not provided at October 31, 2011 or 2010.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2011 and 2010, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2011 and 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  8    INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Texas and Oregon state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2007.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2006.  The Company’s Oregon, New York, Kansas and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.

NOTE  9    COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2011 and 2010.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $147,696 for the years ended October 31, 2011 and 2010.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In May 2010, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning May 17, 2010, expires on June 1, 2012.  Rent charged to operations amounted to $31,800 and $15,900 for the years ended October 31, 2011 and 2010, respectively.

The aggregate minimum future lease payments as of October 31, 2011 for each of the next five years and thereafter are as follows:

October 31,

2012	$239,354
2013	227,155
2014	232,238
2015	237,523
2016	243,021
Thereafter	1,925,830

$3,105,121

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  9    COMMITMENTS AND CONTINGENCIES (cont’d):

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $57,696 and $55,819 for the years ended October 31, 2011 and 2010, respectively.

NOTE  10  ECONOMIC DEPENDENCY:

Approximately 56% of the Company’s sales were derived from one customer during the year ended October 31, 2011.  This customer also accounted for approximately $8,116,000 or 50% of the Company’s accounts receivable balance at October 31, 2011.   Approximately 47% of the Company’s sales were derived from one customer during the year ended October 31, 2010.  This customer also accounted for approximately $3,371,000 or 38% of the Company’s accounts receivable balance at October 31, 2010.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2011, approximately 79% of the Company’s purchases were from ten vendors.   Two of these vendors accounted for 37% of total purchases.  These two vendors accounted for approximately $4,464,000 of the Company’s accounts payable at October 31, 2011.  For the year ended October 31, 2010, approximately 85% of the Company’s purchases were from ten vendors.  One of these vendors accounted for 30% of total purchases.  This vendor accounted for approximately $474,000 of the Company’s accounts payable at October 31, 2010.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE  11  RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2011 and 2010 of $457,566 and $505,977, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $25,300,000 and $19,282,000 for the years ended October 31, 2011 and 2010, respectively.  The corresponding accounts payable balance to this vendor was approximately $2,041,000 and $474,000 at October 31, 2011 and 2010, respectively.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2011 and 2010 was $538,707 and $540,642, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $0 and $13,462 during the years ended October 31, 2011 and 2010, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  12  STOCKHOLDERS’ EQUITY:

a. b.
The Company concluded an offering to selected investors of 890,000 units, each of which consists of one share of our common stock, par value $0.001 per share, and three-tenths (3/10ths) of a warrant, each to purchase one share of our common stock at an exercise price of $13.59 per share.  The units were sold at a per unit price of $10.40.  No units were issued, however, and investors received only shares of common stock and warrants.  The common stock and the warrants may be transferred separately immediately upon issuance.  The warrants will be exercisable on or after the date that is six months and one day after the date the warrants are issued and will expire on the fifth anniversary of the date the warrants become exercisable.  The gross proceeds of the offering amounted to $9,256,000.  The offering costs consisted of placement agent fee of $647,920, underwriter fee of $77,456, regulatory fee of $12,223 and legal and professional fees of $186,610, resulting in net proceeds received of $8,331,791.

The Warrants issued in the subscription agreement are linked to 267,000 shares of common stock with an exercise price of $13.59 per share.  The Warrants become exercisable on April 1, 2012 and remain exercisable through April 1, 2017. The exercise price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The Warrants may also be exercised on a cashless basis under a formula that explicitly limits the number of issuable common shares. Further, the exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% and 9.9% of the Company’s Common Stock.

The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Management evaluated the terms and conditions of the Warrants and determined that i) the Warrants did not embody any of the conditions for liability classification under ASC 480 and ii) they were considered to be solely indexed to the Company’s own stock and met all the established criteria for equity classification set forth in ASC 815. Accordingly, the Warrants achieve equity classification at inception. The classification of the Warrants will be re-evaluated each reporting period.

Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the years ended October 31, 2011 and 2010.

c.
Dividends.  On October 31, 2011, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of October 31, 2011.  On July 28, May 2 and January 31, 2011, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of July 18, April 29 and January 17, 2011.

NOTE 13   FAIR VALUE MEASUREMENTS:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs.  The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company maintains a deferred compensation plan.  The fair value of the plan assets are classified within Level 1 as the assets are valued using quoted prices in active markets.  The assets are included with Deposits and other assets in the accompanying balance sheets. Additional information related to the Company’s deferred compensation plan is disclosed in Note 11.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011 AND 2010

NOTE  13  FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of October 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$159,047	$159,047	–	–
Equities	379,660	379,660	–	–
Commodities – Options	129,750	–	129,750	–
Total Assets	$668,457	$538,707	$129,750	–

Liabilities:
Commodities – Futures	(1,997,308)	–	(1,997,308)	–
Total Liabilities	$(1,997,308)	–	$(1,997,308)	–

		Fair Value Measurements as of October 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$216,903	$216,903	–	–
Equities	323,739	323,739	–	–
Commodities – Futures	$598,501	–	598,501	–
Total Assets	$1,139,143	$540,642	$598,501	–

Liabilities:
Commodities – Options	$(323,002)	–	$(323,002)	–
Total Liabilities	$(323,002)	–	$(323,002)	–

NOTE  14  SUBSEQUENT EVENT:

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”).  GM is an instant coffee and related product supplier.  The terms of the agreement provide for the Company to pay up to an aggregate of $2,000,000 to fund the operations of GM, of which, approximately $535,000 has been paid and GM will provide to the Company a preferred pricing arrangement for the supply of instant coffee.  As a result of the 40% equity interest and lack of control of GM, the investment in GM will be accounted for using the equity method.