Form 10-Q
period 2012-01-31
COFFEE HOLDING CO INC
filed 2012-03-09
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2012
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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at March 9, 2012.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012 AND OCTOBER 31, 2011

	January 31, 2012	October 31, 2011
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$7,362,778	$4,244,335
Accounts receivable, net of allowances of $269,611 for 2012 and 2011	17,959,441	16,021,581
Inventories	11,978,110	13,475,855
Prepaid green coffee	236,718	388,754
Prepaid expenses and other current assets	231,911	275,679
Prepaid and refundable income taxes	110,215	377,972
Deferred income tax asset	254,441	896,400
TOTAL CURRENT ASSETS	38,133,614	35,680,576
Machinery and equipment, at cost, net of accumulated depreciation of $2,302,384 and $2,191,566 for 2012 and 2011, respectively	1,605,531	1,661,759
Customer list and relationships, net of accumulated amortization of $13,125 and $11,250 for 2012 and 2011, respectively	136,875	138,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Deferred income tax asset	7,059	-
Deposits and other assets	883,679	677,606
TOTAL ASSETS	$41,386,758	$38,778,691
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,161,172	$12,379,414
Line of credit	1,795,998	1,820,109
Due to broker	290,264	1,867,558
Income taxes payable	36,018	100
TOTAL CURRENT LIABILITIES	17,283,452	16,067,181

Deferred income tax liabilities	-	35,900
Deferred rent payable	151,858	146,921
Deferred compensation payable	569,790	538,707
TOTAL LIABILITIES	18,005,100	16,788,709
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2012 and 2011	6,456	6,456
Additional paid-in capital	15,884,609	15,884,609
Contingent consideration	19,500	19,500
Retained earnings	7,652,978	6,268,326
Less: Treasury stock, 89,007 common shares, at cost for 2012 and 2011	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,291,410	21,906,758
Noncontrolling interest	90,248	83,224
TOTAL EQUITY	23,381,658	21,989,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,386,758	$38,778,691

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Unaudited)

	2012	2011
NET SALES	$56,601,684	$25,641,093

COST OF SALES (which includes purchases of approximately $10.5 million and $4.8 million for the three months ended January 31, 2012 and 2011, respectively from a related party)	52,151,940	22,560,399

GROSS PROFIT	4,449,744	3,080,694

OPERATING EXPENSES:
Selling and administrative	1,682,334	1,506,246
Officers’ salaries	147,158	179,850
TOTAL	1,829,492	1,686,096

INCOME FROM OPERATIONS	2,620,252	1,394,598

OTHER INCOME (EXPENSE):
Interest income	13,884	160,586
Loss from equity investment	(20,137)	-
Interest expense	(65,730)	(112,636)
TOTALS	(71,983)	47,950

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARY	2,548,269	1,442,548

Provision for income taxes	962,900	391,417

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARY	1,585,369	1,051,131
Less: Net income attributable to the noncontrolling interest	(7,024)	(10,059)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,578,345	$1,041,072

Basic earnings per share	$.25	$.19

Diluted earnings per share	$.24	$.19

Dividends declared per share	$.03	$.03

Weighted average common shares outstanding:
Basic	6,372,309	5,490,823
Diluted	6,644,309	5,500,823

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$1,585,369	$1,051,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,693	111,066
Unrealized (gain) loss on commodities	(1,577,294)	154,437
Loss from equity investment	20,137	-
Bad debt expense	-	-
Deferred rent	4,937	5,541
Deferred income taxes	599,000	(113,500)
Changes in operating assets and liabilities:
Accounts receivable	(1,937,860)	(1,594,361)
Inventories	1,497,745	1,276,257
Prepaid expenses and other current assets	43,768	119,549
Prepaid green coffee	152,036	971,943
Prepaid and refundable income taxes	267,757	(123,141)
Accounts payable and accrued expenses	2,781,754	158,225
Deposits and other assets	4,873	4,872
Income taxes payable	35,918	(36,541)
Net cash provided by operating activities	3,590,833	1,985,478

INVESTING ACTIVITIES:
Equity investment	(200,000)	-
Purchases of machinery and equipment	(54,590)	(132,506)
Net cash used in investing activities	(254,590)	(132,506)

FINANCING ACTIVITIES:
Advances under bank line of credit	48,525,026	20,690,112
Principal payments under bank line of credit	(48,549,137)	(21,180,002)
Payment of dividend	(193,689)	(166,989)
Net cash used in financing activities	(217,800)	(656,879)

NET INCREASE IN CASH	3,118,443	1,196,093

CASH, BEGINNING OF PERIOD	4,244,335	1,672,921

CASH, END OF PERIOD	$7,362,778	$2,869,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$71,340	$116,675
Income taxes paid	$60,225	$659,773

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
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

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”).  GM is an instant coffee and related product supplier.  The terms of the agreement provide for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations of GM, of which approximately $200,000 has been paid, and GM will provide to the Company a preferred pricing arrangement for the supply of instant coffee.  As a result of the 40% equity interest and lack of control of GM, the investment in GM will be accounted for using the equity method.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
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

NOTE   2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2011, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 31, 2012 for the fiscal year ended October 31, 2011 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2012, and results of operations for the three months ended January 31, 2012 and 2011 and the cash flows for the three months ended January 31, 2012 and 2011, as applicable, have been made.

The results of operations for the three months ended January 31, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods.

NOTE   4  - FORMATION OF SUBSIDIARY:

On April 21, 2010, the Company formed a 100% owned subsidiary named Coffee Holding Acquisition Company, LLC in the state of Delaware.

On May 17, 2010 (the “Closing Date”), the Company and Coffee Holding Acquisition Company, LLC (the name of which was changed to Organic Products Trading Company LLC “OPTCO,” collectively, the “Buyer”) purchased substantially all of the assets, including fixed assets, inventory, trademarks, customer list and supply-chain relationships (the “Assets”) of Organic Products Trading Company, Inc., a Washington corporation (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 22, 2010 (the “Agreement”).   The Buyer purchased the Assets for a purchase price consisting of: a) $450,000 in cash at closing, b) an additional $50,000 in cash if “OPTCO” generated a pre-tax net profit of $300,000 or more during the periods from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”), (c) 50,000 shares of the Company's common stock on the Closing Date, (d) up to an additional 5,000 shares of the Company's common stock if “OPTCO” generated a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplement Cash Payment, the “Supplemental Payment”); (e) up to an additional 5,000 shares of the Company’s common stock if “OPTCO” generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011, to April 30, 2012 (the “Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer on the Closing Date.

Since “OPTCO” met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter of the fiscal year ended October 31, 2011 and the First Supplemental Common Stock Payment was made during the fourth quarter for the fiscal year ended October 31, 2011.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that, subsequent to the Waiver the seller sold the shares.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   4 - FORMATION OF SUBSIDIARY:

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue the operations of the business located in Vancouver, Washington.  The employment agreements include base pay for each executive of $150,000 and each are each eligible for a bonus.  The Buyer has the right to terminate the employment of the executives at any time with or without cause and the executives have the right to resign at any time with or without good reason.

The Buyer has also entered into confidentiality and non-compete agreements with seven employees and or executives of the Seller.  The non-compete agreements are in effect during their period of employment by the Buyer and continue for one year thereafter, whereby the employees and the executives agreed not to directly or indirectly engage in any activities competitive in nature with the business of the Company.

The Buyer also agreed to lease certain premises located in Vancouver, Washington from Seller for an annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period commencing June 1, 2010.

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
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   4 - FORMATION OF SUBSIDIARY (cont’d):

The $440,000 of goodwill and $330,000 of intangible assets, consisting of trademarks and customer relationships, are expected to be fully deductible for income tax reporting purposes. The value assigned to the customer list and relationships are being amortized over a twenty year period. Amortization expense was $7,500 and $3,750 for the years ended October 31, 2011 and 2010, respectively.  The future amortization on the customer list and relationships will be $7,500 per year. Goodwill and trademark intangible assets were recorded at their fair value on the Closing Date and will be evaluated at least on an annual basis for impairment. Any future adjustments to the contingent liability for fair value will be recorded in the statement of income. As of October 31, 2011 and 2010, the Company has determined that no adjustment was warranted to the contingent liability. The contingent consideration will not be remeasured each reporting period and any subsequent settlement will be accounted for in stockholders’ equity.

NOTE  5  - PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $11,214 and $19,779 for the three months ended January 2012 and 2011, respectively.  The prepaid coffee balance was $236,718 at January 31, 2012 and $388,754 at October 31, 2011.

NOTE   6 - ACCOUNTS RECEIVABLE:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2012	2011
Allowance for doubtful accounts	$162,611	$162,611
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$269,611	$269,611

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   7 - INVENTORIES:

Inventories at January 31, 2012 and October 31, 2011 consisted of the following:

	2012	2011
Packed coffee	$1,532,990	$1,514,189
Green coffee	9,805,807	11,374,813
Packaging supplies	639,313	586,853
Totals	$11,978,110	$13,475,855

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   8 - COMMODITIES HELD BY BROKER:

The commodities held at the broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2012 unaudited	October 31, 2011

Option Contracts	(337,114)	129,750
Future Contracts	46,850	(1,997,308)
Commodities due to broker	(290,264)	(1,867,558)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2012, the Company held 153 futures contracts for the purchase of 3,200,000 pounds of green coffee at a weighted average price of $.82 per pound.  The fair market value of coffee applicable to such contracts was $.83 per pound at that date.

At January 31, 2011, the Company held 150 options (generally with terms of two months or less) covering an aggregate of 5,625,000 pounds of green coffee beans at $2.25 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $121,062.  At January 31, 2011, the Company did not hold any futures contracts.  Included in cost of sales for the three months ended January 31, 2012 and 2011, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2012 unaudited	2011 unaudited
Gross realized gains	$182,530	$835,260
Gross realized losses	(787,400)	(2,419)
Unrealized gains (losses)	1,577,294	(154,437)
Total	$972,424	$678,404

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   9  - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at January 31, 2012 and 2011 plus 1.0%).  The initial term of the credit facility is three years, expiring February 17, 2012, and may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The term was subsequently extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%), effective as of February 12, 2012.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at January 31, 2012 and 2011.

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.  Additionally, the Company received a guarantee of $1,800,000 from the not-for-profit entity CORDAID.

On February 3, 2011, the Company amended their credit facility regarding the creation of a  sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of their 60% owned subsidiary Generations Coffee Company, LLC.  The Company provided a corporate guarantee to Sterling National Bank in connection with the amendment.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 (which was subsequently reduced to $1,500,000) to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Company has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  In addition, the Company has a corporate guarantee as security to CORDAID for the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000. The Guarantee Agreement expires on March 31, 2012 and the parties do not expect to renew this agreement.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   9 - LINE OF CREDIT (cont’d):

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

As of January 31, 2012 and October 31, 2011, the outstanding balance under the bank line of credit was $1,795,998 and $1,820,109, respectively.  On July 23, 2010, the Company amended its credit facility regarding the payment of dividends by the Company.  The credit facility agreement was changed to allow the payment of quarterly dividends of not more than $0.03 per share.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of January 31, 2012 and October 31, 2011, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2012 and October 31, 2011, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Kansas, Oregon, South Carolina and Texas state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2007.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2006.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three months ended January 31, 2012 and 5,490,823 for the three months ended January 31, 2011.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,644,309 for the three months ended January 31, 2012 and 5,500,823 for the three months ended January 31, 2011. The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact as of January 31, 2012.  The additional 10,000 contingent shares issuable in connection with the First Supplemental Common Stock Payment and the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact as of January 31, 2011.

NOTE   12 - ECONOMIC DEPENDENCY:

Approximately 68% of the Company’s sales were derived from one customer during the three months ended January 31, 2012.  This customer also accounted for approximately $10,257,000 of the Company’s accounts receivable balance at January 31, 2012.  Approximately 44% of the Company’s sales were derived from one customer during the three months ended January 31, 2011.  This customer also accounted for approximately $4,900,000 of the Company’s accounts receivable balance at January 31, 2011.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2012, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $8,700,000 of the Company’s accounts payable at January 31, 2012.  For the three months ended January 31, 2011, approximately 49% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $1,500,000 of the Company’s accounts payable at January 31, 2011. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   13 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2012 and 2011 of $147,885 and $94,564, respectively for the processing of finished goods.

The company has also engaged GM its 40% owned equity investment to provide instant coffees as required.  Included in inventory at January 31, 2012 are purchases made from GM aggregating $336,058.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $10,500,000 and $4,800,000 for the three months ended January 31, 2012 and 2011, respectively.  The corresponding accounts payable balance to this vendor was approximately $3,619,000 and $642,000 at January 31, 2012 and 2011, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the consolidated financial statements.  The deferred compensation asset and liability at January 31, 2012 and October 31, 2011 were $569,790 and $538,707, respectively

NOTE   14 - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three months ended January 31, 2012 and 2011.

b.
Dividends:  On January 30, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012.  On January 31, 2011, the Company paid a cash dividend of $166,989 ($0.03 per share) to all stockholders of record as of January 17, 2011.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(Unaudited)

NOTE   15 - FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of January 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$242,319	$242,319	–	–
Equities	327,471	327,471	–	–
Commodities – Futures	46,850	–	46,850	–
Total Assets	$616,640	$569,790	$46,850	–

Liabilities:
Commodities – Options	(337,114)	–	(337,114)	–
Total Liabilities	$(337,114)	–	$(337,114)	–

		Fair Value Measurements as of October 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$159,047	$159,047	–	–
Equities	379,660	379,660	–	–
Commodities – Options	129,750	–	129,750	–
Total Assets	$668,457	$538,707	$129,750	–

Liabilities:
Commodities – Futures	(1,997,308)	–	(1,997,308)	–
Total Liabilities	$(1,997,308)	–	$(1,997,308)	–

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

Our operations have primarily focused on the following areas of the coffee industry:

•	the sale of wholesale specialty green coffee;
•	the roasting, blending, packaging and sale of private label coffee; and
•	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;
•	our ability to retain existing customers and attract new customers;
•	fluctuations in purchase prices, the supply of green coffee and the selling prices of our products; and
•	our ability to manage inventory and operations and maintain gross margins.

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

We closed our manufacturing operations at our Brooklyn, New York location in May 2009. The majority of our processing has been moved to our Colorado facility with our GCC facility in Brecksville, Ohio becoming more involved with our everyday coffee production. We have leased office and warehouse space located in Staten Island, New York to house our corporate offices and to provide temporary storage for our branded product. We sold the property located in Brooklyn, New York in October 2009 for a pre-tax gain of approximately $2,108,000, which enhanced our already strong cash position and liquidity.  We used the proceeds of the sale to pay down our line of credit borrowings and reduce interest expense.  Although we incurred a related severance cost of $78,500 in the third quarter of fiscal year 2009, we believe that these measures will reduce long-term operating expenses, increase efficiencies and ultimately increase the profitability of our Company.

On May 17, 2010, we completed our purchase of OPTCO for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if Buyer generated a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”) (which was paid during the third quarter of the fiscal year ended October 31, 2011), c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplemental Cash Payment, the “Supplemental Payment”) (which was paid at the beginning of the fourth quarter of the fiscal year ended October 31, 2011); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.  All of the employees of Seller became employees of Buyer at the closing and Buyer entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

In November 2011, we acquired a 40% interest in Global Mark LLC (“GM”), a new venture focusing on supply of instant coffee and related products.  Under the terms of the agreement with GM, we will invest up to $2.0 million to fund operations in exchange for a 40% interest and we will receive preferred pricing on our instant coffee needs.

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

We have used, and continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time.  In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability, as occurred in the three month periods ended July 31, 2011 and October 31, 2011.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.

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

●   Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $180,000 for the quarter ended January 31, 2012.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.
●   Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $120,000 for the quarter ended January 31, 2012.

●   We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of January 31, 2012 of $261,500 may require a valuation allowance if we do not generate taxable income.

●   Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At January 31, 2012 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$136,875
Trademarks	180,000
Goodwill	440,000

$756,875

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

Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our common stock as of the Closing Date was used as a basis to measure the fair value of goodwill. In addition, the Company retained a third party outside valuation firm to assist it in acquisition valuation as of May 17, 2010. Goodwill and the intangible assets will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if circumstances indicate that an impairment or decline in value may have occurred.

Three Months Ended January 31, 2012 Compared to the Three Months Ended January 31, 2011

Net Income.  We had net income of $1,578,345, or $0.25 per share basic and $0.24 diluted, for the three months ended January 31, 2012 compared to net income of $1,041,072 or $0.19 per share (basic and diluted), for the three months ended January 31, 2011.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $56,601,684 for the three months ended January 31, 2012, an increase of $30,960,591, or 120%, from $25,641,093 for the three months ended January 31, 2011.  The increase in net sales primarily reflects higher sales prices compared to the first quarter of fiscal 2011 and an increase in sales of green coffee, as well as an increase in private label and branded sales.

Cost of Sales.  Cost of sales for the three months ended January 31, 2012 was $52,151,940 or 92.1% of net sales, as compared to $22,560,399 or 87.9% of net sales for the three months ended January 31, 2011.  The increase in cost of sales reflects the increased cost of sales, as well as the shift in our overall business to a higher percentage of green coffee sales as compared to roasted coffee sales which tend to be less profitable on a percentage basis than our roasted products.

Gross Profit.  Gross profit increased $1,369,050 to $4,449,744 for the three months ended January 31, 2012 as compared to gross profit of $3,080,694 for the three months ended January 31, 2011.  Gross profit as a percentage of net sales decreased by 4.2% for the three months ended January 31, 2012 as compared to gross profit as a percentage of net sales for the three months ended January 31, 2011.  The decrease in our margins reflects the increased cost of sales.

Operating Expenses.  Total operating expenses increased by $143,396, or 8.5%, to $1,829,492 for the three months ended January 31, 2012 as compared to operating expenses of $1,686,096 for the three months ended January 31, 2011.  The increase in operating expenses was due to increases in selling and administrative expense of $176,088 partially offset by a decrease in officers’ salaries of $32,692.

Other Expense.  Other expenses increased by $119,933 to $71,983 for the three months ended January 31, 2012 compared to other income of $47,950 for the three months ended January 31, 2011.  Interest income decreased by $146,702, interest expense decreased $46,906 and the loss on equity investment was $20,137 for the three months ended January 31, 2012. The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended January 31, 2012 totaled $962,900 compared to a provision of $391,417 for the three months ended January 31, 2011.  The increase reflects higher pre-tax income for the quarter.

Liquidity and Capital Resources

As of January 31, 2012, we had working capital of $20,850,162, which represented a $1,236,767 increase from our working capital of $19,613,395 as of October 31, 2011, and total stockholders’ equity of $23,401,795, which increased by $1,411,813 from our total stockholders’ equity of $21,989,982 as of October 31, 2011.  Our working capital increased primarily due to an increase of $3,118,443 in cash and $1,937,860 in accounts receivable and a decrease in our fees due to broker of $1,577,294, partially offset by a decrease of $1,497,745 in inventory, $641,959 in deferred tax assets, $267,757 in prepaid and refundable income taxes and an increase in accounts payable and accrued expenses of $2,781,758.  At January 31, 2012, the outstanding balance on our line of credit was $1,795,998 compared to $1,820,109 at October 31, 2011.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income for quarter, partially offset by the payment of our quarterly dividend.

For the three months ended January 31, 2012, our operating activities provided net cash of $3,590,833 as compared to the three months ended January 31, 2011 when operating activities provided net cash of $1,985,478.  The increased cash flow from operations for the three months ended January 31, 2012 was primarily due to an increase in accounts payable and accrued expenses of $2,781,754 partially offset by our unrealized gain on commodities of $1,577,294.

For the three months ended January 31, 2012, our investing activities used net cash of $254,590 as compared to the three months ended January 31, 2011 when net cash used by investing activities was $132,506.  The increase in our uses of cash in investing activities was primarily due to our equity investment in GM partially offset by our reduced purchases of equipment.

For the three months ended January 31, 2012, our financing activities used net cash of $217,800 compared to net cash used in financing activities of $656,879 for the three months January 31, 2011.  The change in cash flow from financing activities for the three months ended January 31, 2012 was primarily due to the reduced need for borrowing from our credit facility and by the payment of dividends of $193,689 during the three months ended January 31, 2012.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at January 31, 2012 and 2011, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The term was subsequently extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%), effective as of February 12, 2012.  The credit facility is secured by all tangible and intangible assets of the Company.

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

On February 3, 2011, the Company amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of their 60% owned subsidiary GCC.  The Company has provided a corporate guarantee to Sterling in connection with the amendment.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 (which was subsequently reduced to $1,500,000) to be used as collateral by OPTCO for a loan facility from Sterling to the Company under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  In addition, the Company has a corporate guarantee as security to CORDAID for the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.  The Guarantee Agreement expires on March 31, 2012 and the parties do not expect to renew this agreement.

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

As of January 31, 2012 and October 31, 2011 the outstanding balance under the bank line of credit was $1,795,998 and $1,820,109, respectively.  The Company was in compliance with all required financial covenants at January 31, 2012 and October 31, 2011.

In October 2011, we sold 890,000 units, each consisting of one share of our common stock and three-tenths of a warrant to purchase one share of our common stock for a purchase price of $10.40 per unit.  The warrants (which have an exercise price of $13.59 per share) become exercisable in April 2012 and expire five years thereafter.  Net proceeds of the offering, after deducting placement agent fees and other estimated offering expenses payable by us were approximately $8.3 million.

Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements (the “Financial Statements”) in Part I, Item 1 of this Form 10-Q (the “Report”).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At January 31, 2012, our debt consisted of $1,795,998 of variable rate debt under our revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts  primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 8 of the notes to the Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods, including the three month periods ended July 31, 2011 and October 31, 2011.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.   See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

At January 31, 2012, we held 153 futures contracts covering an aggregate of 3,200,000 pounds of green coffee beans at a weighted average price of $.82 per pound.  The fair market value of coffee applicable to such contracts was $.83 per pound at that date.  At January 31, 2011, the Company held 150 options covering an aggregate of 5,625,000 pounds of green coffee beans at $2.25 per pound.  The market price of these options was $121,062 at January 31, 2011.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended January 31, 2012 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

None.

ITEM 6.  EXHIBITS.

31.1           Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 9, 2012.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer