Form 10-Q
period 2012-04-30
COFFEE HOLDING CO INC
filed 2012-06-13
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2012
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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at June 7, 2012.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND OCTOBER 31, 2011

	April 30, 2012	October 31, 2011
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,432,001	$4,244,335
Accounts receivable, net of allowances of $269,611 for 2012 and 2011	9,634,929	16,021,581
Inventories	11,993,084	13,475,855
Prepaid green coffee	50,283	388,754
Prepaid expenses and other current assets	207,145	275,679
Prepaid and refundable income taxes	501,191	377,972
Deferred income tax asset	365,978	896,400
TOTAL CURRENT ASSETS	25,184,611	35,680,576
Machinery and equipment, at cost, net of accumulated depreciation of $2,411,214 and $2,191,566 for 2012 and 2011, respectively	1,630,751	1,661,759
Customer list and relationships, net of accumulated amortization of $15,000 and $11,250 for 2012 and 2011, respectively	135,000	138,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity investment	1,968,902	-
Deferred income tax asset	1,522	-
Deposits and other assets	683,643	677,606
TOTAL ASSETS	$30,224,429	$38,778,691
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,950,502	$12,379,414
Line of credit	137,500	1,820,109
Due to broker	570,945	1,867,558
Income taxes payable	-	100
TOTAL CURRENT LIABILITIES	6,658,947	16,067,181

Deferred income tax liabilities	-	35,900
Deferred rent payable	156,795	146,921
Deferred compensation payable	554,490	538,707
TOTAL LIABILITIES	7,370,232	16,788,709
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2012 and 2011	6,456	6,456
Additional paid-in capital	15,884,609	15,884,609
Contingent consideration	19,500	19,500
Retained earnings	7,089,046	6,268,326
Less: Treasury stock, 84,007 common shares, at cost for 2012 and 2011	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	22,727,478	21,906,758
Noncontrolling interest	126,719	83,224
TOTAL EQUITY	22,854,197	21,989,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,224,429	$38,778,691

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
NET SALES	$93,687,243	$62,973,110	$37,085,559	$37,332,017

COST OF SALES (including $17.5 and $11.7 million of related party costs for the six months ended April 30, 2012 and 2011, respectively. Including $7.0 and $6.8 million for the three months ended April 30, 2012 and 2011, respectively.)	87,853,608	56,292,992	35,701,667	33,732,594

GROSS PROFIT	5,833,635	6,680,118	1,383,892	3,599,423

OPERATING EXPENSES:
Selling and administrative	3,443,982	3,145,367	1,763,249	1,637,363
Officers’ salaries	288,258	329,700	141,100	149,850
TOTALS	3,732,240	3,475,067	1,904,349	1,787,213

INCOME (LOSS) FROM OPERATIONS	2,101,395	3,205,051	(520,457)	1,812,210

OTHER INCOME (EXPENSE)
Interest income	18,641	111,331	4,758	6,316
Loss from equity investment	(31,098)	-	(10,961)	-
Interest expense	(106,532)	(118,660)	(40,803)	(61,595)
TOTALS	(118,989)	(7,329)	(47,006)	(55,279)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARY	1,982,406	3,197,722	(567,463)	1,756,931

Provision (benefit) for income taxes	730,813	958,656	(233,687)	568,996

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST IN SUBSIDIARY	1,251,593	2,239,066	(333,776)	1,187,935
Less: Net (income) loss attributable to the noncontrolling interest	(43,495)	(10,037)	(36,471)	22

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,208,098	$2,229,029	$(370,247)	$1,187,957

Basic earnings (loss) per share	$.19	$.41	$(.06)	$.22
Diluted earnings (loss) per share	$.18	$.41	$(.06)	$.22
Dividends declared per share	$.06	$.06	$.03	$.03

Weighted average common shares outstanding:
Basic	6,372,309	5,490,823	6,372,309	5,490,823
Diluted	6,644,309	5,500,823	6,372,309	5,500,823

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$1,251,593	$2,239,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,398	219,633
Unrealized gain on commodities	(1,296,613)	(47,886)
Loss on equity investment	31,098	-
Deferred rent	9,874	11,083
Deferred income taxes	493,000	(123,000)
Changes in operating assets and liabilities:
Accounts receivable	6,386,652	(2,772,887)
Inventories	1,482,771	(1,222,985)
Prepaid expenses and other current assets	68,534	226,309
Prepaid green coffee	338,471	906,539
Prepaid and refundable income taxes	(123,219)	(100,724)
Accounts payable and accrued expenses	(6,428,912)	2,110,769
Deposits and other assets	9,746	9,744
Income taxes payable	(100)	183,129
Net cash provided by operating activities	2,446,293	1,638,790

INVESTING ACTIVITIES:
Equity investment	(2,000,000)	-
Purchases of machinery and equipment	(188,640)	(283,580)
Net cash used in investing activities	(2,188,640)	(283,580)

FINANCING ACTIVITIES:
Advances under bank line of credit	90,112,780	58,006,191
Principal payments under bank line of credit	(91,795,389)	(58,791,717)
Payment of dividend	(387,378)	(333,978)
Net cash used in financing activities	(2,069,987)	(1,119,504)

NET INCREASE (DECREASE) IN CASH	(1,812,334)	235,706

CASH, BEGINNING OF PERIOD	4,244,335	1,672,921

CASH, END OF PERIOD	$2,432,001	$1,908,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$121,872	$93,446
Income taxes paid	$343,805	$991,698

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

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

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada and the Far East.  Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers.  The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia, Canada, England and China.

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

On April 26, 2012 the Company entered into a stock purchase agreement with Healthwise Gourmet Coffees, LLC (“HGC”) to purchase an additional 10% interest in HGC.  HGC is a coffee distributor specializing in a TechnoRoasting process that results in a coffee with lower acidity levels.  The Company is investing $100,000 for the additional 10% interest.  Previously, the Company was awarded a 10% interest in HGC in return for setting up the production process in Colorado as well as other technical support.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   1   -   BUSINESS ACTIVITIES (cont’d):

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”).  GM is an instant coffee and related product supplier.  The terms of the agreement provide for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations and GM will provide to the Company a preferred pricing arrangement for the supply of instant coffee.  As a result of the 40% equity interest and lack of control of GM, the investment in GM will be accounted for using the equity method.

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary Coffee Holding Acquisition Company, LLC to purchase the assets. Subsequent to closing, the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April  30, 2012, and results of operations for the three and six months ended April 30, 2012 and 2011 and the cash flows for the six months ended April 30, 2012 and 2011, as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   2   -   BASIS OF PRESENTATION (cont’d):

The results of operations for the three and six months ended April 30, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE   3   -   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   4   -   FORMATION OF SUBSIDIARY (cont’d):

“Second Supplemental Common Stock Payment”) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to Buyer on the Closing Date.

Since “OPTCO” met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter of the fiscal year ended October 31, 2011 and the First Supplemental Common Stock Payment was made during the fourth quarter for the fiscal year ended October 31, 2011.  More recently, OPTCO met the second pre-tax net target, and, therefore, will receive the Second Supplemental Common Stock Payment during the third quarter.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that, subsequent to the Waiver the seller sold the shares.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   4   -   FORMATION OF SUBSIDIARY (cont’d):

Purchase price – cash	$2,259,924
Contingent liability	41,000
Contingent consideration	39,000
Common stock, par value $.001 per share, 50,000 shares	50
Additional paid-in Capital	254,950
Total purchase price	2,594,924
Equipment	15,000
Inventory	1,809,924
Customer list and relationships	150,000
Trademarks	180,000
Goodwill	440,000
Total asset acquired	$2,594,924

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

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $13,185 and $5,529 for the six months ended April 2012 and 2011, respectively.  The prepaid coffee balance was $50,283 at April 30, 2012 and $388,754 at October 31, 2011.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2012	2011
Allowance for doubtful accounts	$162,611	$162,611
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$269,611	$269,611

NOTE   7   -   INVENTORIES:

Inventories at April 30, 2012 and October 31, 2011consisted of the following:

	April 30, 2012 (unaudited)	October 31, 2011
Packed coffee	$1,773,473	$1,514,189
Green coffee	9,579,070	11,374,813
Packaging supplies	640,541	586,853
Totals	$11,993,084	$13,475,855

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   8   -   COMMODITIES HELD BY BROKER:

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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2012 unaudited	October 31, 2011
Option Contracts	(537,645)	129,750
Future Contracts	(33,300)	(1,997,308)
Total Commodities	(570,945)	(1,867,558)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2012, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at $1.90 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $423, 750.  At April 30, 2012, the Company held 133 futures contracts for the purchase of 4,987,500 pounds of green coffee at a weighted average price of $1.802 per pound.  The fair market value of coffee applicable to such contracts was $1.795 per pound at that date.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   8   -   COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended April 30,
	2012 unaudited	2011 unaudited
Gross realized gains	$306,575	$1,017,311
Gross realized losses	(1,410,588)	(2,814)
Unrealized gains	(280,681)	202,323
Total	$(1,384,694)	$1,216,820

	Six Months Ended April 30,
	2012 unaudited	2011 unaudited
Gross realized gains	$489,105	$1,852,571
Gross realized losses	(2,197,988)	(5,233)
Unrealized gains	1,296,613	47,886
Total	$(412,270)	$1,895,224

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   9   -   LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at April 30, 2012 and 6.00% at April 30, 2011).  The initial term of the credit facility is three years, expiring February 17, 2012, and may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  The term was subsequently extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%), effective as of February 12, 2012.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2012 and 2011.

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.  Additionally, the Company received a guarantee of $1,800,000 from the not-for-profit entity CORDAID.

On February 3, 2011, the Company amended their credit facility regarding the creation of a  sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   9   -   LINE OF CREDIT (cont’d):

maximum of $350,000. The Guarantee Agreement expired on March 31, 2012 and the parties did not renew this agreement.

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

As of April 30, 2012 and October 31, 2011, the outstanding balance under the bank line of credit was $137,500 and $1,820,109, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of April 30, 2012 and October 31, 2011, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 30, 2012 and October 31, 2011, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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
APRIL 30, 2012 AND 2011

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three and six months ended April 30, 2012 and 5,490,823 for the three and six months ended April 30, 2011. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,644,309 and 6,372,309 for the six and three months ended April 30, 2012, respectively and 5,500,823 for the three and six months ended April 30, 2011, respectively.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have not been included in the diluted earnings per share calculation because of their anti-dilutive impact as of April 30, 2012 as the Company was in a net loss position.  The additional 10,000 contingent shares issuable in connection with the First Supplemental Common Stock Payment and the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact as of April 30, 2011.

NOTE   12  -  ECONOMIC DEPENDENCY:

Approximately 62% of the Company’s sales were derived from one customer during the six months ended April 30, 2012.  This customer also accounted for approximately $3,114,000 of the Company’s accounts receivable balance at April 30, 2012.  Approximately 53% of the Company’s sales were derived from one customer during the six months ended April 30, 2011.  This customer also accounted for approximately $3,600,000 of the Company’s accounts receivable balance at April 30, 2011.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2012, approximately 61% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $1,500,000 of the Company’s accounts payable at April 30, 2012.  For the six months ended April 30, 2011, approximately 56% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,600,000 of the Company’s accounts payable at April 30, 2011. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   12  -  ECONOMIC DEPENDENCY (cont’d):

Approximately 54% of the Company’s sales were derived from one customer during the three months ended April 30, 2012.  Approximately 59% of the Company’s sales were derived from one customer during the three months ended April 30, 2011.

For the three months ended April 30, 2012, approximately 60% of the Company’s purchases were from four vendors.  For the three months ended April 30, 2011, approximately 61% of the Company’s purchases were from three vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE   13  -  RELATED PARTY TRANSACTIONS:

The Company has engaged GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2012 of $143,856 and $291,741, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $17,500,000 and $7,000,000 for the six and three months ended April 30, 2012 and $11,675,000 and $6,900,000 for the six and three months ended April 30, 2011.  The corresponding accounts payable balance to this vendor was approximately $233,000 and $770,000 at April 30, 2012 and 2011, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the condensed consolidated financial statements.  The deferred compensation asset and liability at April 30, 2012 and October 31, 2011 were $554,490 and $538,707, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

NOTE   14  -  STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and six months ended April 30, 2012 and 2011.

b.	Dividends: On January 30, 2012 and April 30, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012 and April 16, 2012.

NOTE   15  -  FAIR VALUE MEASUREMENTS:

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

The Company determines fair values for its investment assets as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL30, 2012 AND 2011

NOTE   15   -FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of April 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$325,003	$325,003	–	–
Equities	229,487	229,487	–	–
Commodities Futures	–	–	–	–
Total Assets	$554,490	$554,490	–	–

Liabilities:
Commodities Options	(570,945)	–	(570,945)	–
Total Liabilities	$(570,945)	–	$(570,945)	–

		Fair Value Measurements as of October 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$159,047	$159,047	–	–
Equities	379,660	379,660	–	–
Commodities Options	129,750	–	129,750	–
Total Assets	$668,457	$538,707	129,750	–

Liabilities:
Commodities Futures	(1,997,308)	–	(1,997,308)	–
Total Liabilities	$(1,997,308)	–	$(1,997,308)	–

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;

●	our success in expanding our market presence in new geographic regions;

●	the effectiveness of our hedging policy may impact our profitability;

●	the success of our joint ventures;

●	our success in implementing our business strategy or introducing new products;

●	our ability to attract and retain customers;

●	our ability to retain key personnel;

●	our ability to obtain additional financing;

●	our ability to comply with the restrictive covenants we are subject to under our current financing;

●	the effects of competition from other coffee manufacturers and other beverage alternatives;

●	the impact to the operations of our Colorado facility;

●	general economic conditions and conditions which affect the market for coffee;

●	the macro global economic environment;

●	our ability to maintain and develop our brand recognition;

●	the impact of rapid or persistent fluctuations in the price of coffee beans;

●	fluctuations in the supply of coffee beans;

●	the volatility of our common stock; and

●	other risks which we identify in future filings with the SEC.

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

 Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made the strategic decision to invest in measures that will increase net sales.  In February 2004, we acquired certain assets of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado.  We also hired a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty and organic coffee products.  We own a 60% equity interest in GCC and we are the exclusive supplier of its coffee inventory.  The joint venture allows us to bid on the private label gourmet whole bean business which we had not been equipped to pursue from an operational standpoint in the past.  With this specialty roasting facility in place, in many cases right in the backyard of our most important wholesale and retail customers, we believe that we are in an ideal position to combine our current canned private label business with high-end private label specialty whole bean business.  High-end specialty whole bean coffee sells for as much as three times more per pound than the canned coffees in which we currently specialize.  As a result of these efforts, net sales increased in our specialty green coffee, private label and branded coffee business lines in both dollars and pounds sold.  In addition, the number of our customers in all three areas increased.

On May 17, 2010, we completed our purchase of OPTCO for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if Buyer generated a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”) (which was paid during the third quarter of the fiscal year ended October 31, 2011), c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplemental Cash Payment, the “Supplemental Payment”) (which was paid at the beginning of the fourth quarter of the fiscal year ended October 31, 2011); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”) (which was satisfied and will be paid during the third quarter) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.  All of the employees of Seller became employees of Buyer at the closing and Buyer entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

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

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $96,000 for the quarter ended April 30, 2012.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $120,000 for the quarter ended April 30, 2012.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of April 30, 2012 of $367,500 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and customer relationships and trademarks acquired from OPTCO. At April 30, 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$135,000
Trademarks	180,000
Goodwill	440,000

$755,000

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

Three Months Ended April 30, 2012 Compared to the Three Months Ended April 30, 2011

Net Income.  We had a net loss of $370,247, or $0.06 per share (basic and diluted), for the three months ended April 30, 2012 compared to net income of $1,187,957 or $0.22 per share (basic and diluted), for the three months ended April 30, 2011.  The decrease in net income primarily reflects increased cost of sales due to a $2.6 million change in our commodity trading.

Net Sales.  Net sales totaled $37,085,559 for the three months ended April 30, 2012, a decrease of $246,458, or .6%, from $37,332,017 for the three months ended April 30, 2011.  The decrease in net sales reflects a decrease in coffee prices on average of a $1.00 per pound compared to pricing in 2011 and lower sales prices in certain business areas compared to the second quarter of fiscal 2011.

Cost of Sales.  Cost of sales for the three months ended April 30, 2012 was $35,701,667 or 96.3% of net sales, as compared to $33,732,954 or 90.3% of net sales for the three months ended April 30, 2011.  The increase in cost of sales reflects the increased cost of green coffee, hedging losses, additional poundage sold as well as a greater shift in the percentage of sales of green coffee from roasted coffee sales.

Gross Profit.  Gross profit decreased $2,215,531 to $1,383,892 for the three months ended April 30, 2012 as compared to gross profit of $3,599,423 for the three months ended April 30, 2011.  Gross profit as a percentage of net sales decreased by 5.9% for the three months ended April 30, 2012 as compared to gross profit as a percentage of net sales for the three months ended April 30, 2011.  The decrease in our margins reflects the increased cost of sales primarily due to the net losses of $1,384,694 in our commodity trading as well as a shift in our sales mix to a higher percentage of sales from roasted to green coffee.

Operating Expenses.  Total operating expenses increased by $117,136, or 6.6%, to $1,904,349 for the three months ended April 30, 2012 as compared to operating expenses of $1,787,213 for the three months ended April 30, 2011.  The increase in operating expenses was due to increases in selling and administrative expenses of $125,886 partially offset by a decrease in officers’ salaries of $8,750.

Other Expense.  Other expenses decreased by $8,273 to $47,006 for the three months ended April 30, 2012 compared to other expenses of $55,279 for the three months ended April 30, 2011.  Interest income decreased by $1,558, we recognized a $10,961 loss from our equity investment in Global  Mark, and interest expense decrease of $20,792  for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.  The decrease in interest income resulted from the slight decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from the reduction of our interest rate and a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our benefit for income taxes for the three months ended April 30, 2012 totaled $233,687 compared to a provision of $568,996 for the three months ended April 30, 2011.  The decrease reflects lower pre-tax income for the quarter.

Six Months Ended April 30, 2012 Compared to the Six Months Ended April 30, 2011

Net Income.  We had net income of $1,208,098, or $0.19 per share basic and $0.18 per share diluted, for the six months ended April 30, 2012 compared to net income of $2,229,029 or $0.41 per share (basic and diluted), for the six months ended April 30, 2011.  The decrease in net income primarily reflects increased cost of sales due to a $2.3 million change in our commodity trading.

Net Sales.  Net sales totaled $93,687,243 for the six months ended April 30, 2012, an increase of $30,714,133, or 49%, from $62,973,110 for the six months ended April 30, 2011.  The increase in net sales reflects additional poundage sold as well as additional sales of green coffee to new customers and increased branded sales partially offset by lower private label sales.

Cost of Sales.  Cost of sales for the six months ended April 30, 2012 was $87,853,608 or 93.8% of net sales, as compared to $56,292,992 or 89.4% of net sales for the six months ended April 30, 2011.  The increase in cost of sales reflects the increased cost of green coffee, hedging losses, additional poundage sold as well as a greater shift in the percentage of sales of green coffee from roasted coffee sales.

Gross Profit.  Gross profit decreased $846,483 to $5,833,635 for the six months ended April 30, 2012 as compared to gross profit of $6,680,118 for the six months ended April 30, 2011.  Gross profit as a percentage of net sales decreased by 4.4% for the six months ended April 30, 2012 as compared to gross profit as a percentage of net sales for the three months ended April 30, 2011.  The decrease in our margins reflects the increased cost of sales primarily due to the net losses of $412,270 in our commodity trading as well as a shift in our sales mix to a higher percentage of sales from roasted to green coffee.

Operating Expenses.  Total operating expenses increased by $257,173, or 7.4%, to $3,732,240 for the six months ended April 30, 2012 as compared to operating expenses of $3,475,067 for the six months ended April 30, 2011.  The increase in operating expenses was due to increases in selling and administrative expense of $298,615 partially offset by a decrease in officers’ salaries of $41,442.

Other Expense.  Other expenses increased by $111,660 to $118,989 for the six months ended April 30, 2012 compared to other expenses of $7,329 for the six months ended April 30, 2011.  Interest income decreased by $92,690, we recognized a $31,098 loss from our equity investment in Global Mark and interest expense decreased by $12,128 for the six months ended April 30, 2012 compared to the six months ended April 30, 2011.  The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from the reduction of our interest rate and a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the six months ended April 30, 2012 totaled $730,813 compared to a provision of $958,656 for the six months ended April 30, 2011.  The decrease reflects lower pre-tax income for the quarter.

Liquidity and Capital Resources

 As of April 30, 2012, we had working capital of $18,525,664 which represented a $1,087,731 decrease from our working capital of $19,613,395 as of October 31, 2011, and total stockholders’ equity of $22,854,197 which increased by $864,215 from our total stockholders’ equity of $21,989,982 as of October 31, 2011.  Our working capital decreased primarily due to a decrease of $1,812,334 in cash,  $6,386,652 in accounts receivable, $1,482,771 in inventory, $338,471 in prepaid green coffee, $530,422 in deferred income tax asset partially offset by a decrease of $1,682,609 in our line of credit, $1,296,613 in due to broker and a decrease in accounts payable and accrued expenses of $6,428,908.  As of April 30, 2012, the outstanding balance on our line of credit was $137,500 compared to $1,820,109 as of October 31, 2011.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income, partially offset by the payment of our quarterly dividend.

For the six months ended April 30, 2012, our operating activities provided net cash of $2,446,293 as compared to the six months ended April 30, 2011 when operating activities provided net cash of $1,638,790.  The increased cash flow from operations for the six months ended April 30, 2012 was primarily due to increases of $493,000 in deferred income taxes, $6,386,652 in accounts receivable, $1,482,771 in inventory partially offset by our unrealized loss on commodities of $1,296,613 and accounts payable and accrued expenses of $6,386,652.

         For the six months ended April 30, 2012, our investing activities used net cash of $2,188,640 as compared to the six months ended April 30, 2011 when net cash used by investing activities was $283,580.  The increase in our uses of cash in investing activities was primarily due to our equity investment in Global Mark.

 For the six months ended April 30, 2012, our financing activities used net cash of $2,069,987 compared to the six months ended April 30, 2011 when net cash used in financing activities was $1,119,504.  The increase in uses of cash in financing activities for the six months ended April 30, 2012 was primarily due to the reduction of the outstanding balance of our credit line and by the payment of dividends of $387,378 during the six months ended April 30, 2012.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (5.00% at January 31, 2012 and 2011, respectively) plus 1.0%.  The initial term of the credit facility is three years, expiring February 17, 2012, and may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the initial contract term or any renewal term.  The term was subsequently extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%), effective as of February 12, 2012.  The credit facility is secured by all of our tangible and intangible assets.

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

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 (which was subsequently reduced to $1,500,000) to be used as collateral by OPTCO for a loan facility from Sterling to the Company under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  The Company pays a guarantee fee of 1.5% per year in advance.  In addition, the Company has a corporate guarantee as security to CORDAID for the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.  The Guarantee Agreement expired on March 31, 2012 and the parties did not renew this agreement.

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

As of April 30, 2012, and October 31, 2011 the outstanding balance under the bank line of credit was $137,500 and $1,820,109, respectively.  We were in compliance with all required financial covenants at April 30, 2012 and October 31, 2011.

In October 2011, we sold 890,000 units, each consisting of one share of our common stock and three-tenths of a warrant to purchase one share of our common stock for a purchase price of $10.40 per unit.  The warrants (which have an exercise price of $13.59 per share) became exercisable in April 2012 and expire five years thereafter.  Net proceeds of the offering, after deducting placement agent fees and other estimated offering expenses payable by us were approximately $8.3 million.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  As of April 30, 2012, our debt consisted of $137,500 of variable rate debt under our revolving line of credit.  Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 8 of the notes to the Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.   See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

As of April 30, 2012, we held 100 options covering an aggregate of 3,750,000 pounds of green coffee beans at $1.90 per pound.  As of April 30, 2011 we held 231 options covering an aggregate of 8,662,500 pounds of green coffee beans at $2.87 per pound.  As of April 30, 2012, we held 133 future contracts for the purchase of 4,987,500 pounds of green coffee at a weighted average price of $1.802 per pound.  As of April 30, 2011, we did not hold any futures contracts.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended April 30, 2012 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4     MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

31.1           Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 13, 2012.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)