Form 10-Q
period 2012-07-31
COFFEE HOLDING CO INC
filed 2012-09-12
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2012

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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at September 11, 2012.

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2012 AND OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,373,344	$4,244,335
Accounts receivable, net of allowances of $269,611 for 2012 and 2011	13,587,974	16,021,581
Inventories	11,198,755	13,475,855
Prepaid green coffee	201,300	388,754
Prepaid expenses and other current assets	188,866	275,679
Prepaid and refundable income taxes	202,033	377,972
Deferred income tax asset	233,474	896,400
TOTAL CURRENT ASSETS	26,985,746	35,680,576
Machinery and equipment, at cost, net of accumulated depreciation of $2,518,570 and $2,191,566 for 2012 and 2011, respectively	1,851,787	1,661,759
Customer list and relationships, net of accumulated amortization of $16,875 and $11,250 for 2012 and 2011, respectively	133,125	138,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity investments	2,072,529	-
Deposits and other assets	645,447	677,606
TOTAL ASSETS	$32,308,634	$38,778,691

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,163,171	$12,379,414
Line of credit	1,379,445	1,820,109
Due to broker	166,301	1,867,558
Income taxes payable	242	100
TOTAL CURRENT LIABILITIES	7,709,159	16,067,181

Deferred income tax liabilities	974	35,900
Deferred rent payable	161,732	146,921
Deferred compensation payable	521,167	538,707
TOTAL LIABILITIES	8,393,032	16,788,709
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2012 and 2011	6,456	6,456
Additional paid-in capital	15,904,109	15,884,609
Contingent consideration	-	19,500
Retained earnings	8,126,552	6,268,326
Less: Treasury stock, 84,007 common shares, at cost for 2012 and 2011	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,764,984	21,906,758
Noncontrolling interest	150,618	83,224
TOTAL EQUITY	23,915,602	21,989,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,308,634	$38,778,691

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011

NET SALES	$138,171,695	$98,737,976	$44,484,453	$35,764,866

COST OF SALES (including $23.4 and $18.5 million of related party costs for the nine months ended July 31, 2012 and 2011, respectively. Including $5.9 and $6.8 million for the three months ended July 31, 2012 and 2011, respectively.)	128,472,249	89,963,400	40,606,840	33,670,406

GROSS PROFIT	9,699,446	8,774,576	3,877,613	2,094,460

OPERATING EXPENSES:
Selling and administrative	5,149,653	4,749,540	1,717,472	1,604,175
Officers’ salaries	429,458	479,549	141,200	149,849
TOTALS	5,579,111	5,229,089	1,858,672	1,754,024

INCOME FROM OPERATIONS	4,120,335	3,545,487	2,018,941	340,436

OTHER INCOME (EXPENSE)
Interest income	27,909	131,628	9,268	20,297
(Loss) income from equity investment	(27,471)	-	3,627	-
Interest expense	(153,294)	(195,477)	(46,762)	(76,817)
TOTALS	(152,856)	(63,849)	(33,867)	(56,520)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	3,967,479	3,481,638	1,985,074	283,916

Provision for income taxes	1,460,792	1,064,817	729,979	106,161

NET INCOME	2,506,687	2,416,821	1,255,095	177,755
Less: net income attributable to the noncontrolling interest	(67,394)	(19,556)	(23,899)	(9,519)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,439,293	$2,397,265	$1,231,196	$168,236

Basic earnings per share	$.38	$.44	$.19	$.03

Diluted earnings per share	$.37	$.44	$.19	$.03

Dividends declared per share	$.09	$.09	$.03	$.03

Weighted average common shares outstanding:
Basic	6,372,309	5,490,823	6,372,309	5,490,823
Diluted	6,639,309	5,500,823	6,639,309	5,500,823

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED July 31, 2012 AND 2011
(Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income	$2,506,687	$2,416,821
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	332,630	323,239
Unrealized (gain) loss on commodities	(1,701,257)	1,154,557
Loss on equity investments	27,471	-
Deferred rent	14,811	16,624
Deferred income taxes	628,000	(585,750)
Changes in operating assets and liabilities:
Accounts receivable	2,433,607	(4,255,299)
Inventories	2,277,100	(4,934,661)
Prepaid expenses and other current assets	86,813	238,091
Prepaid green coffee	187,454	168,523
Prepaid and refundable income taxes	175,939	(71,869)
Accounts payable and accrued expenses	(6,216,243)	3,734,577
Deposits and other assets	14,619	14,616
Income taxes payable	142	394,774
Net cash provided by (used in) operating activities	767,773	(1,385,757)

INVESTING ACTIVITIES:
Equity investments	(2,100,000)	-
Purchases of machinery and equipment	(517,033)	(419,212)
Net cash used in investing activities	(2,617,033)	(419,212)

FINANCING ACTIVITIES:
Advances under bank line of credit	129,236,460	96,021,666
Principal payments under bank line of credit	(129,677,124)	(91,616,329)
Payment of dividend	(581,067)	(500,967)
Net cash (used in) provided by financing activities	(1,021,731)	3,904,370

NET (DECREASE) INCREASE IN CASH	(2,870,991)	2,099,401

CASH, BEGINNING OF PERIOD	4,244,335	1,672,921

CASH, END OF PERIOD	$1,373,344	$3,772,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$168,428	$179,857
Income taxes paid	$570,160	$1,317,698

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 1 -	BUSINESS ACTIVITIES:

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

On April 26, 2012 the Company entered into a stock purchase agreement with Healthwise Gourmet Coffees, LLC (“HGC”) to purchase an additional 10% interest in HGC.  HGC is a coffee distributor specializing in a TechnoRoasting process that results in a coffee with lower acidity levels.  The Company invested $100,000 for the additional 10% interest.  Previously, the Company was awarded a 10% interest in HGC in return for setting up the production process in Colorado as well as other technical support.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011
NOTE 1	BUSINESS ACTIVITIES (cont’d):

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

NOTE 2	BASIS OF PRESENTATION:

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July  31, 2012, and results of operations for the three and nine months ended July 31, 2012 and 2011 and the cash flows for the nine months ended July 31, 2012 and 2011, as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 2	BASIS OF PRESENTATION (cont’d):

The results of operations for the three and nine months ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 4	FORMATION OF SUBSIDIARY (cont’d):

Since “OPTCO” met the first pre-tax net profit target, the Supplemental Cash Payment was made during the third quarter of the fiscal year ended October 31, 2011 and the First Supplemental Common Stock Payment was made during the fourth quarter for the fiscal year ended October 31, 2011.  OPTCO did not satisfy the second pre-tax net target, and, therefore, the Second Supplemental Common Stock Payment will not be made.  The Agreement also indicated that commencing no sooner than six months from the Closing Date, the Company agreed, at the Seller’s request, to repurchase the common stock shares issued to the Seller for $4.00 per share regardless of the market value of the common stock at that time not to exceed the repurchase of 10,000 shares in any given year.  This provision was subsequently waived by the Seller for the fiscal year commencing on October 22, 2010 through October 21, 2011 (the “Waiver”) and we believe that, subsequent to the Waiver the seller sold the shares.

As part of the transaction, all of the employees of the Seller became employees of the Buyer.  The Buyer entered into two-year employment agreements commencing on May 14, 2010, with two of the Seller’s principals and executives, Garth Smith and Gaylene Smith, to ensure continuity of the business and to continue the operations of the business located in Vancouver, Washington.  The employment agreements, which included base pay for each of the executives in an amount equal to $150,000 and bonus eligibility, expired in May 2012.  The employment agreements were not renewed or extended.

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

The Buyer also agreed to lease certain premises located in Vancouver, Washington from Seller for an annual rental of $31,800 plus certain common area charges with one month rent held as a security deposit for a two year period commencing June 1, 2010.  The lease expired in May 2012 and was not renewed.

On April 1, 2012, the Company leased a new premises in Vancouver, Washington from Spears Real Estate LLC with a three year term for an annual rent of $28,800 for the first year of the term, which expires on March 31, 2013.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 4	FORMATION OF SUBSIDIARY (cont’d):

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

NOTE 5	PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $19,423 and $98,113 for the nine months ended July 2012 and 2011, respectively, and $6,238 and $17, 234 for the three months ended July 2012 and 2011.  The prepaid coffee balance was $201,300 at July 31, 2012 and $388,754 at October 31, 2011.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 6	ACCOUNTS RECEIVABLE:

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	July 31, 2012 (unaudited)	October 31, 2011

Allowance for doubtful accounts	$162,611	$162,611
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	60,000	60,000
Totals	$269,611	$269,611

NOTE 7	INVENTORIES:

Inventories at July 31, 2012 and October 31, 2011 consisted of the following:

	July 31, 2012	October 31, 2011
	(unaudited)
Packed coffee	$1,669,651	$1,514,189
Green coffee	8,893,536	11,374,813
Packaging supplies	635,568	586,853
Totals	$11,198,755	$13,475,855

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 8	COMMODITIES HELD BY BROKER:

The commodities held at the broker represent the market value of the Company’s trading account, which consists of options and futures contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2012	October 31, 2011
	unaudited
Option Contracts	7,849	129,750
Future Contracts	(174,150)	(1,997,308)
Total Commodities	(166,301)	(1,867,558)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2012, the Company held 45 futures contracts for the purchase of 1,687,500 pounds of green coffee at a weighted average price of $1.7489 per pound.  The fair market value of coffee applicable to such contracts was $1.7440 per pound at that date.  The Company also held 70 futures contracts for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.86 per pound.  The fair market value of coffee applicable to such contracts was $1.8545 per pound at that date.  At July 31, 2012, the Company did not hold any material option positions.

At July 31, 2011, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at $2.40 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $240,000.  At July 31, 2011, the Company did not hold any futures contracts.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011
NOTE 8	COMMODITIES HELD BY BROKER (cont’d):

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2012 unaudited	2011 unaudited

Gross realized gains	$2,698,809	$611,696
Gross realized losses	(2,576,080)	(855,906)
Unrealized gains (losses)	404,643	(1,202,443)
Total	$527,372	$(1,446,653)

	Nine Months Ended July 31,
	2012 unaudited	2011 unaudited

Gross realized gains	$3,187,914	$2,464,269
Gross realized losses	(4,774,068)	(861,140)
Unrealized gains (losses)	1,701,256	(1,154,558)
Total	$115,102	$448,571

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 9	LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit with a prior interest rate equal to a per annum reference rate (4.25% at July 31, 2012 and 6.00% at July 31, 2011).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.  Additionally, the Company received a guarantee of $1,800,000 from the not-for-profit entity CORDAID.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2012 and 2011.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 9	LINE OF CREDIT (cont’d):

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

As of July 31, 2012 and October 31, 2011, the outstanding balance under the bank line of credit was $1,379,445 and $1,820,109, respectively.

NOTE 10	INCOME TAXES:

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of July 31, 2012 and October 31, 2011, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of July 31, 2012 and October 31, 2011, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 11	EARNINGS PER SHARE:

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three and nine months ended July 31, 2012 and 5,490,823 for the three and nine months ended July 31, 2011. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 for the nine and three months ended July 31, 2012 and 5,500,823 for the three and nine months ended July 31, 2011. The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 has been included in the diluted earnings per share calculation because of their dilutive impact as of July 31, 2012. The additional 10,000 contingent shares issuable in connection with the First Supplemental Common Stock Payment and the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact as of July 31, 2011.

NOTE 12	ECONOMIC DEPENDENCY:

Approximately 63% of the Company’s sales were derived from one customer during the nine months ended July 31, 2012.  This customer also accounted for approximately $6,886,000 of the Company’s accounts receivable balance at July 31, 2012.  Approximately 54% of the Company’s sales were derived from one customer during the nine months ended July 31, 2011.  This customer also accounted for approximately $4,900,000 of the Company’s accounts receivable balance at July 31, 2011.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2012, approximately 62% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,057,000 of the Company’s accounts payable at July 31, 2012.  For the nine months ended July 31, 2011, approximately 62% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $4,200,000 of the Company’s accounts payable at July 31, 2011. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 12	ECONOMIC DEPENDENCY (cont'd):

Approximately 63% of the Company’s sales were derived from one customer during the three months ended July 31, 2012.  Approximately 56% of the Company’s sales were derived from one customer during the three months ended July 31, 2011.

For the three months ended July 31, 2012, approximately 65% of the Company’s purchases were from four vendors.  For the three months ended July 31, 2011, approximately 61% of the Company’s purchases were from four  vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 13	RELATED PARTY TRANSACTIONS:

The Company has engaged GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2012 and July 31, 2011 of $185,759 and $154,656, respectively, and $477,500 and $443,496, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $23,400,000 and $5,900,000 for the nine and three months ended July 31, 2012 and $18,500,000 and $6,800,000 for the nine and three months ended July 31, 2011.  The corresponding accounts payable balance to this vendor was approximately $1,540,000 and $1,642,000 at July 31, 2012 and 2011, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the condensed consolidated financial statements.  The deferred compensation asset and liability at July 31, 2012 and October 31, 2011 were $521,167 and $538,707, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 14	STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and nine months ended July 31, 2012 and 2011.

b.
Dividends:  On January 30, 2012, April 30, 2012 and July 26, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012, April 16, 2012 and July 16, 2012.

NOTE 15	FAIR VALUE MEASUREMENTS:

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

The Company determines fair values for its investment assets as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 15	FAIR VALUE MEASUREMENTS (cont'd):

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

		Fair Value Measurements as of July 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$326,805	$326,805	–	–
Equities	194,362	194,362	–	–
Commodities Futures	–	–	–	–
Total Assets	$521,167	$521,167	–	–

Liabilities:
Commodities Options	(166,301)	–	(166,301)	–
Total Liabilities	$(166,301)	–	$(166,301)	–

		Fair Value Measurements as of October 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$159,047	$159,047	–	–
Equities	379,660	379,660	–	–
Commodities Options	129,750	–	129,750	–
Total Assets	$668,457	$538,707	129,750	–

Liabilities:
Commodities Futures	(1,997,308)	–	(1,997,308)	–
Total Liabilities	$(1,997,308)	–	$(1,997,308)	–

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

On May 17, 2010, we completed our purchase of OPTCO for a purchase price consisting of: a) $450,000 in cash on the Closing Date, b) an additional $50,000 in cash if Buyer generated a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (“Supplemental Cash Payment”) (which was paid during the third quarter of the fiscal year ended October 31, 2011), c) 50,000 shares of Company common stock on the Closing Date (the “Common Stock Payment”), d) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2010 to April 30, 2011 (the “First Supplemental Common Stock Payment” and together with the Supplemental Cash Payment, the “Supplemental Payment”) (which was paid at the beginning of the fourth quarter of the fiscal year ended October 31, 2011); (e) up to an additional 5,000 shares of the Company’s common stock if the Buyer generates a pre-tax net profit of $300,000 or more during the period from May 1, 2011 to April 30, 2012 (the “Second Supplemental Common Stock Payment”) (which ultimately was not satisfied) and (f) an additional cash payment of $1,809,924 based on the cost of inventory transferred to the Buyer on the Closing Date.  All of the employees of Seller became employees of Buyer at the closing and Buyer entered into two-year employment agreements with each of Seller’s principals, Garth Smith and Gaylene Smith, to ensure continuity of the business.  The employment agreements were not renewed or extended following their expiration in May 2012.  Buyer will operate under the “Organic Products Trading Company” name from Seller’s Vancouver, Washington location.

In November 2011, we acquired a 40% interest in Global Mark LLC (“GM”), a new venture focusing on supply of instant coffee and related products.  Under the terms of the agreement with GM, we invested $2.0 million to fund operations in exchange for a 40% interest and we will receive preferred pricing on our instant coffee needs.

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

We have used, and continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time.  In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability, which has occurred in prior periods.  While we do intend to continue to use hedging as part of our overall corporate strategy, as a result of our growth and the changes in our revenue mix, we expect that our hedging in the future may be utilized to a lesser extent.

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

        ●      Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $136,000 for the quarter ended July 31, 2012.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

       ●      Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $112,000 for the quarter ended July 31, 2012.

       ●      We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of July 31, 2012 of $232,500 may require a valuation allowance if we do not generate taxable income.

       ●      Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and customer relationships and trademarks acquired from OPTCO. At July 31, 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$133,125
Trademarks	180,000
Goodwill	440,000

$753,125

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

Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

Net Income.  We had a net income of $1,231,196, or $0.19 per share (basic and diluted), for the three months ended July 31, 2012 compared to net income of $168,236 or $0.03 per share (basic and diluted), for the three months ended July 31, 2011.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $44,484,453 for the three months ended July 31, 2012, an increase of $8,719,587, or 24%, from $35,764,866 for the three months ended July 31, 2011.  The increase in net sales primarily reflects increased sales volume compared to the third quarter of fiscal 2011 due to an increase in sales of green coffee, as well as an increase in private label and branded sales.

Cost of Sales.  Cost of sales for the three months ended July 31, 2012 was $40,606,840 or 91.3% of net sales, as compared to $33,670,406 or 94.2% of net sales for the three months ended July 31, 2011.  The increase in cost of sales reflects the increase in net sales and the increased cost of green coffee.  However, our cost of sales as a percentage of net sales decreased as a result of purchases of inventory at better pricing during the three month period.

Gross Profit.  Gross profit increased $1,783,153 to $3,877,613 for the three months ended July 31, 2012 as compared to gross profit of $2,094,460 for the three months ended July 31, 2011.  Gross profit as a percentage of net sales increased by 2.9% for the three months ended July 31, 2012 as compared to gross profit as a percentage of net sales for the three months ended July 31, 2011.  The increase in our margins primarily reflects our higher sales prices as well as our realized and unrealized gains during the quarter.

Operating Expenses.  Total operating expenses increased by $104,648, or 6%, to $1,858,672 for the three months ended July 31, 2012 as compared to operating expenses of $1,754,024 for the three months ended July 31, 2011.  The increase in operating expenses was due to increases in selling and administrative expenses of $113,297 as a result of  increased freight costs, insurance and travel and payroll due to increased sales partially offset by a decrease in overhead, licenses and fees and officers’ salaries of $8,649.

Other Expense.  Other expenses decreased by $22,653 to $33,867 for the three months ended July 31, 2012 compared to other expenses of $56,520 for the three months ended July 31, 2011.  Interest income decreased by $11,029, we recognized income of $3,627 from our equity investments in Global  Mark and Healthwise, and interest expense decrease of $30,055 for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.  The decrease in interest income resulted from the slight decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from the reduction of our interest rate and a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the three months ended July 31, 2012 totaled $729,979 compared to a provision of $106,161 for the three months ended July 31, 2011.  The increase reflects higher pre-tax income for the quarter.

Nine Months Ended July 31, 2012 Compared to the Nine Months Ended July 31, 2011

Net Income.  We had net income of $2,439,293, or $0.38 per share basic and $0.37 per share diluted, for the nine months ended July 31, 2012 compared to net income of $2,397,265 or $0.44 per share (basic and diluted), for the nine months ended July 31, 2011.  The increase in net income primarily reflects increased gross profit.

Net Sales.  Net sales totaled $138,171,695 for the nine months ended July 31, 2012, an increase of $39,433,719, or 40%, from $98,737,976 for the nine months ended July 31, 2011.  The increase in net sales primarily reflects additional poundage sold in all key areas of the business.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2012 was $128,472,249 or 93% of net sales, as compared to $89,963,400 or 91.1% of net sales for the nine months ended July 31, 2011.  The increase in cost of sales and cost of sales as a percentage of revenue reflects the increase in net sales and the increased cost of green coffee due to additional poundage sold and lower returns from our hedging operations.

Gross Profit.  Gross profit increased $924,870 to $9,699,446 for the nine months ended July 31, 2012 as compared to gross profit of $8,774,576 for the nine months ended July 31, 2011.  Gross profit as a percentage of net sales decreased by 1.9% for the nine months ended July 31, 2012 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2011.  The decrease in our margins reflects the increased cost of sales primarily due to a shift in our sales mix to a higher percentage of sales from roasted to green coffee.

Operating Expenses.  Total operating expenses increased by $350,022, or 6.7%, to $5,579,111 for the nine months ended July 31, 2012 as compared to operating expenses of $5,229,089 for the nine months ended July 31, 2011.  The increase in operating expenses was due to increases in selling and administrative expense of $400,113 as a result of  increased freight costs, insurance and payroll due to increased sales partially offset by a decrease in travel costs, professional service fees and officers’ salaries of $50,091.

Other Expense.  Other expenses increased by $89,007 to $152,856 for the nine months ended July 31, 2012 compared to other expenses of $63,849 for the nine months ended July 31, 2011.  Interest income decreased by $103,719, we recognized a net $27,471 loss from our equity investments in Globalmark and Healthwise and interest expense decreased by $42,183 for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011.  The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from the reduction of our interest rate and a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the nine months ended July 31, 2012 totaled $1,460,792 compared to a provision of $1,064,817 for the nine months ended July 31, 2011.  The increase reflects higher pre-tax income.

Liquidity and Capital Resources

As of July 31, 2012, we had working capital of $19,276,587 which represented a $336,808 decrease from our working capital of $19,613,395 as of October 31, 2011, and total stockholders’ equity of $23,915,602, which increased by $1,925,620 from our total stockholders’ equity of $21,989,982 as of October 31, 2011.  Our working capital decreased primarily due to a decrease of $2,870,991 in cash,  $2,433,607 in accounts receivable, $2,277,100 in inventory, $187,454 in prepaid green coffee, $662,926 in deferred income tax asset, $86,813 in prepaid and other current assets, $175,939 in prepaid and refundable taxes partially offset by a decrease of $440,664 in our line of credit, $1,701,257 in due to broker and a decrease in accounts payable and accrued expenses of $6,216,243.  As of July 31, 2012, the outstanding balance on our line of credit was $1,379,445 compared to $1,820,109 as of October 31, 2011.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income, partially offset by the payment of our quarterly dividend.

For the nine months ended July 31, 2012, our operating activities provided net cash of $767,773 as compared to the nine months ended July 31, 2011 when operating activities used net cash of $1,385,757.  The increased cash flow from operations for the nine months ended July 31, 2012 was primarily due to decreases of $628,000 in deferred income taxes, $2,433,607 in accounts receivable, $2,277,100 in inventory partially offset by our unrealized gains on commodities of $1,701,257 and accounts payable and accrued expenses of $6,216,242.

For the nine months ended July 31, 2012, our investing activities used net cash of $2,617,033 as compared to the nine months ended July 31, 2011 when net cash used by investing activities was $419,212.  The increase in our uses of cash in investing activities was primarily due to our equity investment in Global Mark.

For the nine months ended July 31, 2012, our financing activities used net cash of $1,021,731 compared to the nine months ended July 31, 2011 when net cash provided by financing activities was $3,904,370.  The increase in uses of cash in financing activities for the nine months ended July 31, 2012 was primarily due to the reduction of the outstanding balance of our credit line and by the payment of dividends of $581,067 during the nine months ended July 31, 2012.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit with a prior interest rate equal to a per annum reference rate (5.00% at January 31, 2012 and 2011, respectively) plus 1.0%.

On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Additionally, we received a limited credit guarantee of $1,800,000 from the not-for–profit entity CORDAID that is available to be used as collateral for the loan facility to Sterling.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  The credit facility is secured by all of our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  On July 23, 2010, we amended our credit facility regarding the payment of dividends.  The facility agreement was changed to allow the payment of quarterly dividends of not more than three cents ($0.03) per share.

On February 3, 2011, we amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of our 60% owned subsidiary GCC.  We have provided a corporate guarantee to Sterling in connection with the amendment.

CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, has agreed to make available $1,800,000 (which was subsequently reduced to $1,500,000) to be used as collateral by OPTCO for a loan facility from Sterling to us under a Guarantee Agreement.  OPTCO has agreed to pre-finance coffee from small coffee producer groups.  We pay a guarantee fee of 1.5% per year in advance.  In addition, we have a corporate guarantee as security to CORDAID for the first loss guarantee of 25% of the outstanding amount of the guarantee from CORDAID, up to a maximum of $350,000.  The Guarantee Agreement expired on March 31, 2012 and the parties did not renew this agreement.

Triodos Bank is one of the world’s leading sustainable banks with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium. We initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO.

As of July 31, 2012, and October 31, 2011 the outstanding balance under the bank line of credit was $1,379,445 and $1,820,109, respectively.  We were in compliance with all required financial covenants at July 31, 2012 and October 31, 2011.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  As of July 31, 2012, our debt consisted of $1,379,445 of variable rate debt under our revolving line of credit.  Given our current level of borrowing, we believe this risk is immaterial.

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

At July 31, 2012, the Company held 45 futures contracts for the purchase of 1,687,500 pounds of green coffee at a weighted average price of $1.7489 per pound.  The fair market value of coffee applicable to such contracts was $1.7440 per pound at that date.  The Company also held 70 futures contracts for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.86 per pound.  The fair market value of coffee applicable to such contracts was $1.8545 per pound at that date.  At July 31, 2012, the Company did not hold any options.  At July 31, 2011, the Company held 100 options (generally with terms of two months or less) covering an aggregate of 3,750,000 pounds of green coffee beans at $2.40 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $240,000.  At July 31, 2011, the Company did not hold any futures contracts

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended July 31, 2012 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 12, 2012.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)