Form 10-K
period 2012-10-31
COFFEE HOLDING CO INC
filed 2013-01-28
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Capital Market on April 30, 2012, was $51,725,596.

As of January 23, 2013, the registrant had 6,372,309 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2012, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General Overview

Products and Operations.  We are an integrated wholesale coffee roaster and dealer in the United States.  Our core products can be divided into three categories:

●   Wholesale Green Coffee:  unroasted raw beans imported from around the world and sold to large, medium and small roasters and coffee shop operators;

●    Private Label Coffee:  coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets and wholesalers that want to have their own brand name on coffee to compete with national brands; and

●    Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

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

We were founded and incorporated in New York State in 1971 and had been a family operated business for 30 years.  In 1998, we merged with Transpacific International Group Corp. and became a Nevada corporation.  In May 2005, we concluded our initial public offering and our common stock began trading on the American Stock Exchange (“AMEX”) under the symbol “JVA.”  On March 15, 2010, we filed a Form 25 delisting our common stock from the AMEX and filed a Form 8-A listing our common stock on the Nasdaq Capital Market (“Nasdaq”) under the symbol “JVA.”  Our fiscal year ends on October 31.

Our corporate offices are located at 3475 Victory Boulevard, Staten Island, New York 10314.  Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com.

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

National Distribution with Capacity For Growth. From 1991 to 2004, we expanded our distribution to a national platform while operating from only our Brooklyn, New York location by making capital investments to improve our roasting, packaging and fulfillment infrastructure to support the production and distribution of large quantities of fresh coffee products throughout the United States.  Since such date, we have expanded our operations through strategic acquisitions and ventures, including our acquisition of certain assets of Premier Roasters, which expanded our platform into Colorado.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 286% from 150 to 429.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the East Coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Green Mountain Coffee Roasters (“GMCR”), we have a 20-year relationship with GMCR, our largest wholesale green coffee customer.  Our almost 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained profitable through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 30 and 32 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Selectively Pursue Strategic Acquisitions and Alliances.  We have expanded our operations by acquiring coffee companies, entering into strategic alliances and acquiring or licensing brands, which complement our business objectives and we intend to continue to seek such opportunities.

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

Our Core Products

Our core products can be divided into three categories:

●               Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large, medium and small roasters and coffee shop operators;

●               Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets and wholesalers that want to have their own brand name on coffee to compete with national brands; and

●               Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

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

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2012, we supplied coffee under approximately 32 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Il CLASSICO is an S&W brand espresso product;

Other Products

We also offer several niche products, including:

●	trial-sized mini-brick coffee packages;
●	specialty instant coffees;
●	instant cappuccinos and hot chocolates; and
●	tea line products.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05.  The price for coffee beans on the commodities market as of October 31, 2012 and 2011 were $1.55 and $2.27 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by GCC is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2012 and 2011, approximately 80% and 79% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $31.9 million or 19% in 2011, and $25.3 million or 19% in 2011, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  Another of these suppliers, Daarnhouwer & Co., B.V., accounted for approximately $11.4 million or 7% in 2012, and $11.6 million or 9% in 2011, of our total product purchases.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used and continue to use short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability.  See Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.

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

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $108.9 million or 62% of our net sales for the fiscal year ended October 31, 2012, $82.3 million or 56% for the fiscal year ended October 31, 2011.

Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices.  Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contacts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.
See “- Our Use of Derivatives”

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

We evaluate opportunities for growth consistent with our business objectives.  We have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales.  In addition, we employ a VP of sales on the west coast who markets our S&W and IL CLASSICO brands, as well as our other branded and private label coffee products and during the last twelve months, we have added three additional sales persons who were formerly employed by the Café Bustelo brands division of Folgers to expand the distribution of our Café Caribe and Café Supremo brands..  We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and mini-brick, filter packages, and peripheral products including, instant cappuccinos and tea line products.

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2012 and 2011, we donated approximately $48,000 and $62,000, respectively to charities.

●    For over 17 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

Competition

The coffee market is highly competitive.  We compete in the following areas:

Wholesale Green Coffee.  There are many green coffee dealers throughout the United States.  Many of these dealers have greater financial resources than we do.  However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base.  The assistance we provide our customers includes training, coffee blending and market identification.  Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.  We believe that the addition of OPTCO as well as our two green coffee salespersons in South Carolina and Oregon allows us to compete more effectively throughout the country.

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

Branded Competition.  Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States.  The branded coffee market in both the Northeast and elsewhere is dominated by three large companies:  Kraft General Foods, Inc. (owner of the Maxwell House brand), Smuckers (owner of the Folgers Café Bustelo brands) and Massimo Zanetti Beverage which also markets specialty coffee in addition to non-specialty coffee.  Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions.  We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe brand is competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the West Coast for over 80 years.

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

Employees

We have 71 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

Risk affecting our company

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

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used and expect to continue to use to a lesser extent short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we have acquired and expect to continue to acquire to a lesser extent futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.

The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, however, we may not be able to pass price increases through to our customers in the future.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedging results in losses, our cost of sales may increase, resulting in a decrease in profitability.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

Our revenues and profitability could be adversely affected if our joint ventures are not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  In addition, in November 2011, we invested in Global Mark, a new venture focusing on supply of instant coffee and related products, which relationship was terminated in December 2012.  We will continue to seek opportunities for new joint ventures.  While we believe that our joint ventures will be successful, losses in our joint ventures, including our loss in connection with Global Mark, or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances, including joint ventures could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances including joint ventures presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

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

We are dependent on sales of wholesale green coffee to Green Mountain Coffee Roasters. The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependant upon sales of wholesale green coffee to one customer, GMCR.  Sales to GMCR accounted for approximately 62% and 56% of our net sales for the fiscal years ended October 31, 2012 and 2011, respectively.  Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  From time to time, we utilize borrowings under our credit facility in connection with our operations, and outstanding debt could have important negative consequences to the holders of our securities, including the following:

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

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability.  The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the relatively low barriers of entry.  The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail.  To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected.  Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees.  These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), Massimo Zanetti Beverage, and Smuckers (owner of the Folgers Café Bustelo brands), have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion.  In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale.  If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

The Gordon family has the ability to influence action requiring stockholder approval. . Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer and Chief Financial Officer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 12.7% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. From May 1, 2011 through January 23, 2012, our common stock has traded as low as $4.91 and as high as $30.98.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this prospectus.

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

●
authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior stockholder approval; and

●	require amendments to our articles of incorporation to be approved by the holders of at least eighty percent of our outstanding shares of common stock;

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; and

●	provide a prohibition on stockholder action by written consent, thereby only permitting stockholder action to be taken at an annual or special meeting of our stockholders.

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

We lease office space in Vancouver, Washington.  We pay annual rent of $35,438, under the terms of a lease which expires in May 2015.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on Nasdaq under the symbol “JVA.”  On June 25, 2010, our Board of Directors approved a regular dividend program of $0.03 per share to shareholders (each, a “Quarterly Dividend”) and paid a Quarterly Dividend since such time.  As of January 23, 2013, we had 340 holders of record

We did not repurchase any of our common stock during the quarter ended October 31, 2012.

The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2012
1st Quarter	$11.65	$7.50
2nd Quarter	$14.93	$7.65
3rd Quarter	$9.54	$4.88
4th Quarter	$9.07	$5.50
	2011
1st Quarter	$4.30	$3.67
2nd Quarter	$8.14	$3.90
3rd Quarter	$30.98	$5.27
4th Quarter	$22.92	$6.90

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$173,656	$146,755	$83,492	$74,452	$71,186
Cost of sales	161,649	138,210	72,932	64,440	68,762
Gross profit	12,007	8,545	10,560	10,012	2,424
Operating expenses	7,607	7,345	6,545	6,389	6,363
Income (loss) from operations	4,400	1,200	4,015	3,623	(3,939)
Other income (expense)	(345)	(124)	(143)	1,869	(86)
Income (loss) before income taxes	4,055	1,076	3,872	5,492	(4,025)
Provision (benefit) for income taxes	1,471	230	1,479	2,159	(1,430)
Minority interest	(98)	(34)	(4)	(42)	(2)
Net income (loss)	$2,486	$812	$2,389	$3,291	$(2,597)
Net income (loss) per share – Basic	$0.39	$0.15	$0.44	$0.60	$(0.47)
Net income (loss) per share – Diluted	$0.37	$0.14	$0.44	$0.60	$(0.47)

	At October 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,248	$38,779	$23,921	$19,804	$21,002
Short-term debt	563	1,820	2,307	792	3,522
Long-term debt	–	–	–	–	–
Total liabilities	14,448	16,789	9,707	8,625	13,151
Stockholders’ equity	23,800	21,990	13,482	11,133	7,847
Book value per share	$3.73	$3.45	$2.46	$2.05	$1.44

	At October 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per shares data)
Per Common Share Data:
Basic EPS	$.39	$.15	$.44	$.60	$(.47)
Diluted EPS	$.37	$.14	$.44	$.60	$(.47)
Cash dividends declared	$774	$694	$333	$–	$1,544

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisitions of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio the transaction with Organic Products and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands.  We believe these efforts will allow us to expand or business.

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

●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $126,000 for the year ended October 31, 2012.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $113,000 for the year ended October 31, 2012.

●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2012 of $670,000 may require a valuation allowance if we do not generate taxable income.

●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At October 31, 2012 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2012

Customer list and relationships, net	$131,250
Trademarks	180,000
Goodwill	440,000

$751,250

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

Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the acquisition date was used as a basis to measure the fair value of goodwill. Goodwill and the intangible assets are tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

 Year Ended October 31, 2012 (Fiscal Year 2012) Compared to the Year Ended October 31, 2011 (Fiscal Year 2011)

Net Income.  We had net income of $2,485,677, or $0.39 per share basic and $0.37 per share diluted, for the fiscal year ended October 31, 2012 compared to a net income of $811,930, or $0.15 per share basic and $0.14 diluted for the fiscal year ended October 31, 2011. The increase in net income primarily reflects an increase in our sales and gross margin.

Net Sales.  Net sales totaled $173,656,215 for the fiscal year ended October 31, 2012, an increase of $26,901,050, or 18.3%, from $146,755,165 for the fiscal year ended October 31, 2011.  The increase in net sales reflects an increase in pounds of coffee sold as we surpassed 55 million pounds sold in a fiscal year for the first time in our history.

Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2012 was $161,649,282, or 93.1% of net sales, as compared to $138,210,277, or 94.2%, of net sales for the fiscal year ended October 31, 2011.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The increase in cost of sales reflects the increased cost of green coffee and partially offset by our reduced realized losses and increased unrealized gains on hedging activities.  Cost of sales includes purchases of approximately $31.9 million and $25.3 million in fiscal years 2012 and 2011, respectively, from a related party.

Gross Profit.  Gross profit for the fiscal year ended October 31, 2012 was $12,006,933, an increase of $3,462,045 from $8,544,888 for the fiscal year ended October 31, 2011.  Gross profit as a percentage of net sales increased to 6.9% for the fiscal year ended October 31, 2012 from 5.8% for the fiscal year ended October 31, 2011 due to higher gross margin on increased sales of our brands, most notibly Cafe Caribe and net realized and unrealized hedging losses and gains of $667,302 and $500,169, respectively, during fiscal 2012 as compared to net realized and unrealized hedging losses of approximately $1,222,735 and $2,143,057, respectively, during fiscal 2011.

Operating Expenses.  Total operating expenses increased $262,117, or 3.6%, to $7,607,269 for the fiscal year ended October 31, 2012 from $7,345,152 for the fiscal year ended October 31, 2011.  Selling and administrative expenses increased $184,446, or 2.7%, to $6,900,199 for the year ended October 31, 2012 from $6,715,753 for 2011.  The increase in selling and administrative expenses reflects several factors, including increases of approximately $120,000 in labor and related taxes, $42,000 in freight costs, $95,000 in insurance cost, $50,000 in travel/show and demo expense, $28,000 in office and computer related costs, and $31,000 in equipment maintenance, partially offset by a decrease of approximately $56,000 in professional fees, $28,000 in advertising costs, $30,000 in packaging development costs, $55,000 in commission expenses and $13,000 in charitable contributions.

Other Income (Expense).  Other expense for the fiscal year ended October 31, 2012 was $344,885, an increase of $220,654 from $124,231 for the fiscal year ended October 31, 2011.  The increase in other expense was attributable to a decrease in interest and other income of $132,323 and a loss from our equity investments of $168,069, and a loss of $14,690 from MF Global, partially offset by a decrease in interest expense of $94,428.

Income Before Taxes and Noncontrolling Interest in Subsidiary.  We had income of $4,054,779 before income taxes and noncontrolling interest in subsidiary for the fiscal year ended October 31, 2012 compared to income of $1,075,505 for the fiscal year ended October 31, 2011.  An increase of $2,979,274 for the year ended October 31, 2012. The increase was primarily attributable to our increased gross profit.

Income Taxes.  Our provision for income taxes for the fiscal year ended October 31, 2012 totaled $1,470,381 compared to a provision of $229,522 for the fiscal year ended October 31, 2011.  The change was attributable to higher total income.

Liquidity and Capital Resources

As of October 31, 2012, we had working capital of $19,404,605, which represented a $208,790 decrease from our working capital of $19,613,395 as of October 31, 2011, and total stockholders’ equity of $23,617,679 which increased by $1,710,921 from our total stockholders’ equity of $21,906,758 as of October 31, 2011.  Our working capital decreased primarily due to a decrease of $3,388,453 in accounts receivable, $2,172,274 in inventories, $238,754 in prepaid green coffee, $315,209 in prepaid and refundable income taxes and $193,745 in deferred tax assets, partially offset by an increase of $3,324,248 in cash, an increase of $428,334 in prepaid expenses and other current assets, a decrease of $610,307 in accounts payable and accrued expenses, a decrease in our line of credit of $1,257,609 and a decrease in due to broker of $500,169.  As of October 31, 2012, the outstanding balance on our line of credit was $562,500 compared to $1,820,109 as of October 31, 2011.  Total stockholders’ equity increased primarily due to our net income for fiscal year ended October 31, 2012, partially offset by our dividends paid.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% and 6.00% at October 31, 2012 and 2011, respectively).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2012 and 2011.

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

As of October 31, 2012 and 2011 the outstanding balance under the bank line of credit was $562,500 and $1,820,109, respectively.  The Company was in compliance with all required financial covenants at October 31, 2012 and 2011.

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

In October 2011, we sold 890,000 units, each consisting of one share of our common stock and three-tenths of a warrant to purchase one share of our common stock for a purchase price of $10.40 per unit.  The warrants became exercisable in April 2012, expire five years after becoming exercisable and have an exercise price of $13.59 per share.  Net proceeds of the offering, after deducting placement agent fees and other estimated offering expenses payable by us were approximately $8.3 million.

For the fiscal year ended October 31, 2012 our operating activities provided net cash of $8,026,512 as compared to the fiscal year ended October 31, 2011 when operating activities used net cash of $4,052,560.  The increased cash flow from operations for the fiscal year ended October 31, 2012 was primarily due to increases in net income of $1,738,415, decreases in accounts receivable of $3,388,453, inventories of $2,172,274, prepaid green coffee of $238,754, deferred income taxes of $190,500 and prepaid and refundable income taxes of $315,209.

For the fiscal year ended October 31, 2012, our investing activities used net cash of $2,669,899 as compared to the fiscal year October 31, 2011 when net cash used by investing activities was $526,518.  The increase in our uses of cash in investing activities was primarily due to our equity method investments of $2,100,000.

For the fiscal year ended October 31, 2012, our financing activities used net cash of $2,032,365 compared to net cash provided by financing activities of $7,150,492 for the fiscal year ended October 31, 2011.  The change in cash flow from financing activities for the fiscal year ended October 31, 2012 was primarily due to the net proceeds from the issuance of stock of $8,331,790 received in fiscal 2011 and the payment of principal on our line of credit of $1,257,609 and the increased payment of dividends of $80,098.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2013 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2012, our debt consisted of $562,500 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $7,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%) plus 1%.  This loan is secured by tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices as further explained in Note 2 of the notes to financial statements in this report.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

As of October 31, 2012, we held 319 future contracts for the purchase of 11,962,500 pounds of coffee at a weighted average price of $1.66 per pound compared to 70 future contracts for the purchase of 2,625,000 pounds of coffee at a weighted average price of $2.525 per pound for the fiscal year ended October 31, 2011.  The fair market value of coffee applicable to such contracts was $1.55 and $2.27 per pound, respectively.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2012.  In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

3.2	ByLaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

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

10.3
Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon a request for confidential treatment.  The omitted portions were filed separately with the SEC on a confidential basis. *

10.5
Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6
Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491).

10.10
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

11.1	Calculation of Earnings Per Share.

23.1	Consent of ParenteBeard LLC*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________
*  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2013.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	January 28, 2013

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	January 28, 2013

/s/ Gerard DeCapua
Gerard DeCapua	Director	January 28, 2013

/s/ Daniel Dwyer
Daniel Dwyer	Director	January 28, 2013

/s/ Barry Knepper
Barry Knepper	Director	January 28, 2013

/s/ John Rotelli
John Rotelli	Director	January 28, 2013

/s/ Robert M. Williams
Robert M. Williams	Director	January 28, 2013

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	ByLaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

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

10.3
Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon a request for confidential treatment.  The omitted portions were filed separately with the SEC on a confidential basis. *

10.5
Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6
Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491).

Exhibit No.	Description

10.10
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

11.1	Calculation of Earnings Per Share.

23.1	Consent of ParenteBeard LLC*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________
*  Filed herewith

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PARENTEBEARD LLC

Clark, New Jersey

January 28, 2013

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2012 AND 2011

	2012	2011

- ASSETS -
CURRENT ASSETS:
Cash	$7,568,583	$4,244,335
Accounts receivable, net of allowances of $213,674 and $269,611 for 2012 and 2011, respectively	12,633,128	16,021,581
Inventories	11,303,581	13,475,855
Prepaid green coffee	150,000	388,754
Prepaid expenses and other current assets	704,013	275,679
Prepaid and refundable income taxes	62,763	377,972
Deferred income tax asset	702,655	896,400
TOTAL CURRENT ASSETS	33,124,723	35,680,576

Machinery and equipment, at cost, net of accumulated depreciation of $2,631,468 and $2,191,566 for 2012 and 2011, respectively	1,791,754	1,661,759
Customer list and relationships, net of accumulated amortization of $18,750 and $11,250 for 2012 and 2011, respectively	131,250	138,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	1,931,931	-
Deposits and other assets	648,094	677,606
TOTAL ASSETS	$38,247,752	$38,778,691

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,769,107	$12,379,414
Line of credit	562,500	1,820,109
Due to broker	1,367,389	1,867,558
Income taxes payable	21,122	100
TOTAL CURRENT LIABILITIES	13,720,118	16,067,181

Deferred income tax liabilities	32,655	35,900
Deferred rent payable	166,668	146,921
Deferred compensation payable	528,687	538,707
TOTAL LIABILITIES	14,448,128	16,788,709
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2012 and 2011	6,456	6,456
Additional paid-in capital	15,904,109	15,884,609
Contingent consideration	-	19,500
Retained earnings	7,979,247	6,268,326
Less: Treasury stock, 84,007 common shares, at cost for 2012 and 2011	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,617,679	21,906,758
Noncontrolling interest	181,945	83,224
TOTAL EQUITY	23,799,624	21,989,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,247,752	$38,778,691

See Notes to Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011

NET SALES	$173,656,215	$146,755,165

COST OF SALES (which include purchases of approximately $31.9 million and $25.3 million in fiscal years 2012 and 2011, respectively, from a related party)	161,649,282	138,210,277

GROSS PROFIT	12,006,933	8,544,888

OPERATING EXPENSES:
Selling and administrative	6,900,199	6,715,753
Officers’ salaries	707,070	629,399
TOTAL	7,607,269	7,345,152
INCOME FROM OPERATIONS	4,399,664	1,199,736
OTHER INCOME (EXPENSE):
Interest income	32,967	150,442
Other income and losses	(14,690)	14,848
Loss from equity method investments	(168,069)	-
Interest expense	(195,093)	(289,521)
TOTAL	(344,885)	(124,231)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST IN SUBSIDIARY	4,054,779	1,075,505

Provision for income taxes	1,470,381	229,522

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARY	2,584,398	845,983
Less: Net income attributable to the noncontrolling interest in subsidiary	(98,721)	(34,053)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,485,677	$811,930

Basic earnings per share	$.39	$.15

Diluted earnings per share	$.37	$.14

Dividends declared per share	$.12	$.12

Weighted average common shares outstanding:
Basic	6,372,309	5,563,802
Diluted	6,639,309	5,835,802

See Notes to Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2012 AND 2011

	Common Stock $.001 Par Value		Treasury Stock		Additional
	Number of		Number of		Paid - in	Retained	Contingent	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Consideration	Interest	Total

Balance,10/31/010	5,490,823	$5,580	89,007	$(295,261)	$7,581,973	$6,151,054	$39,000	$49,171	$13,531,517

Stock issued	890,000	890	-	-	8, 330,900	-			8,331,790

OPTCO	5,000		(5,000)	23,128	(3,628)		(19,500)		-

Shares cancelled	(13,514)	(14)			(24,636)				(24,650)

Dividend						(694,658)			(694,658)

Net income						811,930			811,930

Non-Controlling
Interest	-	-	-	-	-	-	-	34,053	34,053

Balance, 10/31/11	6,372,309	$6,456	84,007	$(272,133)	$15,884,609	$6,268,326	$19,500	$83,224	$21,989,982

OPTCO					19,500		(19,500)		-

Dividend						(774,756)			(774,756)

Net income						2,485,677			2,485,677

Non-Controlling
Interest	-	-	-	-	-	-	-	98,721	98,721

Balance, 10/31/12	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$7,979,247	$	$181,945	$23,799,624

See Notes to Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES:
Net income	$2,584,398	$845,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	447,404	433,199
Unrealized (gain) loss on commodities	(500,169)	2,143,057
Loss on equity method investments	168,069	-
Stock cancellation	-	(24,650)
Bad debt expense	-	72,533
Deferred rent	19,747	22,165
Deferred income taxes	190,500	(822,500)
Changes in operating assets and liabilities:
Accounts receivable	3,388,453	(7,241,742)
Inventories	2,172,274	(5,285,435)
Prepaid expenses and other current assets	(428,334)	227,173
Prepaid green coffee	238,754	946,922
Prepaid and refundable income taxes	315,209	(368,451)
Accounts payable and accrued expenses	(610,307)	5,214,342
Deposits and other assets	19,492	19,488
Income taxes payable	21,022	(234,644)
Net cash provided by (used in) operating activities	8,026,512	(4,052,560)

INVESTING ACTIVITIES:
Purchases of equity method investments	(2,100,000)	-
Purchases of machinery and equipment	(569,899)	(526,518)
Net cash used in investing activities	(2,669,899)	(526,518)

FINANCING ACTIVITIES:
Advances under bank line of credit	134,801,724	128,456,096
Principal payments under bank line of credit	(136,059,333)	(128,942,736)
Proceeds from issuance of stock, net of offering costs	-	8,331,790
Payment of dividend	(774,756)	(694,658)
Net cash (used in) provided by financing activities	(2,032,365)	7,150,492

NET INCREASE IN CASH	3,324,248	2,571,414

CASH, BEGINNING OF PERIOD	4,244,335	1,672,921

CASH, END OF PERIOD	$7,568,583	$4,244,335

	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$208,064	$289,866
Income taxes paid	$879,756	$1,041,731

See Notes to Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

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

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”).  The terms of the agreement provided for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations and for GM to provide to the Company a preferred pricing arrangement for the supply of instant coffee.  On December 10, 2012, the Company entered into an agreement with GM and other members of GM, whereby the Company withdrew as a member of GM.  As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company determined that it was in the best interests of the parties to terminate the relationship.  In connection with withdrawing from GM, the Company received assets comprised of cash, receivables and inventory equal to approximately $1.7 million, resulting in a write down of approximately $130,0000, which was recognized as of October 31, 2012.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

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

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $21,857 and $114,037 as of October 31, 2012 and 2011, respectively.  The prepaid coffee balance was $150,000 and $388,754 as of October 31, 2012 and 2011, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2012	2011
Allowance for doubtful accounts	$126,674	$162,611
Reserve for other allowances	47,000	47 ,000
Reserve for sales discounts	40,000	60,000
Totals	$213,674	$269,611

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2011	2011

Option contracts	$253,369	$129,750
Future contracts	(1,620,758)	(1,997,308)
Commodities due to broker	$(1,367,389)	$(1,867,558)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At October 31, 2012, the Company held 319 futures contracts (generally with terms of three to four months) for the purchase of 11,962,500 pounds of green coffee at a weighted average price of $1.66 and $1.86 per pound.  The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

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

Included in cost of sales for the years ended October 31, 2012 and 2011, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2011	2011
Gross realized gains	$4,112,394	$2,504,248
Gross realized (losses)	(4,779,697)	(3,726,983)
Unrealized gains (losses)	500,169	(2,143,057)
Total	$(167,134)	$(3,365,792)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2012 and 2011, the Company has determined that an impairment did not exist.

In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $85,382 and $87,537 for the years ended October 31, 2012 and 2011, respectively.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 and 5,563,802 at October 31, 2012 and 2011, respectively.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 and 5,835,802 at October 31, 2012 and 2011, respectively.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact.

	2012	2011

Net Income	$2,485,677	$811,930

BASIC EARNINGS:
Weighted average number of common shares
outstanding	6,372,309	5,563,802

Basic earnings per common share	$0.39	$0.15

DILUTED EARNINGS:
Weighted average number of common shares
outstanding	6,372,309	5,563,802
Warrants	267,000	267,000
Contingent shares - common stock equivalents		5,000
Weighted average number of common shares
outstanding - as adjusted	6,639,309	5,835,802

Diluted earnings per common share	$0.37	$0.14

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

REVENUE RECOGNITION (cont’d):

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,464,000 and $1,390,000 for the years ended October 31, 2012 and 2011, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2012 and 2011, the Company had approximately $4,707,815 and $1,249,350 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2011 and 2010, the Company had approximately $2,211,371 and $2,802,643 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated.  Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $166,668 and $146,921 is included as deferred rent payable as of October 31, 2012 and 2011, respectively.

EQUITY METHOD OF ACCOUNTING:

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company.  Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Loss from equity method investments” in the Consolidated Statements of Income.  The Company’s carrying value in an equity method Investee company is reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

The Company’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 40% interest in Global Mark LLC, which is engaged in the supply of instant coffee and related products, which interest was terminated on December 10, 2012 as described in Note 13; and (2) 10% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees.  The investments in these companies amounted to $2,100,000.  The loss recognized for the year ended October 31, 2012 amounted to $168,069.  The net value of these investments as presented on our consolidated balance sheet at October 31, 2012 was $1,931,931.

NOTE   3  - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING  THE COMPANY:

During the first quarter, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   4  - INVENTORIES:

Inventories at October 31, 2012 and 2011 consisted of the following:

	2012	2011
Packed coffee	$1,753,314	$1,514,189
Green coffee	8,989,763	11,374,813
Packaging supplies	560,504	586,853
Totals	$11,303,581	$13,475,855

NOTE   5  - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2012 and 2011 consisted of the following:

	Estimated Useful Life	2012	2011
Improvements	15-30 years	$164,006	$161,298
Machinery and equipment	7 years	3,767,500	3,348,163
Furniture and fixtures	7 years	491,716	343,864
		4,423,222	3,853,325
Less, accumulated depreciation		2,631,468	2,191,566
		$1,791,754	$1,661,759

Depreciation expense totaled $447,404 and $433,199 for the years ended October 31, 2012 and 2011, respectively.

NOTE   6  - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% and 6.00% at October 31, 2012 and 2011).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   6  - LINE OF CREDIT (cont’d):

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2012 and 2011.

On February 3, 2011, the Company amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

The Company previously was a party to a Guarantee Agreement with CORDAID, a non-profit organization that supports development projects in developing countries, registered under the laws of the Netherlands, in which it had agreed to make available $1,800,000 (which was subsequently reduced to $1,500,000) to be used as collateral for a loan facility from Sterling to the Company under a Guarantee Agreement.  The Guarantee Agreement expired on March 31, 2012 and the parties did not renew this agreement.

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

As of October 31, 2012 and October 31, 2011, the outstanding balance under the bank line of credit was $562,500 and $1,820,109, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   7  - INCOME TAXES:

The Company’s provision for income taxes in 2011 and 2011 consisted of the following:

	2012	2011

Current
Federal	$1,145,145	$1,036,645
State and local	134,736	15,377
	1,279,881	1,052,022

Deferred
Federal	211,000	(782,000)
State and local	(20,500)	(40,500)
	190,500	(822,500)
Income tax expense	$1,470,381	$229,522

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2012	2011
Tax at the federal statutory rate of 34%	$1,378,625	$365,672
Non controlling interest	(33,600)	(11,600)
Amortization	(14,900)	(14,900)
Section 199	(23,100)	(40,000)
Accrual adjustments	50,430	–
Other permanent differences	24,000	(25,600)
State and local tax, net of federal	88,926	(44,050)

Provision for income taxes	$1,470,381	$229,522

Effective income tax rate	36%	21%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   7  - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred tax assets:
Accounts receivable	$77,543	$91,400
Unrealized loss	580,390	758,000
Inventory	44,722	47,000

Total current deferred tax asset	$702,655	$896,400

Non-current deferred tax assets:
Deferred rent	60,484	50,600
Deferred compensation	191,861	190,500

Total non-current deferred tax asset	$252,345	$241,100

Total deferred tax asset	$955,000	$1,137,500

Non-current deferred tax liability:
Fixed assets	285,000	277,000

Total deferred tax liabilities	$285,000	$277,000

A valuation allowance was not provided at October 31, 2012 or 2011.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

 As of October 31, 2012 and 2011, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2012 and 2011, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   7  - INCOME TAXES (cont’d):

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

NOTE   8  - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2012 and 2011.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $147,696 for the years ended October 31, 2012 and 2011.

The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In May 2010, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning May 17, 2010, expired on June 1, 2012.  Rent charged to operations amounted to $15,900 and $31,800 for the years ended October 31, 2012 and 2011, respectively.

In March 2012, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning April 1, 2012, expires on March 31, 2015.  Rent charged to operations amounted to $23,392 for the year ended October 31, 2012.

The aggregate minimum future lease payments as of October 31, 2012 for each of the next five years and thereafter are as follows:

October 31,

2013	$262,593
2014	268,276
2015	252,643
2016	243,021
2017	248,738
Thereafter	1,677,088

$2,952,359

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE   8  - COMMITMENTS AND CONTINGENCIES (cont’d):

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $64,327 and $57,696 for the years ended October 31, 2012 and 2011, respectively.

NOTE   9  - ECONOMIC DEPENDENCY:

Approximately 62% of the Company’s sales were derived from one customer during the year ended October 31, 2012.  This customer also accounted for approximately $6,257,000 or 49% of the Company’s accounts receivable balance at October 31, 2012.   Approximately 56% of the Company’s sales were derived from one customer during the year ended October 31, 2011.  This customer also accounted for approximately $8,116,000 or 50% of the Company’s accounts receivable balance at October 31, 2011.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2012, approximately 80% of the Company’s purchases were from ten vendors.   Two of these vendors accounted for 49% of total purchases.  These two vendors accounted for approximately $6,095,000 of the Company’s accounts payable at October 31, 2012.  For the year ended October 31, 2011, approximately 79% of the Company’s purchases were from ten vendors.  Two of these vendors accounted for 37% of total purchases.  These two vendors accounted for approximately $4,464,000 of the Company’s accounts payable at October 31, 2011.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE   10  - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2012 and 2011 of $577,446 and $457,566, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $31,900,000 and $25,300,000 for the years ended October 31, 2012 and 2011, respectively.  The corresponding accounts payable balance to this vendor was approximately $2,460,000 and $2,041,000 at October 31, 2012 and 2011, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2012 and 2011 was $528,687 and $538,707, respectively.  Deferred compensation expenses included in officers’ salaries were approximately $0 during the years ended October 31, 2012 and 2011, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE 11 -STOCKHOLDERS’ EQUITY:

a.
The Company concluded an offering to selected investors of 890,000 units, each of which consisted of one share of our common stock, par value $0.001 per share, and three-tenths (3/10ths) of a warrant, each to purchase one share of our common stock at an exercise price of $13.59 per share.  The units were sold at a per unit price of $10.40.  No units were issued, however, and investors received only shares of common stock and warrants.  The common stock and the warrants were transferrable separately immediately upon issuance.  The warrants are currently exercisable and will expire on April 1, 2017.   The gross proceeds of the offering amounted to $9,256,000.  The offering costs consisted of placement agent fee of $647,920, underwriter fee of $77,456, regulatory fee of $12,223 and legal and professional fees of $186,610, resulting in net proceeds received of $8,331,791.

The Warrants issued in the subscription agreement are linked to 267,000 shares of common stock with an exercise price of $13.59 per share.  The Warrants became exercisable on April 1, 2012 and remain exercisable through April 1, 2017. The exercise price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The Warrants may also be exercised on a cashless basis under a formula that explicitly limits the number of issuable common shares. Further, the exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% and 9.9% of the Company’s Common Stock.

The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Management evaluated the terms and conditions of the Warrants and determined that i) the Warrants did not embody any of the conditions for liability classification under ASC 480 and ii) they were considered to be solely indexed to the Company’s own stock and met all the established criteria for equity classification set forth in ASC 815. Accordingly, the Warrants achieved equity classification at inception. The classification of the Warrants will be re-evaluated each reporting period.

b.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the years ended October 31, 2012 and 2011.

c.
Dividends.  On October 26, 2012, July 26, 2012, April 30, 2012, and January 26, 2012 the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of October 16, 2012, July 16, 2012, April 17, 2012 and January 16, 2012.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE 12  -FAIR VALUE MEASUREMENTS:

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

The Company maintains a deferred compensation plan.  The fair value of the plan assets are classified within Level 1 as the assets are valued using quoted prices in active markets.  The assets are included with Deposits and other assets in the accompanying balance sheets. Additional information related to the Company’s deferred compensation plan is disclosed in Note 10.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012 AND 2011

NOTE 12  -FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of October 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$334,221	$334,221	–	–
Equities	194,466	194,466	–	–
Commodities – Options	253,369	–	253,369	–
Total Assets	$782,056	$528,687	$253,369	–

Liabilities:
Commodities – Futures	(1,620,758)	–	(1,620,758)	–
Total Liabilities	$(1,620,758)	–	$(1,620,758)	–

		Fair Value Measurements as of October 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$159,047	$159,047	–	–
Equities	379,660	379,660	–	–
Commodities – Options	129,750	–	129,750	–
Total Assets	$668,457	$538,707	$129,750	–

Liabilities:
Commodities – Futures	(1,997,308)	–	(1,997,308)	–
Total Liabilities	$(1,997,308)	–	$(1,997,308)	–

NOTE   13  - SUBSEQUENT EVENT:

In November 2011, the Company acquired a 40% interest in GM.  On December 10, 2012, the Company entered into an agreement with GM and the other members of GM, whereby the Company withdrew as a member of GM.  As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company, GM and the other members of GM mutually determined that it was in the best interests of the parties to terminate the relationship.  In connection with withdrawing from GM, the Company received assets comprised of cash, receivables and inventory equal to approximately $1.7 million, resulting in a write down of approximately $130,000, which was recognized as of October 31, 2012.

Due to the impact of Hurricane Sandy that affected the northeastern United States, the Company sustained damage to inventory maintained in a public warehouse in New Jersey.  The Company is insured for losses up to $500,000.  The Company has submitted a claim for $353,000.  The October 31, 2012 inventory has been reduced for this amount and a corresponding receivable has been recorded.  The insurance carrier has acknowledged the claim and has confirmed that payment of the claim will be forthcoming.