Form 10-K/A
period 2012-10-31
COFFEE HOLDING CO INC
filed 2013-02-04
CIK 1007019

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission on January 28, 2013 (the “Form 10-K”), is solely to add the certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”).  Due to an inadvertent error, the Certifications were omitted to the exhibits filed with the Form 10-K.  No other changes have been made to the Form 10-K.  This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way disclosures made in the Form 10-K.

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

11.1	Calculation of Earnings Per Share.

23.1	Consent of ParenteBeard LLC

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*  Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2013.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	February 4, 2013

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	February 4, 2013

/s/ Gerard DeCapua
Gerard DeCapua	Director	February 4, 2013

/s/ Daniel Dwyer
Daniel Dwyer	Director	February 4, 2013

/s/ Barry Knepper
Barry Knepper	Director	February 4, 2013

/s/ John Rotelli
John Rotelli	Director	February 4, 2013

/s/ Robert M. Williams
Robert M. Williams	Director	February 4, 2013

EXHIBIT INDEX

Exhibit No.	Description
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

11.1	Calculation of Earnings Per Share.

23.1	Consent of ParenteBeard LLC

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*  Filed herewith