Form 10-Q
period 2013-01-31
COFFEE HOLDING CO INC
filed 2013-03-15
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2013

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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at March 11, 2013.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2013 AND OCTOBER 31, 2012

	January 31, 2013	October 31, 2012
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$8,271,965	$7,568,583
Accounts receivable, net of allowances of $213,674 for 2013 and 2012	10,223,591	12,633,128
Inventories	10,241,463	11,303,581
Prepaid green coffee	205,000	150,000
Prepaid expenses and other current assets	650,455	704,013
Prepaid and refundable income taxes	52,106	62,763
Deferred income tax asset	477,443	702,655
TOTAL CURRENT ASSETS	30,122,023	33,124,723
Machinery and equipment, at cost, net of accumulated depreciation of $2,747,212 and $2,631,468 for 2013 and 2012, respectively	1,744,407	1,791,754
Customer list and relationships, net of accumulated amortization of $20,625 and $18,750 for 2013 and 2012, respectively	129,375	131,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	99,522	1,931,931
Deposits and other assets	648,385	648,094
TOTAL ASSETS	$33,363,712	$38,247,752
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,260,622	$11,769,107
Line of credit	953,571	562,500
Due to broker	913,507	1,367,389
Income taxes payable	96,115	21,122
TOTAL CURRENT LIABILITIES	8,223,815	13,720,118

Deferred income tax liabilities	9,443	32,655
Deferred rent payable	170,680	166,668
Deferred compensation payable	530,851	528,687
TOTAL LIABILITIES	8,934,789	14,448,128
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2013 and 2012	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	8,529,405	7,979,247
Less: Treasury stock, 84,007 common shares, at cost for 2013 and 2012	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,167,837	23,617,679
Noncontrolling interest	261,086	181,945
TOTAL EQUITY	24,428,923	23,799,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,363,712	$38,247,752

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(Unaudited)

	2013	2012

NET SALES	$31,318,804	$56,601,684

COST OF SALES (which includes purchases of approximately $9.7 million and $10.5 million for the three months ended January 31, 2013 and 2012, respectively from a related party)	27,636,207	52,151,940

GROSS PROFIT	3,682,597	4,449,744

OPERATING EXPENSES:
Selling and administrative	1,765,241	1,682,334
Officers’ salaries	129,937	147,158
TOTAL	1,895,178	1,829,492

INCOME FROM OPERATIONS	1,787,419	2,620,252

OTHER INCOME (EXPENSE):
Interest income	7,579	13,884
Loss from equity method investments	(104,437)	(20,137)
Interest expense	(38,399)	(65,730)
TOTAL	(135,257)	(71,983)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARY	1,652,162	2,548,269

Provision for income taxes	635,484	962,900

NET INCOME BEFORE NONCONTROLLING INTEREST IN SUBSIDIARY	1,016,678	1,585,369
Less: Net income attributable to the noncontrolling interest	(79,141)	(7,024)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$937,537	$1,578,345

Basic earnings per share	$.15	$.25

Diluted earnings per share	$.14	$.24

Dividends declared per share	$.06	$.03

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309
Diluted	6,639,309	6,644,309

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(Unaudited)

	2013	2012
OPERATING ACTIVITIES:
Net income	$1,016,678	$1,585,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,616	112,693
Unrealized gain on commodities	(453,882)	(1,577,294)
Loss on equity method investment	380	20,137
Loss on disposition of equity method investment	104,057	-
Deferred rent	4,012	4,937
Deferred income taxes	202,000	599,000
Changes in operating assets and liabilities:
Accounts receivable	2,409,537	(1,937,860)
Inventories	1,565,618	1,497,745
Prepaid expenses and other current assets	53,558	43,768
Prepaid green coffee	(55,000)	152,036
Prepaid and refundable income taxes	10,657	267,757
Accounts payable and accrued expenses	(4,516,084)	2,781,754
Deposits and other assets	1,873	4,873
Income taxes payable	74,993	35,918
Net cash provided by operating activities	536,013	3,590,833

INVESTING ACTIVITIES:
Purchase of equity method investment	-	(200,000)
Proceeds from disposition of equity method investment	232,069	-
Purchases of machinery and equipment	(68,394)	(54,590)
Net cash provided by (used in) investing activities	163,675	(254,590)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,441,192	48,525,026
Principal payments under bank line of credit	(3,050,121)	(48,549,137)
Payment of dividend	(387,377)	(193,689)
Net cash provided by (used in) financing activities	3,694	(217,800)

NET INCREASE IN CASH	703,382	3,118,443

CASH, BEGINNING OF PERIOD	7,568,583	4,244,335

CASH, END OF PERIOD	$8,271,965	$7,362,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$41,191	$71,340
Income taxes paid	$347,834	$60,225

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(Unaudited)

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2013	2012

Inventory received	$503,500	$-
Settlement of accounts payable	992,402	-
Total noncash proceeds	$1,495,902	$-

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

On April 26, 2012, the Company entered into a stock purchase agreement with Healthwise Gourmet Coffees, LLC (“HGC”) to purchase an additional 10% interest in HGC.  HGC is a coffee distributor specializing in a TechnoRoasting process that results in a coffee with lower acidity levels.  The Company invested $100,000 for the additional 10% interest.  Previously, the Company was awarded a 10% interest in HGC in return for setting up the production process in Colorado as well as other technical support.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   1 - BUSINESS ACTIVITIES (cont’d):

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”).  The terms of the agreement provided for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations and for GM to provide to the Company a preferred pricing arrangement for the supply of instant coffee.  On December 10, 2012, the Company entered into an agreement with GM and other members of GM, whereby the Company withdrew as a member of GM.  As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company determined that it was in the best interests of the parties to terminate the relationship.  In connection with withdrawing from GM, the Company was to receive assets comprised of cash, receivables and inventory equal to approximately $1.8 million, resulting in a write down of approximately $130,000, which was recognized as of October 31, 2012.  Subsequent to the end of the first quarter of 2013, the Company received the final accounting of the GM business.  The amount of assets received was approximately $104,000 less than originally expected, resulting in the final write down that was recognized as of January 31, 2013.

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

NOTE   2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2012, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 30, 2013 for the fiscal year ended October 31, 2012 (“Form 10-K”).

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   2 - BASIS OF PRESENTATION (cont’d):

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2013, and results of operations for the three months ended January 31, 2013 and 2012 and the cash flows for the three months ended January 31, 2013 and 2012, as applicable, have been made.

The results of operations for the three months ended January 31, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  There will not be a material effect to the Company.

NOTE   4 - PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $7,579 and $11,214 for the three months ended January 2013 and 2012, respectively.  The prepaid coffee balance was $205,000 at January 31, 2013 and $150,000 at October 31, 2012.

NOTE   5 - ACCOUNTS RECEIVABLE:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   5 - ACCOUNTS RECEIVABLE (cont’d):

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2013	2012

Allowance for doubtful accounts	$126,674	$126,674
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	40,000	40,000
Totals	$213,674	$213,674

NOTE   6 - INVENTORIES:

Inventories at January 31, 2013 and October 31, 2012 consisted of the following:

	2013	2012

Packed coffee	$1,764,818	$1,753,314
Green coffee	7,793,070	8,989,763
Packaging supplies	683,575	560,504
Totals	$10,241,463	$11,303,581

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   7 - COMMODITIES HELD BY BROKER:

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

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2013 unaudited	October 31, 2012

Option Contracts	475,381	253,369
Future Contracts	(1,388,888)	(1,620,758)
Commodities due to broker	(913,507)	(1,367,389)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2013, the Company held 170 futures contracts for the purchase of 6,375,000 pounds of green coffee at a weighted average price of $1.47 per pound.  The fair market value of coffee applicable to such contracts was $1.55 per pound at that date.  The Company also held 70 futures contracts for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.53 per pound.  The fair market value of coffee applicable to such contacts was $1.86 per pound at that date.

At January 31, 2013, the Company held 290 options (generally with terms of two months or less) covering an aggregate of 10,875,000 pounds of green coffee beans at $1.55 and $1.57 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $976,538.

At January 31, 2012, the Company held 153 futures contracts for the purchase of 3,200,000 pounds of green coffee at a weighted average price of $.82 per pound.  The fair market value of coffee applicable to such contracts was $.83 per pound at that date.  At January 31, 2012, the Company did not hold any option contracts.  Included in cost of sales for the three months ended January 31, 2013 and 2012, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   7 - COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended January 31,
	2013 unaudited	2012 unaudited

Gross realized gains	$767,057	$182,530
Gross realized losses	(1,193,058)	(787,400)
Unrealized gains (losses)	453,882	1,577,294
Total	$27,881	$972,424

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   8 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at January 31, 2013 and October 31, 2012).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times. On July 23, 2010, the Company amended its credit facility regarding the payment of dividends. The facility agreement was amended to allow for the payent of quarterly dividends of not more than three cents ($0.03) per share.

During the quarter ending January 31, 2013, the Company accelerated the first quarter dividend (typically payable in January of the applicable year) and paid a combined dividend of six cents per share in December 2012 for the fourth quarter ended October 31, 2012 and the first quarter ended January 31, 2013.  As a result of the acceleration of the first quarter dividend, the Company paid a six cent dividend per share, which exceeded the limitation of three cents per share per quarter set forth in the Company’s dividend restriction covenant (the “Excess Dividend”).  Subsequently, upon notification, Sterling immediately issued a waiver to the Company for the Excess Dividend.  The Company was in compliance with all other required financial covenants at January 31, 2013 and October 31, 2012.

On February 3, 2011, the Company amended its credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE   8 - LINE OF CREDIT (con’d):

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

As of January 31, 2013 and October 31, 2012, the outstanding balance under the bank line of credit was $953,571 and $562,500, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of January 31, 2013 and October 31, 2012, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2013 and October 31, 2012, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Kansas, Oregon, South Carolina and Texas state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2008.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three months ended January 31, 2013 and 2012. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 for the three months ended January 31, 2013 and 6,644,309 for the three months ended January 31, 2012. The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have been included in the diluted earnings per share calculation because of their dilutive impact.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 51% of the Company’s sales were derived from one customer during the three months ended January 31, 2013.  This customer also accounted for approximately $3,350,000 of the Company’s accounts receivable balance at January 31, 2013.  Approximately 68% of the Company’s sales were derived from one customer during the three months ended January 31, 2012.  This customer also accounted for approximately $10,257,000 of the Company’s accounts receivable balance at January 31, 2012.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2013, approximately 60% of the Company’s purchases were from four vendors. These vendors accounted for approximately $3,500,000 of the Company’s accounts payable at January 31, 2013.  For the three months ended January 31, 2012, approximately 64% of the Company’s purchases were from four vendors. These vendors accounted for approximately $8,700,000 of the Company’s accounts payable at January 31, 2012. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2013 and 2012 of $94,588 and $147,885, respectively for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $9,700,000 and $10,500,000 for the three months ended January 31, 2013 and 2012, respectively.  The corresponding accounts payable balance to this vendor was approximately $2,373,000 and $3,619,000 at January 31, 2013 and 2012, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  Additional information related to the Company’s deferred compensation plan is disclosed in Note 15 to the consolidated financial statements.  The deferred compensation asset and liability at January 31, 2013 and October 31, 2012 were $530,851 and $528,687, respectively

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three months ended January 31, 2013 and 2012.

b.
Dividends:  On December 27, 2012, the Company paid a cash dividend of $387,379 ($0.06 per share) to all stockholders of record as of December 15, 2012.  On January 30, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE 14 - FAIR VALUE MEASUREMENTS:

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

The Company maintains a deferred compensation plan.  The fair value of the plan assets are classified within Level 1 as the assets are valued using quoted prices in active markets.  The assets are included with Deposits and other assets in the accompanying balance sheets. Additional information related to the Company’s deferred compensation plan is disclosed in Note 12 to the condensed consolidated financial statements.

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

The carrying amounts of cash (Level 1), accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The carrying amount of the bank line of credit borrowings (Level 2) approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012
(Unaudited)

NOTE 14 - FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of January 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$332,266	$332,266	–	–
Equities	198,585	198,585	–	–
Commodities–Options	475,381	–	475,381	–
Total Assets	$1,006,232	$530,851	$475,381	–

Liabilities:
Commodities–Futures	(1,388,888)	–	(1,388,888)	–
Total Liabilities	$(1,388,888)	–	$(1,388,888)	–

		Fair Value Measurements as of October 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$334,221	$334,221	–	–
Equities	194,466	194,466	–	–
Commodities–Options	253,369	–	253,369	–
Total Assets	$782,056	$528,687	$253,369	–

Liabilities:
Commodities– Futures	(1,620,758)	–	(1,620,758)	–
Total Liabilities	$(1,620,758)	–	$(1,620,758)	–

NOTE 15 - INSURANCE CLAIM RECEIVABLE:

Due to the impact of Hurricane Sandy that affected the northeastern United States, the Company sustained damage to inventory maintained in a public warehouse in New Jersey.  The Company is insured for losses of up to $500,000.  The Company has submitted a claim for $353,000 under this policy and a corresponding receivable has been recorded in prepaid expenses and other current assets.  The insurance carrier has acknowledged the claim and has confirmed that payment of the claim will be forthcoming.

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

Our operations have primarily focused on the following areas of the coffee industry:

●	the sale of wholesale specialty green coffee;

●	the roasting, blending, packaging and sale of private label coffee; and

●	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

●	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

●	our ability to retain existing customers and attract new customers;

●	fluctuations in purchase prices, the supply of green coffee and the selling prices of our products; and

●	our ability to manage inventory and operations and maintain gross margins.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decision to invest in measures that are expected to increase net sales.  These transactions include our acquisitions of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio the transaction with Organic Products and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands.  We believe these efforts will allow us to expand our business.

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

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $102,000 for the quarter ended January 31, 2013.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $102,000 for the quarter ended January 31, 2013.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of January 31, 2013 of $468,000 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At January 31, 2013 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$129,375
Trademarks	180,000
Goodwill	440,000

$749,375

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

Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

Net Income.  We had net income of $937,537, or $0.15 per share basic and $0.14 diluted, for the three months ended January 31, 2013 compared to net income of $1,578,345 or $0.25 per share basic and $0.24 diluted, for the three months ended January 31, 2012.  The decrease in net income primarily reflects lower sales for the period year over year and the write off involving our investment in Global Mark partially offset by higher gross margins during the three month period.

Net Sales.  Net sales totaled $31,318,804 for the three months ended January 31, 2013, a decrease of $25,282,880, or 44.7%, from $56,601,684 for the three months ended January 31, 2012.  The decrease in net sales primarily reflects lower coffee prices as well as reduced volumes of wholesale green coffee sales during the three month period.

Cost of Sales.  Cost of sales for the three months ended January 31, 2013 was $27,636,207 or 88.2% of net sales, as compared to $52,151,940 or 92.1% of net sales for the three months ended January 31, 2012.  The decrease in cost of sales reflects a shift in our overall business to a higher percentage of roasted coffee sales which tend to be more profitable on a percentage basis than our green coffee.

Gross Profit. Gross profit decreased $767,147 to $3,682,597 but as a percentage of sales increased by 3.9% to 11.76% for the three months ended January 31, 2013 as compared to gross profit of $4,449,744 or 7.86% for the three months ended January 31, 2012.   The increase in our margins reflects the depletion of our higher cost inventory, a shift to more traditional pricing on our inventory and our continued corporate initiative to improve our overall gross margins.

Operating Expenses.  Total operating expenses increased by $65,686, or 3.6%, to $1,895,178 for the three months ended January 31, 2013 as compared to operating expenses of $1,829,492 for the three months ended January 31, 2012.  The increase in operating expenses was due to increases in selling and administrative expense of $82,907 partially offset by a decrease in officers’ salaries of $17,221.

Other Expense.  Other expenses increased by $63,274 to $135,257 for the three months ended January 31, 2013 compared to other expenses of $71,983 for the three months ended January 31, 2012.  Interest income decreased by $6,305, interest expense decreased $27,331 and the loss on equity investment increased $84,300 for the three months ended January 31, 2013. The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate.

Income Taxes.  Our provision for income taxes for the three months ended January 31, 2013 totaled $635,484 compared to a provision of $962,900 for the three months ended January 31, 2012.  The decrease reflects lower pre-tax income for the quarter.

Liquidity and Capital Resources

 As of January 31, 2013, we had working capital of $21,898,208, which represented a $2,493,603 increase from our working capital of $19,404,605 as of October 31, 2012, and total stockholders’ equity of $24,167,837, which increased by $550,158 from our total stockholders’ equity of $23,617,679 as of October 31, 2012.  Our working capital increased primarily due to an increase of $703,382 in cash and a decrease in accounts payable and accrued expenses of $5,508,485 and a decrease in due to broker of $453,882, partially offset by a decrease of $2,409,537 in accounts receivable, $1,062,118 in inventory, $225,212 in deferred tax assets and an increase in our line of credit of $391,071.  At January 31, 2013, the outstanding balance on our line of credit was $953,571 compared to $562,500 at October 31, 2012.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income for quarter, partially offset by the payment of our quarterly dividend.

For the three months ended January 31, 2013, our operating activities provided net cash of $536,013 as compared to the three months ended January 31, 2012 when operating activities provided net cash of $3,590,833.  The decreased cash flow from operations for the three months ended January 31, 2013 was primarily due to a decrease in accounts payable and accrued expenses of $4,516,084 partially offset by a decrease in inventory of $1,565,618.

For the three months ended January 31, 2013, our investing activities provided net cash of $163,675 as compared to the three months ended January 31, 2012 when net cash used by investing activities was $254,590.  The decrease in our uses of cash in investing activities was primarily due to our partial recovery of our equity investment in GM partially offset by our increased purchases of equipment.

 For the three months ended January 31, 2013, our financing activities provided net cash of $3,694 compared to net cash used in financing activities of $217,800 for the three months January 31, 2012.  The change in cash flow from financing activities for the three months ended January 31, 2013 was primarily due to the reduced need for borrowing from our credit facility and partially offset by the payment of dividends of $387,377 during the three months ended January 31, 2013.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at January 31, 2013 and 6.00% at January 31, 2012, respectively.

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times. On July 23, 2010, the Company amended its credit facility regarding the payment of dividends.  The facility agreement was amended to allow the payment of quarterly dividends of not more than three cents ($0.03) per share.

During the quarter ending January 31, 2013, the Company accelerated the first quarter dividend (typically payable in January of the applicable year) and paid a combined dividend of six cents per share in December 2012 for the fourth quarter ended October 31, 2012 and the first quarter ended January 31, 2013.  As a result of the acceleration of the first quarter dividend, the Company paid a six cent dividend per share, which exceeded the limitation of three cents per share per quarter set forth in the Company’s dividend restriction covenant (the “Excess Dividend”).  Subsequently, upon notification, Sterling immediately issued a waiver to the Company for the Excess Dividend.  The Company was in compliance with all other required financial covenants at January 31, 2013 and October 31, 2012.

On February 3, 2011, the Company amended its credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

As of January 31, 2013 and October 31, 2012 the outstanding balance under the bank line of credit was $953,571 and $562,500, respectively.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  At January 31, 2013, our debt consisted of $953,571 of variable rate debt under our revolving line of credit.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts  primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.

As of January 31, 2013, we held 170 futures contracts covering an aggregate of 6,375,000 pounds of green coffee beans at a weighted average price of $1.47 per pound.  The fair market value of coffee applicable to such contracts was $1.55 per pound at that date.  The Company also held 70 futures contracts for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.53 per pound.  The fair market value of coffee applicable to such contracts was $1.86 per pound at that date.   The Company held 290 options (generally with terms of two months or less) covering an aggregate of 10,875,000 pounds of green coffee beans at $1.55 and $1.57 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $976,538.  At January 31, 2012, the Company held 153 futures contracts covering an aggregate of 3,200,000 pounds of green coffee beans at a weighted average price of $.82 per pound.  The fair market value of coffee applicable to such contracts was $.83 per pound at that date.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended January 31, 2013 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 15, 2013.

Coffee Holding Co., Inc.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer