Form 10-K/A
period 2012-10-31
COFFEE HOLDING CO INC
filed 2013-04-02
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 2

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

Explanatory Note

The purpose of this Amendment No. 2 ( this “Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission on January 28, 2013 (the “Form 10-K”), is solely to re-submit Exhibit 10.4.

PART IV

ITEM 15.  EXHIBITS

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
____________
*  Filed herewith

28

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2013.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	April 2, 2013.

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	April 2, 2013.

/s/ Gerard DeCapua
Gerard DeCapua	Director	April 2, 2013.

/s/ Daniel Dwyer
Daniel Dwyer	Director	April 2, 2013.

/s/ Barry Knepper
Barry Knepper	Director	April 2, 2013.

/s/ John Rotelli
John Rotelli	Director	April 2, 2013.

/s/ Robert M. Williams
Robert M. Williams	Director	April 2, 2013.