Form 10-Q
period 2013-04-30
COFFEE HOLDING CO INC
filed 2013-06-13
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at June 7, 2013.

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND OCTOBER 31, 2012
(Unaudited)

	April 30, 2013	October 31, 2012

- ASSETS -
CURRENT ASSETS:
Cash	$7,615,141	$7,568,583
Accounts receivable, net of allowances and reserves of $213,674 for 2013 and 2012	10,726,416	12,633,128
Inventories	8,751,842	11,303,581
Prepaid green coffee	459,473	150,000
Prepaid expenses and other current assets	659,937	704,013
Prepaid and refundable income taxes	465,730	62,763
Deferred income tax, net	621,267	702,655
TOTAL CURRENT ASSETS	29,299,806	33,124,723
Machinery and equipment, at cost, net of accumulated depreciation of $2,862,195 and $2,631,468 for 2013 and 2012, respectively	2,030,872	1,791,754
Customer list and relationships, net of accumulated amortization of $22,500 and $18,750 for 2013 and 2012, respectively	127,500	131,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investment	98,913	1,931,931
Deferred income tax asset	9,733	-
Deposits and other assets	628,119	648,094
TOTAL ASSETS	$32,814,943	$38,247,752

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,753,530	$11,769,107
Line of credit	-	562,500
Due to broker	1,336,834	1,367,389
Income taxes payable	370	21,122
TOTAL CURRENT LIABILITIES	8,090,734	13,720,118

Deferred income tax liabilities	-	32,655
Deferred rent payable	174,691	166,668
Deferred compensation payable	515,458	528,687
TOTAL LIABILITIES	8,780,883	14,448,128
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2012 and 2011	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	8,133,893	7,979,247
Less: Treasury stock, 84,007 common shares, at cost for 2012 and 2011	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,772,325	23,617,679
Non-controlling interest	261,735	181,945
TOTAL EQUITY	24,034,060	23,799,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,814,943	$38,247,752

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012

NET SALES	$68,004,850	$93,687,243	$36,686,047	$37,085,559

COST OF SALES (including $18.4 and $17.5 million of related party costs for the six months ended April 30, 2013 and 2012, respectively. Including $8.7 and $7.0 million for the three months ended April 30, 2013 and 2012, respectively.)	62,936,854	87,853,608	35,301,868	35,701,667

GROSS PROFIT	5,067,996	5,833,635	1,384,179	1,383,892

OPERATING EXPENSES:
Selling and administrative	3,519,614	3,443,982	1,753,155	1,763,249
Officers’ salaries	271,037	288,258	141,100	141,100
TOTAL	3,790,651	3,732,240	1,894,255	1,904,349

INCOME (LOSS) FROM OPERATIONS	1,277,345	2,101,395	(510,076)	(520,457)

OTHER INCOME (EXPENSE)
Interest income	17,805	18,641	10,226	4,758
Loss from equity method investment	(105,046)	(31,098)	(609)	(10,961)
Interest expense	(60,779)	(106,532)	(22,379)	(40,803)
TOTAL	(148,020)	(118,989)	(12,762)	(47,006)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,129,325	1,982,406	(522,838)	(567,463)

Provision (benefit) for income taxes	507,510	730,813	(127,974)	(233,687)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	621,815	1,251,593	(394,864)	(333,776)
Less: Net (income) attributable to the non-controlling interest	(79,790)	(43,495)	(648)	(36,471)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$542,025	$1,208,098	$(395,512)	$(370,247)

Basic earnings (loss) per share	$.09	$.19	$(.06)	$(.06)
Diluted earnings (loss) per share	$.08	$.18	$(.06)	$(.06)
Dividends declared per share	$.06	$.06	$.00	$.03

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309	6,372,309	6,372,309
Diluted	6,639,309	6,644,309	6,372,309	6,372,309

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2013 AND 2012
(Unaudited)

	2013	2012
OPERATING ACTIVITIES:
Net income	$621,815	$1,251,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,476	223,398
Unrealized gain on commodities	(30,555)	(1,296,613)
Loss on equity method investment	989	31,098
Loss on disposition of equity method investment	104,057
Deferred rent	8,023	9,874
Deferred income taxes	39,000	493,000
Changes in operating assets and liabilities:
Accounts receivable	1,906,712	6,386,652
Inventories	3,055,239	1,482,771
Prepaid expenses and other current assets	44,076	68,534
Prepaid green coffee	(309,473)	338,471
Prepaid and refundable income taxes	(402,967)	(123,219)
Accounts payable and accrued expenses	(4,023,176)	(6,428,912)
Deposits and other assets	6,746	9,746
Income taxes payable	(20,752)	(100)
Net cash provided by operating activities	1,234,210	2,446,293

INVESTING ACTIVITIES:
Purchase of equity method investment	-	(2,000,000)
Proceeds from disposition of equity method investment	232,069	-
Purchases of machinery and equipment	(469,844)	(188,640)
Net cash used in investing activities	(237,775)	(2,188,640)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,466,969	90,112,780
Principal payments under bank line of credit	(4,029,469)	(91,795,389)
Payment of dividend	(387,377)	(387,378)
Net cash used in financing activities	(949,877)	(2,069,987)

NET INCREASE (DECREASE) IN CASH	46,558	(1,812,334)

CASH, BEGINNING OF PERIOD	7,568,583	4,244,335

CASH, END OF PERIOD	$7,615,141	$2,432,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$64,177	$121,872
Income taxes paid	$477,991	$343,805

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2013 AND 2012

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2013	2012

Inventory received	$503,500	$-
Settlement of accounts payable	992,402	-
Total noncash proceeds	$1,495,902	$-

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 1 - BUSINESS ACTIVITIES (cont’d):

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”). The terms of the agreement provided for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations and for GM to provide to the Company a preferred pricing arrangement for the supply of instant coffee. On December 10, 2012, the Company entered into an agreement with GM and other members of GM, whereby the Company withdrew as a member of GM. As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company determined that it was in the best interests of the parties to terminate the relationship. In connection with withdrawing from GM, the Company was to receive assets comprised of cash, receivables and inventory equal to approximately $1.8 million. Subsequent to the end of the first quarter of 2013, the Company received the final accounting of the GM business. The amount of assets received was approximately $104,000 less than originally expected, resulting in the final write down that was recognized as of January 31, 2013.

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

NOTE 2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2011, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 30, 2013 for the fiscal year ended October 31, 2012 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2013, and results of operations for the three and six months ended April 30, 2013 and 2012 and the cash flows for the six months ended April 30, 2013 and 2012, as applicable, have been made.

The results of operations for the three and six months ended April 30, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
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

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

NOTE 4 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $10,226 and $13,185 for the six months ended April 2013 and 2012, respectively. The prepaid coffee balance was $459,473 at April 30, 2013 and $150,000 at October 31, 2012.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	April 30, 2013	October 31, 2012
Allowance for doubtful accounts	$126,674	$126,674
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	40,000	40,000
Totals	$213,674	$213,674

NOTE 6 - INVENTORIES:

Inventories at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
Packed coffee	$1,457,403	$1,753,314
Green coffee	6,516,483	8,989,763
Packaging supplies	777,956	560,504
Totals	$8,751,842	$11,303,581

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2013	October 31, 2012

Option Contracts	117,566	253,369
Future Contracts	(1,454,400)	(1,620,758)
Total Commodities	(1,336,834)	(1,367,389)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2013, the Company held 409 futures contracts for the purchase of 15,337,500 pounds of green coffee at a weighted average price of $1.446 per pound. At April 30, 2012, the Company held 133 futures contracts for the purchase of 4,987,500 pounds of green coffee at a weighted average price of $1.802 per pound. The fair market value of coffee applicable to such contracts was $1.795 per pound.

At October 31, 2012, the Company held 319 futures contracts (generally with terms of three to four months) for the purchase of green coffee at a weighted average price of $1.66 and $1.86 per pound. The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 7 - COMMODITIES HELD BY BROKER (cont’d):

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2013	2012
Gross realized gains	$384,950	$306,575
Gross realized losses	(1,312,556)	(1,410,588)
Unrealized losses	(423,328)	(280,681)
Total	$(1,350,934)	$(1,384,694)

	Six Months Ended April 30,
	2013	2012
Gross realized gains	$1,152,007	$489,105
Gross realized losses	(2,505,614)	(2,197,988)
Unrealized gains	30,555	1,296,613
Total	$(1,323,052)	$(412,270)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 8 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility. The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, or considerations regarding inventory. The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at April 30, 2013 and October 31, 2012).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions. The credit facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at April 30, 2013 and October 31, 2012.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 8 - LINE OF CREDIT (cont’d):

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change. Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium. The Company initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000. TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO. As of January 28, 2013 the agreement between TSTF and the cooperatives had been fulfilled and the guarantee was released.

As of April 30, 2013 and October 31, 2012, the outstanding balance under the Sterling bank line of credit was $0 and $953,571, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of April 30, 2013 and October 31, 2012, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2013 and October 31, 2012, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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
APRIL 30, 2013 AND 2012
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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three and six months ended April 30, 2013 and 2012. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 for the six months ended April 30, 2013 and 6,372,309 for the three months ended April 30, 2013 and 6,644,309 and 6,372,309 for the three and six months ended April 30, 2012, respectively. The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 and the additional 5,000 contingent shares issuable in connection with the Second Supplemental Common Stock Payment have not been included in the diluted earnings per share calculation because of their anti-dilutive impact.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 57% of the Company’s sales were derived from one customer during the six months ended April 30, 2013. This customer also accounted for approximately $5,014,000 of the Company’s accounts receivable balance at April 30, 2013. Approximately 62% of the Company’s sales were derived from one customer during the six months ended April 30, 2012. This customer also accounted for approximately $3,114,000 of the Company’s accounts receivable balance at April 30, 2012. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2013, approximately 64% of the Company’s purchases were from four vendors. These vendors accounted for approximately $3,403,000 of the Company’s accounts payable at April 30, 2013. For the six months ended April 30, 2012, approximately 61% of the Company’s purchases were from four vendors. These vendors accounted for approximately $1,500,000 of the Company’s accounts payable at April 30, 2012. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 11 - ECONOMIC DEPENDENCY (cont’d):

Approximately 62% of the Company’s sales were derived from one customer during the three months ended April 30, 2013. Approximately 54% of the Company’s sales were derived from one customer during the three months ended April 30, 2012.

For the three months ended April 30, 2013, approximately 66% of the Company’s purchases were from four vendors. For the three months ended April 30, 2012, approximately 60% of the Company’s purchases were from three vendors. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2013 of $136,806 and $231,394, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $18,400,000 and $8,700,000 for the six and three months ended April 30, 2012 and $17,505,000 and $7,000,000 for the six and three months ended April 30, 2012. The corresponding accounts payable balance to this vendor was approximately $1,777,000 and $233,000 at April 30, 2013 and 2012, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2013 and October 31, 2012 were $515,458 and $528,687, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2013 and 2012.

b.
Dividends: On December 27, 2012, the Company paid a cash dividend of $387,379 ($0.06 per share) to all stockholders of record as of December 15, 2012. On January 20, 2012 and April 30, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012 and April 16, 2012.

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
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 14 - FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of April 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,458	$515,458	–	–
Equities	–	–	–	–
Commodities Options	117,566	–	117,566	–
Total Assets	$633,024	$515,458	117,566	–

Liabilities:
Commodities Futures	(1,454,400)	–	(1,454,400)	–
Total Liabilities	$(1,454,400)	–	$(1,454,400)	–

		Fair Value Measurements as of October 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$334,221	$334,221	–	–
Equities	194,466	194,466	–	–
Commodities Options	253,369	–	253,369	–
Total Assets	$782,056	$528,687	253,369	–

Liabilities:
Commodities Futures	(1,620,758)	–	(1,620,758)	–
Total Liabilities	$(1,620,758)	–	$(1,620,758)	–

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(UNAUDITED)

NOTE 14 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

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

 Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisitions of certain assets of Premier Roasters, LLC, which included equipment and a roasting facility in La Junta, Colorado, a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio the transaction with Organic Products and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands.  We believe these efforts will allow us to expand our business.

Our net sales are affected by the price of green coffee.  We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November.  However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee.  Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources.  Historically, because we generally have been able to pass green coffee price increases through to our customers, increased prices of green coffee generally result in increased net sales.

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

●      Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $107,000 for the quarter ended April 30, 2013.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●      Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $88,000 for the quarter ended April 30, 2013.

●      We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of April 30, 2013 of $631,000 may require a valuation allowance if we do not generate taxable income.

●      Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At April 30, 2013 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$127,500
Trademarks	180,000
Goodwill	440,000

$747,500

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

Results of Operations

Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

Net Income.  We had a net loss of $395,512, or $0.06 per share basic and diluted, for the three months ended April 30, 2013 compared to a net loss of $370,247 or $0.06 per share basic and diluted, for the three months ended April 30, 2012.  The slight increase in the net loss primarily reflects lower coffee prices for the period.

Net Sales.  Net sales totaled $36,686,047 for the three months ended April 30, 2013, a decrease of $399,512, or 1.08%, from $37,085,559 for the three months ended April 30, 2012.  The decrease in net sales primarily reflects lower coffee prices for 2013 compared to the same period in 2012.

Cost of Sales.  Cost of sales for the three months ended April 30, 2013 was $35,301,868 or 96.2% of net sales, as compared to $35,701,667 or 96.3% of net sales for the three months ended April 30, 2012.  The slight decrease in cost of sales reflects lower prices paid for green coffee during this period compared to the same period in 2012.

Gross Profit.  Gross profit increased minimally by $287 to $1,384,179 for the three months ended April 30, 2013 as compared to gross profit of $1,383,892 for the three months ended April 30, 2012.   Gross profit as a percentage of net sales remained the same for the three months ended April 30, 2013 as compared to gross profit as a percentage of net sales for the three months ended April 30, 2012.  We were able to maintain our margins even though there were lower green coffee prices for the period, the shift to a higher percentage of roasted coffee sales which tend to be more profitable on a percentage basis than our green coffee and our continued corporate initiative to improve our overall gross margins.

Operating Expenses.  Total operating expenses decreased by $10,094, or 0.53%, to $1,894,255 for the three months ended April 30, 2013 as compared to operating expenses of $1,904,349 for the three months ended April 30, 2012.  The decrease in operating expenses was due to a decrease in selling and administrative expense of $10,094.

Other Expense.  Other expenses decreased by $34,244 to $12,762 for the three months ended April 30, 2013 compared to other expenses of $47,006 for the three months ended April 30, 2012.  Interest income increased by $5,468, interest expense decreased by $18,424 and the loss on equity investment decreased by $10,352 for the three months ended April 30, 2013. The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate.

Income Taxes.  Our benefit for income taxes for the three months ended April 30, 2013 totaled $127,974 compared to a benefit of $233,687 for the three months ended April 30, 2012.  The decrease reflects lower pre-tax income for the quarter.

Six Months Ended April 30, 2013 Compared to the Six Months Ended April 30, 2012

Net Income.  We had net income of $542,025, or $0.09 per share basic and $0.08 diluted, for the six months ended April 30, 2013 compared to net income of $1,208,098 or $0.19 per share basic and $0.18 diluted, for the six months ended April 30, 2012.  The decrease in the net income primarily reflects lower sales for the period year over year and the write off of our investment in Global Mark partially offset by higher margins during the period.

Net Sales.  Net sales totaled $68,004,850 for the six months ended April 30, 2013, a decrease of $25,682,393, or 27.41%, from $93,687,243 for the six months ended April 30, 2012.  The decrease in net sales primarily reflects lower coffee prices as well as reduced volumes of wholesale green coffee sales and a more normalized rate of sales recorded in the first quarter of 2013.

Cost of Sales.  Cost of sales for the six months ended April 30, 2013 was $62,936,854 or 92.5% of net sales, as compared to $87,853,608 or 93.8% of net sales for the six months ended April 30, 2012.  The decrease in cost of sales reflects lower green coffee prices during the six months as well as a shift in our overall business to a higher percentage of roasted coffee sales which tend to be more profitable on a percentage basis than our green coffee.

Gross Profit.  Gross profit decreased $765,639 to $5,067,996 for the six months ended April 30, 2013 as compared to gross profit of $5,833,635 for the six months ended April 30, 2012.   Gross profit as a percentage of net sales increased by 1.3% for the six months ended April 30, 2013 as compared to gross profit as a percentage of net sales for the six months ended April 30, 2012.  The increase in our margins reflects the shift to a higher percentage of roasted coffee sales which tend to be more profitable on a percentage basis than our green coffee and our continued corporate initiative to improve our overall gross margins.

Operating Expenses.  Total operating expenses increased by $58,411, or 1.6%, to $3,790,651 for the six months ended April 30, 2013 as compared to operating expenses of $3,732,240 for the six months ended April 30, 2012.  The increase in operating expenses was due to an increase in selling and administrative expense of $75,632, partially offset by a decrease in officers’ salaries of $17,221.

Other Expense.  Other expenses increased by $29,031 to $148,020 for the six months ended April 30, 2013 compared to other expenses of $118,989 for the six months ended April 30, 2012.  Interest income decreased by $836, interest expense decreased by $45,753 and the loss on equity investment increased by $73,948 for the six months ended April 30, 2013. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate.

Income Taxes.  Our provision for income taxes for the six months ended April 30, 2013 totaled $507,510 compared to a provision of $730,813 for the six months ended April 30, 2012.  The decrease reflects lower pre-tax income for the period.

Liquidity and Capital Resources

 As of April 30, 2013, we had working capital of $21,209,072, which represented a $1,804,467 increase from our working capital of $19,404,605 as of October 31, 2012, and total stockholders’ equity of $23,772,325, which increased by $154,646 from our total stockholders’ equity of $23,617,679 as of October 31, 2012.  Our working capital increased primarily due to an increase of $46,558 in cash, an increase of $309,473 in prepaid green coffee and an increase of $402,967 in prepaid and refundable income taxes and a decrease in accounts payable and accrued expenses of $5,015,577, a decrease in due to broker of $30,555 and a decrease in our line of credit of $562,500 partially offset by a decrease of $1,906,712 in accounts receivable, $2,551,739 in inventory and a $81,388 in deferred tax assets.  At April 30, 2013, the outstanding balance on our line of credit was $0 compared to $562,500 at October 31, 2012.  Total stockholders’ equity increased primarily due to an increase in retained earnings as a result of our net income, partially offset by the payment of our quarterly dividend.

For the six months ended April 30, 2013, our operating activities provided net cash of $1,234,210 as compared to the six months ended April 30, 2012 when operating activities provided net cash of $2,446,293.  The decreased cash flow from operations for the six months ended April 30, 2013 was primarily due to a decrease in net income of $629,778, an increase in prepaid green coffee of $309,473 and an increase in prepaid and refundable taxes of $402,967.

For the six months ended April 30, 2013, our investing activities used net cash of $237,775 as compared to the six months ended April 30, 2012 when net cash used by investing activities was $2,188,640.  The decrease in our uses of cash in investing activities was primarily due to our recovery of our equity investment in GM partially offset by our increased purchases of equipment.

 For the six months ended April 30, 2013, our financing activities used net cash of $949,877 compared to net cash used in financing activities of $2,069,987 for the six months April 30, 2012.  The change in cash flow from financing activities for the six months ended April 30, 2013 was primarily due to the reduced need for borrowing from our credit facility and partially offset by the payment of dividends of $387,377 during the six months ended April 30, 2013.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at April 30, 2013 and 6.00% at April 30, 2012, respectively).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants.

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

As of April 30, 2013 and October 31, 2012 the outstanding balance under the bank line of credit was $0 and $562,500, respectively.

Triodos Bank is one of the world’s leading sustainable banks with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium. The Company initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF provided financing to two coffee growing cooperatives for $1,000,000 based upon relationships established with OPTCO. As of January 28, 2013 the agreement between TSTF and the cooperatives had been fulfilled and the guarantee was released.

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

Interest Rate Risks.  We are subject to market risk from exposure to fluctuations in interest rates.  At April 30, 2013, we did not have any debt outstanding under our revolving line of credit.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts  primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

As of April 30, 2013, we held 409 futures contracts covering an aggregate of 15,337,500 pounds of green coffee beans at a weighted average price of $1.446 per pound.  The fair market value of coffee applicable to such contracts was $1.35 per pound at that date.  As of April 30, 2013 the Company did not hold any options.  At October 31, 2012, the Company held 319 futures contracts (generally with terms of three to four months) for the purchase of green coffee at a weighted average price of $1.66 and $1.86 per pound.  The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

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

ITEM 1A.  RISK FACTORS.

There were no material changes during the quarter ended April 30, 2013 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2012.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 13, 2013.

Coffee Holding Co., Inc.

June 13, 2013	By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer