Form 10-Q
period 2013-07-31
COFFEE HOLDING CO INC
filed 2013-09-11
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2013.

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2013 AND OCTOBER 31, 2012
(Unaudited)

	July 31, 2013	October 31, 2012

- ASSETS -
CURRENT ASSETS:
Cash	$3,483,229	$7,568,583
Accounts receivable, net of allowances of $213,674 for 2013 and 2012	12,255,619	12,633,128
Inventories	9,659,829	11,303,581
Prepaid green coffee	428,231	150,000
Prepaid expenses and other current assets	404,495	704,013
Prepaid and refundable income taxes	1,923,560	62,763
Deferred income tax asset	513,875	702,655
TOTAL CURRENT ASSETS	28,668,838	33,124,723
Machinery and equipment, at cost, net of accumulated depreciation of $2,981,415 and $2,631,468 for 2013 and 2012, respectively	2,030,688	1,791,754
Customer list and relationships, net of accumulated amortization of $24,375 and $18,750 for 2013 and 2012, respectively	125,625	131,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	98,755	1,931,931
Deposits and other assets	623,271	648,094
TOTAL ASSETS	$32,167,177	$38,247,752

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,055,539	$11,769,107
Line of credit	3,300,000	562,500
Due to broker	1,050,197	1,367,389
Income taxes payable	-	21,122
TOTAL CURRENT LIABILITIES	9,405,736	13,720,118

Deferred income tax liabilities	72,875	32,655
Deferred rent payable	178,703	166,668
Deferred compensation payable	515,485	528,687
TOTAL LIABILITIES	10,172,799	14,448,128
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2013 and 2012	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	6,024,982	7,979,247
Less: Treasury stock, 84,007 common shares, at cost for 2013 and 2012	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	21,663,414	23,617,679
Non-controlling interest	330,964	181,945
TOTAL EQUITY	21,994,378	23,799,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,167,177	$38,247,752

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012

NET SALES	$100,375,542	$138,171,695	$32,370,692	$44,484,453

COST OF SALES (including $24.7 and $23.4 million of related party costs for the nine months ended July 31, 2013 and 2012, respectively. Including $6.3 and $5.9 million for the three months ended July 31, 2013 and 2012, respectively.)	96,463,019	128,472,249	33,526,657	40,606,840

GROSS PROFIT (LOSS)	3,912,523	9,699,446	(1,155,965)	3,877,613

OPERATING EXPENSES:
Selling and administrative	5,233,157	5,149,653	1,713,051	1,717,472
Officers’ salaries	440,992	429,458	169,954	141,200
TOTALS	5,674,149	5,579,111	1,883,005	1,858,672

(LOSS) INCOME FROM OPERATIONS	(1,761,626)	4,120,335	(3,038,970)	2,018,941

OTHER INCOME (EXPENSE)
Interest income	30,176	27,909	12,370	9,268
(Loss) income from equity investment	(105,204)	(27,471)	(158)	3,627
Interest expense	(71,320)	(153,294)	(10,542)	(46,762)
TOTALS	(146,348)	(152,856)	1,670	(33,867)

(LOSS) INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARIES	(1,907,974)	3,967,479	(3,037,300)	1,985,074

(Benefit) provision for income taxes	(490,108)	1,460,792	(997,618)	729,979

Net (Loss) Income Before Non-Controlling Interest in Subsidiary	(1,417,866)	2,506,687	(2,039,682)	1,255,095
Less: net income attributable to the non-controlling interest	(149,020)	(67,394)	(69,229)	(23,899)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,566,886)	$2,439,293	$(2,108,911)	$1,231,196

Basic earnings per share	$(.25)	$.38	$(.33)	$.19

Diluted earnings per share	$(.25)	$.37	$(.33)	$.19

Dividends declared per share	$.06	$.09	$.00	$.03

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309	6,372,309	6,372,309
Diluted	6,672,309	6,639,309	6,372,309	6,639,309

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2013 AND 2012
(Unaudited)

	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(1,417,866)	$2,506,687
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	355,570	332,630
Unrealized gain on commodities	(317,192)	(1,701,257)
Loss on equity method investments	105,204	27,471
Deferred rent	12,035	14,811
Deferred income taxes	229,000	628,000
Changes in operating assets and liabilities:
Accounts receivable	377,509	2,433,607
Inventories	2,147,252	2,277,100
Prepaid expenses and other current assets	299,518	86,813
Prepaid green coffee	(278,231)	187,454
Prepaid and refundable income taxes	(1,860,797)	175,939
Accounts payable and accrued expenses	(5,721,168)	(6,216,243)
Deposits and other assets	11,621	14,619
Income taxes payable	(21,122)	142
Net cash (used in) provided by operating activities	(6,078,667)	767,773

INVESTING ACTIVITIES:
Purchase of equity method investments	-	(2,100,000)
Proceeds from disposition of equity method investment	232,069	-
Purchases of machinery and equipment	(588,879)	(517,033)
Net cash used in investing activities	(356,810)	(2,617,033)

FINANCING ACTIVITIES:
Advances under bank line of credit	6,788,920	129,236,460
Principal payments under bank line of credit	(4,051,420)	(129,677,124)
Payment of dividend	(387,377)	(581,067)
Net cash provided by (used in) financing activities	2,350,123	(1,021,731)

NET DECREASE IN CASH	(4,085,354)	(2,870,991)

CASH, BEGINNING OF PERIOD	7,568,583	4,244,335

CASH, END OF PERIOD	$3,483,229	$1,373,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$73,261	$168,428
Income taxes paid	$803,490	$570,160

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2013 AND 2012
(Unaudited)

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2013	2012

Inventory received	$503,500	$-
Settlement of accounts payable	992,402	-
Total noncash proceeds	$1,495,902	$-

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 1 -       BUSINESS ACTIVITIES (cont’d):

On November 30, 2011, the Company entered into a stock purchase agreement with Global Mark LLC, Peter Schmalfeld and Lawrence Elsie to purchase a 40% interest in Global Mark LLC (“GM”). The terms of the agreement provided for the Company to pay up to an aggregate of $2,000,000 in cash to fund operations and for GM to provide to the Company a preferred pricing arrangement for the supply of instant coffee. On December 10, 2012, the Company entered into an agreement with GM and other members of GM, whereby the Company withdrew as a member of GM. As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company determined that it was in the best interests of the parties to terminate the relationship. In connection with withdrawing from GM, the Company was to receive assets comprised of cash, receivables and inventory equal to approximately $1.8 million. Subsequent to the end of the first quarter of 2013, the Company received the final accounting of the GM business. The amount of cash received was approximately $104,000 less than originally expected, resulting in the final write down that was recognized as of January 31, 2013.

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
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 2 -       BASIS OF PRESENTATION (cont’d):

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2013, and results of operations for the three and nine months ended July 31, 2013 and 2012 and the cash flows for the nine months ended July 31, 2013 and 2012, as applicable, have been made.

The results of operations for the three and nine months ended July 31, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 -       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this guidance became effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption of this Accounting Standards Update.

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
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 3 -       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has determined that the adoption of the ASU has not had a material effect on the Company.

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU became effective for annual and interim periods beginning after January 1, 2013. The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

NOTE 4 -       PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $12,370 and $6,238 for the three months ended July 2013 and July 2012, respectively. Interest earned was $22,596 and $19,423 for the nine months ended July 2013 and 2012, respectively. The prepaid coffee balance was $428,231 at July 31, 2013 and $150,000 at October 31, 2012.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	July 31, 2013	October 31, 2012
Allowance for doubtful accounts	$126,674	$126,674
Reserve for other allowances	47,000	47,000
Reserve for sales discounts	40,000	40,000
Totals	$213,674	$213,674

NOTE 6 -       INVENTORIES:

Inventories at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
Packed coffee	$1,810,032	$1,753,314
Green coffee	7,136,839	8,989,763
Packaging supplies	712,958	560,504
Totals	$9,659,829	$11,303,581

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
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

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2013	October 31, 2012

Option Contracts	(27,456)	253,369
Future Contracts	(1,022,741)	(1,620,758)
Total Commodities	(1,050,197)	(1,367,389)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2013, the Company held 136 futures contracts for the purchase of 5,100,000 pounds of green coffee at a weighted average price of $1.2359 per pound. The fair market value of coffee applicable to such contracts was $1.1860 per pound at that date. At July 31, 2013, the Company also held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at $1.275 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $256,219.

At October 31, 2012, the Company held 319 futures contracts for the purchase of green coffee at a weighted average price of $1.66 and $1.86 per pound. The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 7 -       COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended July 31,
	2013	2012
Gross realized gains	$630,564	$2,698,809
Gross realized losses	(4,482,121)	(2,576,080)
Unrealized gains	286,637	404,643
Total	$(3,564,920)	$527,372

	Nine Months Ended July 31,
	2013	2012
Gross realized gains	$1,782,571	$3,187,914
Gross realized losses	(6,987,735)	(4,774,068)
Unrealized gains	317,192	1,701,257
Total	$(4,887,972)	$115,103

NOTE 8 -       LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility. The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, and considerations regarding inventory. The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at July 31, 2013 and October 31, 2012).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions. The credit facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at July 31, 2013 and October 31, 2012.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 8 -       LINE OF CREDIT (cont’d):

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

As of July 31, 2013 and October 31, 2012, the outstanding balance under the bank line of credit was $3,300,000 and $562,500, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of July 31, 2013 and October 31, 2012, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2013 and October 31, 2012, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 9 -	INCOME TAXES (cont’d):

The Company incurred a tax loss of approximately $2,451,000 as of July 31, 2013.  Subject to certain provisions and limitations contained in the tax code, the Company intends to carry the loss back to recapture taxes paid in previous years.  The Company estimates that the refund will approximate $833,000.  This amount has been included in prepaid and refundable income taxes.

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three and nine months ended July 31, 2013 and 2012. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,372,309 for the nine months and three months ended July 31, 2013 and 6,639,309 for the nine and three months ended July 31, 2012. The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have not been included in the diluted earnings per share calculation because of their anti-dilutive impact.

NOTE 11 -	ECONOMIC DEPENDENCY:

Approximately 59% of the Company’s sales were derived from one customer during the nine months ended July 31, 2013. This customer also accounted for approximately $7,086,000 of the Company’s accounts receivable balance at July 31, 2013. Approximately 63% of the Company’s sales were derived from one customer during the nine months ended July 31, 2012. This customer also accounted for approximately $6,886,000 of the Company’s accounts receivable balance at July 31, 2012. Concentration of credit risk with respect to other trade receivables is

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 11 -	ECONOMIC DEPENDENCY (cont’d):

limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2013, approximately 67% of the Company’s purchases were from four vendors. These vendors accounted for approximately $2,773,000 of the Company’s accounts payable at July 31, 2013. For the nine months ended July 31, 2012, approximately 62% of the Company’s purchases were from four vendors. These vendors accounted for approximately $3,057,000 of the Company’s accounts payable at July 31, 2012. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 62% of the Company’s sales were derived from one customer during the three months ended July 31, 2013. Approximately 63% of the Company’s sales were derived from one customer during the three months ended July 31, 2012.

For the three months ended July 31, 2013, approximately 72% of the Company’s purchases were from four vendors. For the three months ended July 31, 2012, approximately 65% of the Company’s purchases were from three vendors. Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 -	RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2013 of $133,970 and $365,364, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $24,700,000 and $6,300,000 for the nine and three months ended July 31, 2013 and $23,400,000 and $5,900,000 for the nine and three months ended July 31, 2012. The corresponding accounts payable balance to this vendor was approximately $1,173,000 and $1,540,000 at July 31, 2013 and 2012, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2013 and October 31, 2012 were $515,485 and $528,687, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 13 -     STOCKHOLDERS’ EQUITY:

a.
Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2013 and 2012.

b.
Dividends: On December 27, 2012, the Company paid a cash dividend of $387,379 ($0.06 per share) to all stockholders of record as of December 15, 2012. On January 20, 2012 and April 30, 2012, the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of January 16, 2012 and April 16, 2012. On June 13, 2013, the Company announced that the Board elected to terminate the dividend program.

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
JULY 31, 2013 AND 2012
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

		Fair Value Measurements as of July 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,485	$515,485	–	–
Commodities Options	–	–	–	–
Total Assets	$515,485	$515,458	–	–

Liabilities:
Commodities Options	$(27,456)		$(27,456)
Commodities Futures	(1,022,741)	–	(1,022,741)	–
Total Liabilities	$(1,050,197)	–	$(1,050,197)	–

		Fair Value Measurements as of October 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$334,221	$334,221	–	–
Equities	194,466	194,466	–	–
Commodities Options	253,369	–	253,369	–
Total Assets	$782,056	$528,687	253,369	–

Liabilities:
Commodities Futures	(1,620,758)	–	(1,620,758)	–
Total Liabilities	$(1,620,758)	–	$(1,620,758)	–

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012
(UNAUDITED)

NOTE 15 -     SUBSEQUENT EVENTS:

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

Our operations have primarily focused on the following areas of the coffee industry:

●	the sale of wholesale specialty green coffee;

●	the roasting, blending, packaging and sale of private label coffee; and

●	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

●	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

●	our ability to retain existing customers and attract new customers;

●	our hedging policy;

●	fluctuations in purchase prices, the supply of green coffee and the selling prices of our products; and

●	our ability to manage inventory and operations and maintain gross margins.

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

We have used, and continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increase of our losses. See Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $122,500 for the quarter ended July 31, 2013. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $96,600 for the quarter ended July 31, 2013.

●
We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of July 31, 2013 of $441,000 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At July 31, 2013 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$125,625
Trademarks	180,000
Goodwill	440,000

$745,625

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

Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

Net Income (Loss). We had a net loss of $2,108,911, or $0.33 per share basic and diluted, for the three months ended July 31, 2013 compared to net income of $1,231,196 or $0.19 per share basic and diluted, for the three months ended July 31, 2012. The decrease in net income reflects losses realized in our hedging activities as coffee prices continued to decrease on an unabated slide to a four year low during the period.

Net Sales. Net sales totaled $32,370,692 for the three months ended July 31, 2013, a decrease of $12,113,761, or 27%, from $44,484,453 for the three months ended July 31, 2012. The decrease in net sales reflects lower coffee prices as coffee prices continued to decrease on an unabated slide to a four year low during the same period, partially offset by a 13.7% increase in pounds of green coffee sold as our business continued to shift to sales of green coffee from private label sales.

Cost of Sales. Cost of sales for the three months ended July 31, 2013 was $33,526,657 or 100.3% of net sales, as compared to $40,606,840 or 91.3% of net sales for the three months ended July 31, 2012. The increase in cost of sales reflects losses realized in our hedging activities and lower prices paid for green coffee during this period compared to the same period during 2012.

Gross Profit. Gross profit decreased $5,033,578 to $(1,155,965) for the three months ended July 31, 2013 as compared to gross profit of $3,877,613 for the three months ended July 31, 2012. Gross profit as a percentage of net sales decreased 12.2% for the three months ended July 31, 2013, as compared to gross profit as a percentage of net sales for the three months ended July 31, 2012. The decrease in our margins reflects losses realized in our hedging activities and lower prices paid for green coffee during this period compared to the same period during 2012.

Operating Expenses. Total operating expenses increased by $24,333, or 1.3%, to $1,883,005 for the three months ended July 31, 2013 as compared to operating expenses of $1,858,672 for the three months ended July 31, 2012. The increase in operating expenses was due to an additional pay cycle during the quarter partially offset by a decrease in selling and administrative expenses.

Other Expense. Other expenses decreased by $35,537 to an income amount of $1,670 for the three months ended July 31, 2013 compared to other expenses of $33,867 for the three months ended July 31, 2012. Interest income increased by $3,102, interest expense decreased by $36,220 and the loss on equity investment increased by $3,785 for the three months ended July 31, 2013. The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate under our credit facility.

Income Taxes. Our benefit for income taxes for the three months ended July 31, 2013 totaled $997,618 compared to a provision of $729,979 for the three months ended July 31, 2012. The decrease reflects lower pre-tax income for the quarter.

Nine Months Ended July 31, 2013 Compared to the Nine Months Ended July 31, 2012

Net Income (Loss). We had a net loss of $1,566,886, or $0.25 per share (basic and diluted), for the nine months ended July 31, 2013 compared to net income of $2,439,293 or $0.38 per share basic and $0.37 diluted, for the nine months ended July 31, 2012. The decrease in net income reflects losses realized in our hedging activities as coffee prices continued to decrease on an unabated slide to a four year low during the period.

Net Sales. Net sales totaled $100,375,542 for the nine months ended July 31, 2013, a decrease of $37,796,153, or 27.35%, from $138,171,695 for the nine months ended July 31, 2012. The decrease in net sales reflects lower coffee prices as coffee prices continued to decrease on an unabated slide to a four year low during the same period.

Cost of Sales. Cost of sales for the nine months ended July 31, 2013 was $96,463,019 or 96.1% of net sales, as compared to $128,472,249 or 93% of net sales for the nine months ended July 31, 2012. The increase in cost of sales reflects losses realized in our hedging activities and lower prices paid for green coffee during this period compared to the same period during 2012.

Gross Profit. Gross profit decreased $5,786,923 to $3,912,523 for the nine months ended July 31, 2013 as compared to gross profit of $9,699,446 for the nine months ended July 31, 2012. Gross profit as a percentage of net sales decreased by 3.1% for the nine months ended July 31, 2013 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2012. The decrease in our margins reflects losses realized in our hedging activities and lower prices paid for green coffee during this period compared to the same period during 2012.

Operating Expenses. Total operating expenses increased by $95,038, or 1.7%, to $5,674,149 for the nine months ended July 31, 2013 as compared to operating expenses of $5,579,111 for the nine months ended July 31, 2012. The increase in operating expenses was due to an additional pay cycle during the quarter and an increase in selling and administrative expenses.

Other Expense. Other expenses decreased by $6,508 to $146,348 for the nine months ended July 31, 2013 compared to other expenses of $152,856 for the nine months ended July 31, 2012. Interest income increased by $2,267, interest expense decreased by $81,974 and the loss on equity investment increased by $77,733 for the nine months ended July 31, 2013. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate under our credit facility.

Income Taxes. Our benefit for income taxes for the nine months ended July 31, 2013 totaled $490,108 compared to a provision of $1,460,792 for the nine months ended July 31, 2012. The decrease reflects lower pre-tax income for the period.

Liquidity and Capital Resources

As of July 31, 2013, we had working capital of $19,263,102, which represented a $141,503 decrease from our working capital of $19,404,605 as of October 31, 2012, and total stockholders’ equity of $21,663,414, which decreased by $1,954,265 from our total stockholders’ equity of $23,617,679 as of October 31, 2012. Our working capital decreased primarily due to a decrease of $4,085,354 in cash, a decrease of $1,643,753 in our inventories, an increase in our line of credit of 2,737,500 partially offset by a decrease of $6,713,568 in accounts payable and accrued expenses, an increase of $1,860,797 in prepaid and refundable taxes. At July 31, 2013, the outstanding balance on our line of credit was $3,300,000 compared to $562,500 at October 31, 2012. Total stockholders’ equity decreased primarily due to a decrease in retained earnings as a result of our net loss and the payment of our quarterly dividend in December 2012. On June 13, 2013, the Company announced that the Board elected to terminate the dividend program.

For the nine months ended July 31, 2013, our operating activities used net cash of $6,078,667 as compared to the nine months ended July 31, 2012 when operating activities provided net cash of $767,773. The decreased cash flow from operations for the nine months ended July 31, 2013 was primarily due to a decrease in net income of $3,924,553, an increase in prepaid green coffee of $278,231 and an increase in prepaid and refundable taxes of $1,860,797.

For the nine months ended July 31, 2013, our investing activities used net cash of $356,810 as compared to the nine months ended July 31, 2012 when net cash used by investing activities was $2,617,033. The decrease in our uses of cash in investing activities was primarily due to our recovery of our equity investment in GM partially offset by our increased purchases of equipment.

 For the nine months ended July 31, 2013, our financing activities provided net cash of $2,350,123 compared to net cash used in financing activities of $1,021,731 for the nine months July 31, 2012. The change in cash flow from financing activities for the nine months ended July 31, 2013 was primarily due to the reduced need for borrowing from our credit facility and partially offset by the payment of dividends of $387,377 during the nine months ended July 31, 2013.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility. The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. Sterling has the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us, considerations regarding inventory. The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at July 31, 2013 and July 31, 2012).

On July 22, 2010, we had the credit facility increased to $7,000,000. In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000. Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO. The initial term of the credit facility was for three years and expired on February 17, 2012. The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term. Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%). The credit facility is secured by our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions. The credit facility also requires that we maintain a minimum working capital at all times. As of July 31, 2013, we were in compliance with all required financial covenants.

On February 3, 2011, we amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. We provided a corporate guarantee to Sterling in connection with the amendment.

On July 23, 2010, we amended their credit facility regarding the payment of dividends. The facility agreement was changed to allow the payment of quarterly dividends of not more than three cents ($0.03) per share.

As of July 31, 2013 and October 31, 2012 the outstanding balance under the bank line of credit was $3,300,000 and $562,500, respectively.

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

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements (the “Financial Statements”) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2013, our debt consisted of $3,300,000 of variable rate debt under our revolving line of credit. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods including the quarter ended July 31, 2013. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 28, 2013.

As of July 31, 2013, we held 136 futures contracts covering an aggregate of 5,100,000 pounds of green coffee beans at a weighted average price of $1.2359 per pound. The fair market value of coffee applicable to such contracts was $1.1860 per pound at that date. As of July 31, 2013 the Company also held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at $1.275 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $256,219. At October 31, 2012, the Company held 319 futures contracts (generally with terms of three to four months) for the purchase of green coffee at a weighted average price of $1.66 and $1.86 per pound. The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended July 31, 2013 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2012.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 11, 2013.

Coffee Holding Co., Inc.

Date: September 11, 2013	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer