Form 10-K
period 2013-10-31
COFFEE HOLDING CO INC
filed 2014-01-24
CIK 1007019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission file number:  001-32491

COFFEE HOLDING CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Capital Market on April 30, 2013, was $38,799,482.

As of January 23, 2014, the registrant had 6,372,309 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2013, are incorporated by reference in Part III of this Form 10-K.

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

Our corporate offices are located at 3475 Victory Boulevard, Staten Island, New York 10314.  Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com.  The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 31 and 33 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Further Market Penetration of Our Niche Products.  We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

●                        Specialty blends;
●                        Private label “value” blends and trial-sized mini-brick packages and
●                        Specialty instant coffees.

Develop Our Food Service Business.  We plan to expand further into the food service business by developing new distribution channels for our products.  Currently, we have a limited presence in the food service market.  Food service coffee products tend to have a higher gross profit margin than our traditional supermarket product retail offerings.  We have expanded our food service offerings to include instant cappuccinos, tea products and an equipment program for our customers.  We attend various annual trade shows held by different buying groups, which provide us a national audience to market our food service products.

Expansion into China and other Pacific Rim Countries.  During 2013, we (i) introduced our Don Manuel brand for sale in the Shanghai market, (ii) commenced sales of green coffee into China and (iii) continued to build upon prior sales of our S&W coffee in the Far East.  We intend to pursue opportunities to increase sales of our green coffee, private label coffee and branded coffee in the Far East.

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

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2013, we supplied coffee under approximately 32 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee.  We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado and Brecksville, Ohio.  We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

We hold trademarks for each of our proprietary name brands and have the exclusive right to use the S&W, IL CLASSICO brand names in the United States in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution at the retail level.  For further information regarding our trademark rights, see “Business—Trademarks.”

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

 Other Products

We also offer several niche products, including:

●          trial-sized mini-brick coffee packages and
●          specialty instant coffees.

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05.  The price for coffee beans on the commodities market as of October 31, 2013 and 2012 were $1.08 and $1.66 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by GCC is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

 We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2013 and 2012, approximately 75% and 80% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $31.2 million or 25% in 2013, and $31.9 million or 19% in 2012, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

 The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used and continue to use short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks."

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

Customers

 We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to Green Mountain Coffee Roasters “GMCR”.  Sales to GMCR accounted for approximately $80.1 million or 60% of our net sales for the fiscal year ended October 31, 2013 and $108.9 million or 62% for the fiscal year ended October 31, 2012.

 Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices.  Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks or increased losses and we generally remain exposed to losses on futures contacts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  See “- Our Use of Derivatives”

Marketing

 We market our private label and wholesale coffee through trade shows, industry publications, face-to-face contact and through the use of our internal sales force and non-exclusive independent food and beverage sales brokers.  We also use our web site (www.coffeeholding.com) as a method of marketing our coffee products and ourselves.

 For our private label and branded coffees, we will, from time to time, in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions, two-for-one sales and new product launches to capture changing consumer taste preferences for upscale canned coffees.

 We evaluate opportunities for growth consistent with our business objectives.  In addition, we have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales and Canada.  We utilize our in-house sales personnel to market our private label brands.  We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and mini-brick, filter packages, and peripheral products.

Charitable Activities

 We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2013 and 2012, we donated approximately $47,000 and $48,000, respectively to charities.

    ●          For over 18 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

    The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, however, we may not be able to pass price increases through to our customers in the future.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedging results in losses, our cost of sales may increase, resulting in a decrease in profitability or increase losses.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase losses.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.

 Our revenues and profitability could be adversely affected if our joint ventures are not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  In addition, in November 2011, we invested in Global Mark, a new venture focusing on supply of instant coffee and related products; this relationship was terminated in December 2012.  We will continue to seek opportunities for new joint ventures.  While we believe that our joint ventures will be successful, losses in our joint ventures, including our loss in connection with Global Mark, or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

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

 We are dependent on sales of wholesale green coffee to Green Mountain Coffee Roasters. The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependent upon sales of wholesale green coffee to one customer, GMCR.  Sales to GMCR accounted for approximately 60% and 62% of our net sales for the fiscal years ended October 31, 2013 and 2012, respectively.  Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  From time to time, we utilize borrowings under our credit facility in connection with operations. Outstanding debt could have important negative consequences to the holders of our securities, including the following:

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

 Prolonged negative economic conditions could adversely affect us, our customers and suppliers, which could harm our financial condition.  We are subject to the risks arising from adverse changes in general economic and market conditions.  Uncertainty remains in the United States economy as it continues to recover from a severe economic recession.  The United States economy continues to experience market volatility, difficulties in the financial services sector, diminished liquidity and availability of credit, concerns regarding inflation, increases in the costs of commodities, continuing high unemployment rates, reduced consumer spending and consumer confidence and continuing economic uncertainties.  If the United States economy were to deteriorate significantly, our business could be negatively impacted.

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

 The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability.  The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the relatively low barriers of entry.  The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail.  To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected.  Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees.  These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), Smuckers (owner of the Folgers Café Bustelo brands) and Massimo Zanetti Beverage have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion.  In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale.  If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

    The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 11.4% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

●	the election of a majority of our directors;

●	the amendment of our charter documents; and

●	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval.

Our share repurchase program could affect the price of our common stock and increase volatility. Repurchases of our common stock pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of a share repurchase program could also cause our stock prices to be higher than it would be in the absense of such a program and could potentially reduce that market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program's effectiveness.

The market price of our common stock has been volatile during our past history and may continue to be volatile.  The market price and trading volume of our common stock has been volatile during our past history and it may continue to be volatile. From May 1, 2011 through January 23, 2014, our common stock has traded as low as $4.51 and as high as $30.98.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances.

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

ITEM 1B.                        UNRESOLVED STAFF COMMENTS

 Not applicable.

ITEM 2.                      PROPERTIES

 We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space.  We pay annual rent of $117,007 under the terms of the lease, which expires on October 31, 2023.

 We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta.  We pay annual rent of $100,093 under the terms of the lease, which expires in January 2024.

  We lease office space in Vancouver, Washington.  We pay annual rent of $35,438 under the terms of a lease, which expires in May 2015.

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

              Our common stock trades on Nasdaq under the symbol “JVA.”  On June 25, 2010, our Board of Directors approved a regular dividend program of $0.03 per share to shareholders (each, a “Quarterly Dividend”) and paid a Quarterly Dividend through December 28, 2012.  On June 13, 2013, the Company announced that the dividend program had been terminated.

 As of January 23, 2014, we had 335 holders of record.

 We did not repurchase any of our common stock during the quarter ended October 31, 2013.

 The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2013
1st Quarter	$8.84	$6.04
2nd Quarter	$7.78	$6.33
3rd Quarter	$7.53	$5.81
4th Quarter	$6.87	$5.32
	2012
1st Quarter	$11.65	$7.50
2nd Quarter	$14.93	$7.65
3rd Quarter	$9.54	$4.88
4th Quarter	$9.07	$5.50

ITEM 6.                        SELECTED FINANCIAL DATA

 The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$133,981	$173,656	$146,755	$83,492	$74,452
Cost of sales	128,012	161,649	138,210	72,932	64,440
Gross profit	5,969	12,007	8,545	10,560	10,012
Operating expenses	7,522	7,607	7,345	6,545	6,389
(Loss) Income from operations	(1,553)	4,400	1,200	4,015	3,623
Other (expense) income	(169)	(345)	(124)	(143)	1,869
(Loss) income before income taxes	(1,722)	4,055	1,076	3,872	5,492
(Benefit) provision for income taxes	(393)	1,471	230	1,479	2,159
Minority interest	(152)	(98)	(34)	(4)	(42)
Net (loss) income	$(1,481)	$2,486	$812	$2,389	$3,291
Net (loss) income per share – Basic	$(0.23)	$0.39	$0.15	$0.44	$0.60
Net (loss) income per share – Diluted	$(0.23)	$0.37	$0.14	$0.44	$0.60

	At October 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$32,399	$38,248	$38,779	$23,921	$19,804
Short-term debt	1,229	563	1,820	2,307	792
Long-term debt	–	–	–	–	–
Total liabilities	10,315	14,448	16,789	9,707	8,625
Stockholders’ equity	22,084	23,800	21,990	13,482	11,133
Book value per share	$3.47	$3.73	$3.45	$2.46	$2.05

	At October 31,
	2013	2012	2011	2010	2009

Per Common Share Data:
Basic EPS	$(.23)	$.39	$.15	$.44	$.60
Diluted EPS	$(.23)	$.37	$.14	$.44	$.60
Cash dividends declared	$387,379	$774,756	$694,658	$333,978	$1,544,568

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

   ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $124,000 for the year ended October 31, 2013.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

   ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $94,000 for the year ended October 31, 2013.

    ●            In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets. In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that the Company had taxable income from 2011 through 2012 of approximately $6,700,000 million and anticipates generating a sufficient level of future profits in order to realize the benefits of its deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income to realize the benefits of its remaining recorded deferred tax assets. The Company believes that the continued growth of its business will produce positive operating results.  Furthermore, the Company will be filing for a net operating loss carryback, which will immediately utilize approximately $2,500,000 of its net operating losses, which will have the effect of realizing approximately $866,000 (through its anticipated income tax refund) of its deferred tax assets.  As of and for the year ended October 31, 2013, management has not established any valuation allowance.

 ●           A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards. As of October 31, 2013 and October 31, 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended October 31, 2013 and October 31, 2012.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At October 31, 2013 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2013
Customer list and relationships, net	$123,750
Trademarks	180,000
Goodwill	440,000

$743,750

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

Year Ended October 31, 2013 (Fiscal Year 2013) Compared to the Year Ended October 31, 2012 (Fiscal Year 2012)

 Net Income (Loss).  We had a net loss of $1,480,235, or $0.23 per share basic and diluted, for the fiscal year ended October 31, 2013 compared to a net income of $2,485,677, or $0.39 per share basic and $0.37 diluted for the fiscal year ended October 31, 2012. The decrease in net income reflects the increased realized loss and decreased unrealized gains on hedging activities during the fiscal year.

Net Sales.  Net sales totaled $133,980,759 for the fiscal year ended October 31, 2013, a decrease of $39,675,456, or 22.8%, from $173,656,215 for the fiscal year ended October 31, 2012.  The decrease in net sales reflects an approximate 60% lower commodity price during the fiscal year which resulted in a decrease in the price per pound of coffee sold by us.

 Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2013 was $128,011,678, or 95.5% of net sales, as compared to $161,649,282, or 93.1%, of net sales for the fiscal year ended October 31, 2012.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The increase in cost of sales primarily reflects our lower green coffee prices offset by increased realized losses and decreased unrealized gains on hedging activities.  Cost of sales includes purchases of approximately $31.2 million and $31.9 million in fiscal years 2013 and 2012, respectively, from a related party.

 Gross Profit.  Gross profit for the fiscal year ended October 31, 2013 was $5,969,081, a decrease of $6,037,852 from $12,006,933 for the fiscal year ended October 31, 2012.  Gross profit as a percentage of net sales decreased to 4.5% for the fiscal year ended October 31, 2013 from 6.9% for the fiscal year ended October 31, 2012 due to net realized hedging losses and unrealized hedging gains of $6,208,648 and $383,349, respectively, during fiscal 2013 as compared to net realized and unrealized hedging losses and gains of $667,302 and $500,169, respectively, during fiscal 2012.

 Operating Expenses.  Total operating expenses decreased $85,359, or 1.1%, to $7,521,910 for the fiscal year ended October 31, 2013 from $7,607,269 for the fiscal year ended October 31, 2012.  Selling and administrative expenses increased $39,620, or 0.6%, to $6,939,819 for the year ended October 31, 2013 from $6,900,199 for  the year ended October 31, 2012.  Officers’ salary decreased $124,979 or 17.7% to $582,091 for the year ended October 31, 2013 from $707,070 for the year ended October 31, 2012.

 Other Income (Expense).  Other expense for the fiscal year ended October 31, 2013 was $168,821, a decrease of $176,064 from $344,885 for the fiscal year ended October 31, 2012.  The decrease in other expense was attributable to an increase in interest and other income of $10,177 and a decrease in our loss from our equity investments of $62,288, and a decrease in our loss from MF Global of $14,690, and a decrease in interest expense of $88,909.

 Income (Loss) Before Taxes and Non-controlling Interest in Subsidiary.  We had a loss of $1,721,650 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2013 compared to income of $4,054,779 for the fiscal year ended October 31, 2012 resulting in a decrease of $5,776,429 for the year ended October 31, 2013. The decrease was primarily attributable to our decreased realized trading gains.

 Income Taxes.  Our (benefit) provision for income taxes for the fiscal year ended October 31, 2013 totaled $(393,767) compared to a provision of $1,470,381 for the fiscal year ended October 31, 2012.  The change was attributable to a lower total income.

Liquidity and Capital Resources

 As of October 31, 2013, we had working capital of $19,420,202, which represented a $15,597 increase from our working capital of $19,404,605 as of October 31, 2012, and total stockholders’ equity of $21,750,065 which decreased by $1,867,614 from our total stockholders’ equity of $23,617,679 as of October 31, 2012.  Our working capital increased primarily due to an increase of $289,290 in prepaid green coffee, $937,554 in prepaid and refundable income taxes, $628,011 in deferred income tax asset and a decrease in account payable and accrued expenses of $4,524,285, and a decrease in due to broker of $383,349, a decrease in income taxes payable of $21,122, partially offset by a decrease of $3,532,914 in cash, $270,336 in accounts receivable, $1,930,563 in inventory, $367,519 in prepaid expenses and other current assets, and an increase of $666,682 in our line of credit.  As of October 31, 2013, the outstanding balance on our line of credit was $1,229,182 compared to $562,500 as of October 31, 2012.  Total stockholders’ equity decreased primarily due to our net loss and our dividends paid for fiscal year ended October 31, 2013.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate of 4.25% at October 31, 2013 and 2012.

On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%). On May 10, 2013, the Credit Facility was extended until February 17, 2015. The credit facility is secured by all our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at October 31, 2013 and 2012.

On February 3, 2011, we amended the credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  We provided a corporate guarantee to Sterling in connection with the amendment.

 For the fiscal year ended October 31, 2013, our operating activities used net cash of $3,276,259 as compared to the fiscal year ended October 31, 2012 when operating activities provided net cash of $8,026,512.  The decreased cash flow from operations for the fiscal year ended October 31, 2013 was primarily due to decreases in net income of $3,912,281, decreases in accounts receivable of $3,118,117, prepaid green coffee of $528,044, prepaid and refundable income taxes of $1,257,763, deferred income taxes of $705,500 and increases in account payable of $2,921,578, partially offset by increases in inventory of $261,789, prepaid expenses and other current assets of $795,853.

   For the fiscal year ended October 31, 2013, our investing activities used net cash of $535,960 as compared to the fiscal year October 31, 2012 when net cash used by investing activities was $2,669,899.  The decrease in our uses of cash in investing activities was primarily due to our equity method investments of $2,100,000.

 For the fiscal year ended October 31, 2013, our financing activities provided net cash of $279,305 compared to net cash used in financing activities of $2,032,365 for the fiscal year ended October 31, 2012.  The change in cash flow from financing activities for the fiscal year ended October 31, 2013 was primarily due to our reduced borrowing and dividend payments.

 We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through October 31, 2014 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

 Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2013, our debt consisted of $1,229,182 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $7,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%) plus 1%.  This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices as further explained in Note 2 of the notes to financial statements in this report.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to increases in losses on our futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.  See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

 As of October 31, 2013, we held 149 future contracts for the purchase of 5,587,500 pounds of coffee at a weighted average price of $1.19 per pound compared to 319 future contracts for the purchase of 11,962,500 pounds of coffee at a weighted average price of $1.66 per pound for the fiscal year ended October 31, 2012.  The fair market value of coffee applicable to such contracts was $1.08 and $1.55 per pound, respectively.  We also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options was $244,800 at October 31, 2013.  We did not hold any options at October 31, 2012.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See pages F-1 through F-31 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2013, Coffee Holding Co., Inc. (“Coffee Holding” or the “Company”) engaged Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm for the fiscal year ending October 31, 2013. The engagement of Marcum by the Company was approved by the Audit Committee of the Company’s Board of Directors.

On April 12, 2013, following Coffee Holding’s engagement of Marcum, the Company dismissed its former accounting firm ParenteBeard LLC (“ParenteBeard”).  The reports of ParenteBeard on the Company's consolidated financial statements for the fiscal years ended October 31, 2011 and October 31, 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended October 31, 2011 and October 31, 2012 and periods subsequent through dismissal, there were no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to ParenteBeard’s satisfaction, would have caused ParenteBeard to make reference to the subject matter of the disagreement in connection with its report. During the fiscal years ended October 31, 2011 and October 31, 2012 and periods subsequent through dismissal, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended October 31, 2012 and 2011 and through the date of the Audit Committee's decision, the Company nor anyone on its behalf, consulted Marcum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, in any case where a written report or oral advice was provided to the Company by Marcum that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.                      CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated, as is appropriate, to our management, including its principal executive officer and financial officer to allow timely decisions regarding disclosure.

 Management Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

 Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment management believes that, as of October 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.                      OTHER INFORMATION

 None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents filed as part of this Report

(1)           Financial Statements

 The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-31 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2)           Financial Statement Schedules

 None.

(3)           List of Exhibits

 (a)           Exhibits

We have filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

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

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023.  The omitted portions were filed separately with the SEC on a confidential basis.

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

10.7
Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	Loan Modification Agreement, dated as of July 22, 2010, by and between Sterling National Bank and Coffee Holding Co., (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 001-32491)).

10.10
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.11	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc.*

10.12
Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.13
Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.14	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

11.1	Calculation of Earnings Per Share.

21.1	List of Significant Subsidiaries*

23.1	Consent of Marcum LLP*

23.2	Consent of ParenteBeard LLC*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
__________
*  Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2014.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Gordon
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	January 24, 2014

/s/ David Gordon
David Gordon	Executive Vice President – Operations, Secretary and Director	January 24, 2014

/s/ Gerard DeCapua
Gerard DeCapua	Director	January 24, 2014

/s/ Daniel Dwyer
Daniel Dwyer	Director	January 24, 2014

/s/ Barry Knepper
Barry Knepper	Director	January 24, 2014

/s/ John Rotelli
John Rotelli	Director	January 24, 2014

/s/ Robert M. Williams
Robert M. Williams	Director	January 24, 2014

EXHIBIT INDEX

Exhibit No.	Description
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

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023.  The omitted portions were filed separately with the SEC on a confidential basis.

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

10.7
Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8
Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	Loan Modification Agreement, dated as of July 22, 2010, by and between Sterling National Bank and Coffee Holding Co., (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 14, 2010 (File No. 001-32491)).

10.10
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.11	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc.*

10.12
Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.13
Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.14	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

11.1	Calculation of Earnings Per Share.

21.1	List of Significant Subsidiaries*

23.1	Consent of Marcum LLP*

23.2	Consent of ParenteBeard LLC*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
____________
*  Filed herewith

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2013, and the related consolidated statements of operation, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2013, and the consolidated results of its operation and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

New York, New York

January 24, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors
Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of the Coffee Holding Co., Inc. and Subsidiaries (the "Company”) as of October 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
January 28, 2013

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2013 AND 2012

	2013	2012

- ASSETS -
CURRENT ASSETS:
Cash	$4,035,669	$7,568,583
Accounts receivable, net of allowances of $144,000 and $213,674 for 2013 and 2012, respectively	12,362,792	12,633,128
Inventories	9,373,018	11,303,581
Prepaid green coffee	439,290	150,000
Prepaid expenses and other current assets	336,494	704,013
Prepaid and refundable income taxes	1,000,317	62,763
Deferred income tax asset	1,330,666	702,655
TOTAL CURRENT ASSETS	28,878,246	33,124,723

Machinery and equipment, at cost, net of accumulated depreciation of $3,130,902 and $2,631,468 for 2013 and 2012, respectively	2,060,350	1,791,754
Customer list and relationships, net of accumulated amortization of $26,250 and $18,750 for 2013 and 2012, respectively	123,750	131,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	98,178	1,931,931
Deposits and other assets	618,498	648,094
TOTAL ASSETS	$32,399,022	$38,247,752

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,244,822	$11,769,107
Line of credit	1,229,182	562,500
Due to broker	984,040	1,367,389
Income taxes payable	-	21,122
TOTAL CURRENT LIABILITIES	9,458,044	13,720,118

Deferred income tax liabilities	145,666	32,655
Deferred rent payable	195,452	166,668
Deferred compensation payable	515,498	528,687
TOTAL LIABILITIES	10,314,660	14,448,128
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2013 and 2012	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Contingent consideration	-	-
Retained earnings	6,111,633	7,979,247
Less: Treasury stock, 84,007 common shares, at cost for 2013 and 2012	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	21,750,065	23,617,679
Noncontrolling interest	334,297	181,945
TOTAL EQUITY	22,084,362	23,799,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,399,022	$38,247,752

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 31, 2013 AND 2012

	2013	2012
NET SALES	$133,980,759	$173,656,215

COST OF SALES (which include purchases of approximately $31.2 million and $31.9 million in fiscal years 2013 and 2012, respectively, from a related party)	128,011,678	161,649,282

GROSS PROFIT	5,969,081	12,006,933

OPERATING EXPENSES:
Selling and administrative	6,939,819	6,900,199
Officers’ salaries	582,091	707,070
TOTAL	7,521,910	7,607,269
(LOSS) INCOME FROM OPERATIONS	(1,552,829)	4,399,664
OTHER INCOME (EXPENSE):
Interest income	43,144	32,967
Other income and losses		(14,690)
Loss from equity method investments	(105,781)	(168,069)
Interest expense	(106,184)	(195,093)
TOTAL	(168,821)	(344,885)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,721,650)	4,054,779

(Benefit) provision for income taxes	(393,767)	1,470,381

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,327,883)	2,584,398
Less: Net income attributable to the non-controlling interest in subsidiary	(152,352)	(98,721)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,480,235)	$2,485,677

Basic (loss) earnings per share	$(.23)	$.39

Diluted (loss) earnings per share	$(.23)	$.37

Dividends declared per share	$.06	$.12

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309
Diluted	6,372,309	6,639,309

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2013 AND 2012

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Contingent Consideration		Non-Controlling Interest	Total
	$.001 Par Value
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, 10/31/11	6,372,309	$6,456	84,007	$(272,133)	$15,884,609	$6,268,326		$19,500	$83,224	$21,989,982

OPTCO					19,500			(19,500)		-

Dividend						(774,756)				(774,756)

Net income						2,485,677				2,485,677

Non-Controlling
Interest	-	-	-	-	-	-		-	98,721	98,721

Balance, 10/31/12	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$7,979,247		$-	$181,945	$23,799,624

Dividend						(387,379)				(387,379)

Net loss						(1,480,235)				(1,480,235)

Non-Controlling
Interest	-	-	-	-	-	-		-	152,352	152,352

Balance, 10/31/13	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$6,111,633	$		$334,297	$22,084,362

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2013 AND 2012

	2013	2012
OPERATING ACTIVITIES:
Net (loss) income	$(1,327,883)	$2,584,398
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	506,934	447,404
Unrealized (gain) on commodities	(383,349)	(500,169)
Loss on equity method investments	105,781	168,069
Deferred rent	28,784	19,747
Deferred income taxes	(515,000)	190,500
Changes in operating assets and liabilities:
Accounts receivable	270,336	3,388,453
Inventories	2,434,063	2,172,274
Prepaid expenses and other current assets	367,519	(428,334)
Prepaid green coffee	(289,290)	238,754
Prepaid and refundable income taxes	(937,554)	315,209
Accounts payable and accrued expenses	(3,531,885)	(610,307)
Deposits and other assets	16,407	19,492
Income taxes payable	(21,122)	21,022
Net cash (used in) provided by operating activities	(3,276,259)	8,026,512

INVESTING ACTIVITIES:
Purchases of equity method investments	-	(2,100,000)
Proceeds from disposition of equity method investment	232,069	-
Purchases of machinery and equipment	(768,029)	(569,899)
Net cash used in investing activities	(535,960)	(2,669,899)

FINANCING ACTIVITIES:
Advances under bank line of credit	6,821,366	134,801,724
Principal payments under bank line of credit	(6,154,684)	(136,059,333)
Payment of dividend	(387,377)	(774,756)
Net cash provided by (used in) financing activities	279,305	(2,032,365)

NET (DECREASE) INCREASE IN CASH	(3,532,914)	3,324,248

CASH, BEGINNING OF PERIOD	7,568,583	4,244,335

CASH, END OF PERIOD	$4,035,669	$7,568,583

	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$108,608	$208,064
Income taxes paid	$803,626	$879,756

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
OCTOBER 31, 2013 AND 2012

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2013	2012

Inventory received	$503,500	$-
Settlement of accounts payable	992,402	-
Total noncash proceeds	$1,495,902	$-

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   1   - BUSINESS ACTIVITIES (cont’d):

As a result of GM’s inability to successfully develop a significant customer base (other than the Company) and the Company’s evaluation of the long term prospects of the GM relationship, the Company determined that it was in the best interests of the parties to terminate the relationship.  In connection with withdrawing from GM, the Company received assets comprised of cash, receivables and inventory equal to approximately $1.8 million, resulting in a write down of approximately $130,000, which was recognized as of October 31, 2012.  Subsequent to the end of the first quarter of 2013, the Company received the final accounting of the GM business.  The amount of cash received was approximately $104,000 less than originally expected, resulting in the final write down that was recognized as of January 31, 2013.

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary Coffee Holding     Acquisition Company, LLC to purchase the assets. Subsequent to the closing, the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $35,564 and $21,857 as of October 31, 2013 and 2012, respectively.  The prepaid coffee balance was $439,290 and $150,000 as of October 31, 2013 and 2012, respectively.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based    discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	2013	2012
Allowance for doubtful accounts	$65,000	$126,674
Reserve for other allowances	35,000	47 ,000
Reserve for sales discounts	44,000	40,000
Totals	$144,000	$213,674

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
OCTOBER 31, 2013 AND 2012

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2013	2012

Option contracts	$(188,819)	$253,369
Future contracts	(795,221)	(1,620,758)
Commodities due to broker	$(984,040)	$(1,367,389)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2013, the Company held 149 futures contracts (generally with terms of three to four months) for the purchase of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.08 per pound at that date. The Company also held 120 options (generally with terms of two months or less) covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $244,800.

At October 31, 2012, the Company held 319 futures contracts (generally with terms of three to four months) for the purchase of 11,962,500 pounds of green coffee at a weighted average price of $1.66 and $1.86 per pound.  The fair market value of coffee applicable to such contracts was $1.55 to $1.65 per pound at that date.

Included in cost of sales for the years ended October 31, 2013 and 2012, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2013	2012
Gross realized gains	$1,836,103	$4,112,394
Gross realized (losses)	(8,044,751)	(4,779,697)
Unrealized gains (losses)	383,349	500,169
Total	$(5,825,299)	$(167,134)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2013 and 2012, the Company has determined that an impairment did not exist.

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

CUSTOMER LIST AND RELATIONSHIPS:

The Company’s customer lists and relationships consist of specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over   their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $169,853 and $85,382 for the years ended October 31, 2013 and 2012, respectively.

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the years ended October 31, 2013 and 2012.  The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,372,309 and 6,639,309 at October 31, 2013 and 2012, respectively.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have been included in the October 31, 2012 diluted earnings per share calculation because of their dilutive impact.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

	2013	2012

Net (Loss) income	$(1,480,235)	$2,485,677

BASIC EARNINGS:
Weighted average number of common shares
outstanding	6,372,309	6,372,309

Basic (loss) earnings per common share	$(0.23)	$0.39

DILUTED EARNINGS:
Weighted average number of common shares
outstanding	6,372,309	6,372,309
Warrants	-	267,000
Weighted average number of common shares
outstanding - as adjusted	6,372,309	6,639,309

Diluted (loss) earnings per common share	$(0.23)	$0.37

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,432,000 and $1,464,000 for the years ended October 31, 2013 and 2012, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2013 and 2012, the Company had approximately $2,038,638 and $4,707,815 in excess of FDIC   insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2013 and 2012, the Company had approximately $1,706,745 and $2,211,371 in excess of SIPC insured limits, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

See Note 9 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated.  Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $195,452 and $166,668 is included as deferred rent payable as of October 31, 2013 and 2012, respectively.

EQUITY METHOD OF ACCOUNTING:

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company.  All intercompany profits are eliminated.  Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’sConsolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Loss from equity method investments” in the Consolidated Statements of Income.  The Company’s carrying value in an equity method Investee company is reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

The Company’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 40% interest in Global Mark LLC, which is engaged in the supply of instant coffee and related products, which interest was terminated on December 10, 2012 as described in Note 1; and (2) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees.  The investments in these companies amounted to $2,100,000.  The loss recognized amounted to $105,781 and $168,069 for the years ended October 31, 2013 and 2012, respectively.  The net value of these investments as presented on the Company’s consolidated balance sheet at October 31, 2013 and 2012 was $98,178 and $1,931,931, respectively.

NOTE   3   -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE   3   -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

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

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  There has not been a material effect to the Company.

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

NOTE  4   - INVENTORIES:

     Inventories at October 31, 2013 and 2012 consisted of the following:

	2013	2012
Packed coffee	$1,873,982	$1,753,314
Green coffee	6,818,261	8,989,763
Packaging supplies	680,775	560,504
Totals	$9,373,018	$11,303,581

NOTE  5   - MACHINERY AND EQUIPMENT:

    Machinery and equipment at October 31, 2013 and 2012 consisted of the following:

	Estimated Useful Life	2013	2012
Improvements	3-31.5 years	$172,506	$164,006
Machinery and equipment	7 years	4,481,050	3,767,500
Furniture and fixtures	7 years	537,696	491,716
		5,191,252	4,423,222
Less, accumulated depreciation		3,130,902	2,631,468
		$2,060,350	$1,791,754

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 5  -  MACHINERY AND EQUIPMENT (cont’d):

Depreciation expense totaled $506,934 and $447,404 for the years ended October 31, 2013 and 2012, respectively.

NOTE 6 -	LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at October 31, 2013 and 2012).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  On May 10, 2013, the credit facility was extended until February 17, 2015.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2013 and 2012.

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

Triodos Bank is one of the world’s leading sustainable banks, with a mission to make money work for positive social, environmental and cultural change.  Triodos has offices in the Netherlands, Germany, Spain, UK and Belgium.  The Company initiated a corporate guarantee on April 15, 2011 to Triodos Sustainable Trade Fund (“TSTF”) up to a maximum amount of $250,000.  TSTF provides financing to two coffee growing cooperatives up to a maximum of $1,000,000 based upon relationships established with OPTCO.

As of October 31, 2013 and October 31, 2012, the outstanding balance under the bank line of credit was $1,229,182 and $562,500, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 7 - INCOME TAXES:

The Company’s (benefit) provision for income taxes in 2013 and 2012 consisted of the following:

	2013	2012

Current
Federal	$(60,108)	$1,145,145
State and local	181,341	134,736
	121,233	1,279,881

Deferred
Federal	(516,000)	211,000
State and local	1,000	(20,500)
	(515,000)	190,500
Income tax (benefit) expense	$(393,767)	$1,470,381

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	2013	2012
Tax at the federal statutory rate of 34%	$(585,362)	$1,378,625
Non controlling interest	(51,800)	(33,600)
Amortization	(14,903)	(14,900)
Section 199	(20,400)	(23,100)
Accrual adjustments	(60,108)	50,430
Other permanent differences	219,121	24,000
State and local tax, net of federal	119,685	88,926

Provision for income taxes	$(393,767)	$1,470,381

Effective income tax rate	(23)%	36%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 7 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred tax assets:
Accounts receivable	$54,553	$77,543
Net operating loss	866,000	-
Unrealized loss	372,791	580,390
Inventory	37,322	44,722

Total current deferred tax asset	$1,330,666	$702,655

Non-current deferred tax assets:
Deferred rent	74,044	60,484
Deferred compensation	195,290	191,861

Total non-current deferred tax asset	$269,334	$252,345

Total deferred tax asset	$1,600,000	$955,000

Non-current deferred tax liability:
Fixed assets	415,000	285,000

Total deferred tax liabilities	$415,000	$285,000

As of October 31, 2013 and 2012, the company has approximately $2,500,000 and $0 respectively, of federal and state net operating loss (“NOLs”) carryovers available to offset future taxable income, which expire beginning in October 31, 2033.  In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryovers may be subject to annual limitations in the event of a change in control.

 A valuation allowance was not provided at October 31, 2013 or 2012.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 7 -  INCOME TAXES (cont’d):

As of October 31, 2013 and 2012, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2013 and 2012, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Kansas, New Jersey, New York, Texas, Rhode Island, South Carolina and Oregon state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2010.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.  The Company’s Oregon, New York, Kansas and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

                OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2013 and 2012.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $146,423 and $147,696 for the years ended October 31, 2013 and 2012, respectively.  The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In May 2010, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning May 17, 2010, expired on June 1, 2012.  Rent charged to operations amounted to $15,900 for the year ended October 31, 2012.

In March 2012, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning April 1, 2012, expires on March 31, 2015.  Rent charged to operations amounted to $35,362 and $23,392 for the years ended October 31, 2013 and 2012, respectively.

The aggregate minimum future lease payments as of October 31, 2013 for each of the next five years and thereafter are as follows:

October 31,

2014	$268,276
2015	252,643
2016	243,021
2017	248,738
2018	254,683
Thereafter	1,422,404

$2,689,765

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE  8 - COMMITMENTS AND CONTINGENCIES (cont’d):

         401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $60,759 and $64,327 for the years ended October 31, 2013 and 2012, respectively.

NOTE 9 - ECONOMIC DEPENDENCY:

Approximately 60% of the Company’s sales were derived from one customer during the year ended October 31, 2013.  This customer also accounted for approximately $6,277,000 or 51% of the Company’s accounts   receivable balance at October 31, 2013.   Approximately 62% of the Company’s sales were derived from one customer during the year ended October 31, 2012.  This customer also accounted for approximately $6,257,000 or 49% of the Company’s accounts receivable balance at October 31, 2012.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2013, approximately 75% of the Company’s purchases were from ten vendors.   Two of these vendors accounted for 53% of total purchases.  These two vendors accounted for approximately $4,122,000 of the Company’s accounts payable at October 31, 2013.  For the year ended October 31, 2012, approximately 80% of the Company’s purchases were from ten vendors.  Two of these vendors accounted for 49% of total purchases.  These two vendors accounted for approximately $6,095,000 of the Company’s accounts payable at October 31, 2012.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2013 and 2012 of $475,620 and $577,446, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $31,183,000 and $31,900,000 for the years ended October 31, 2013 and 2012, respectively.  The corresponding accounts payable balance to this vendor was approximately $1,139,000 and $2,460,000 at October 31, 2013 and 2012, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2013 and 2012 was $515,498 and $528,687, respectively.  Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2013 and 2012, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 11 -STOCKHOLDERS’ EQUITY:

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

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2013 and 2012.

b.	Dividends. On December 27, 2012, the Company paid a cash dividend of $387,379 ($0.06 per share) to all stockholders of record as of December 15. On October 26, 2012, July 26, 2012, April 30, 2012 and January 26, 2012 the Company paid a cash dividend of $193,689 ($0.03 per share) to all stockholders of record as of October 16, 2012, July 16, 2012, April 17, 2012 and January 16, 2012. On June 30, 2013, the Company announced that the Board elected to terminate the dividend program.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 12 -  FAIR VALUE MEASUREMENTS (cont’d):

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

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

		Fair Value Measurements as of October 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	515,498	515,498	–	–
Total Assets	$515,498	$515,498	–	–

Liabilities:
Commodities – Options	(188,819)		(188,819)
Commodities – Futures	(795,221)	–	(795,221)	–
Total Liabilities	$(984,040)	–	$(984,040)	–

		Fair Value Measurements as of October 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$334,221	$334,221	–	–
Equities	194,466	194,466	–	–
Commodities – Options	253,369	–	253,369	–
Total Assets	$782,056	$528,687	$253,369	–

Liabilities:
Commodities – Futures	(1,620,758)	–	(1,620,758)	–
Total Liabilities	$(1,620,758)	–	$(1,620,758)	–

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012

NOTE 13 - SUBSEQUENT EVENT:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.