Form 10-Q
period 2014-01-31
COFFEE HOLDING CO INC
filed 2014-03-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2014
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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at March 14, 2014.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2014 AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013

- ASSETS -
CURRENT ASSETS:
Cash	$4,532,936	$4,035,669
Accounts receivable, net of allowances of $144,000 for 2014 and 2013	10,037,140	12,362,792
Inventories	8,966,557	9,373,018
Prepaid green coffee	620,960	439,290
Prepaid expenses and other current assets	429,083	336,494
Prepaid and refundable income taxes	592,613	1,000,317
Deferred income tax asset	906,606	1,330,666
TOTAL CURRENT ASSETS	26,085,895	28,878,246

Machinery and equipment, at cost, net of accumulated depreciation of $3,277,275 and $3,130,902 for 2014 and 2013, respectively	2,037,851	2,060,350
Customer list and relationships, net of accumulated amortization of $28,125 and $26,250 for 2014 and 2013, respectively	121,875	123,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	97,996	98,178
Deposits and other assets	618,511	618,498
TOTAL ASSETS	$29,582,128	$32,399,022

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,240,419	$7,244,822
Line of credit	-	1,229,182
Due to broker	-	984,040
Income taxes payable	200	-
TOTAL CURRENT LIABILITIES	5,240,619	9,458,044

Deferred income tax liabilities	135,706	145,666
Deferred rent payable	200,329	195,452
Deferred compensation payable	515,511	515,498
TOTAL LIABILITIES	6,092,165	10,314,660
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2014 and 2013	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	7,483,373	6,111,633
Less: Treasury stock, 84,007 common shares, at cost for 2014 and 2013	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,121,805	21,750,065
Noncontrolling interest	368,158	334,297
TOTAL EQUITY	23,489,963	22,084,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,582,128	$32,399,022

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

	January 31, 2014	January 31, 2013
NET SALES	$27,346,347	$31,318,804

COST OF SALES (which include purchases of approximately $5.0 million and $9.7 million for the three months ended January 31, 2014 and 2013, respectively, from a related party)	23,227,722	27,636,207

GROSS PROFIT	4,118,625	3,682,597

OPERATING EXPENSES:
Selling and administrative	1,710,612	1,765,241
Officers’ salaries	159,100	129,937
TOTAL	1,869,712	1,895,178

INCOME FROM OPERATIONS	2,248,913	1,787,419

OTHER INCOME (EXPENSE):
Interest income	883	7,579
Loss from equity method investments	(182)	(104,437)
Interest expense	(18,088)	(38,399)
TOTAL	(17,387)	(135,257)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	2,231,526	1,652,162

Provision for income taxes	825,925	635,484

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,405,601	1,016,678
Less: net income attributable to the non-controlling interest in subsidiary	(33,861)	(79,141)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,371,740	$937,537

Basic earnings per share	$0.22	$0.15

Diluted earnings per share	$0.21	$0.14

Dividends declared per share	$0.0	$0.06

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309
Diluted	6,639,309	6,639,309

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

	January 31, 2014	January 31, 2013
OPERATING ACTIVITIES:
Net income	$1,405,601	$1,016,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,248	117,616
Unrealized (gain) on commodities	(1,179,594)	(453,882)
Loss on equity method investments	182	104,437
Deferred rent	4,877	4,012
Deferred income taxes	414,100	202,000
Changes in operating assets and liabilities:
Accounts receivable	2,325,651	2,409,537
Inventories	406,461	1,565,618
Prepaid expenses and other current assets	102,965	53,558
Prepaid green coffee	(181,670)	(55,000)
Prepaid and refundable income taxes	407,704	10,657
Accounts payable and accrued expenses	(2,004,402)	(4,516,084)
Deposits and other assets	-	1,873
Income taxes payable	200	74,993
Net cash provided by operating activities	1,850,323	536,013

INVESTING ACTIVITIES:
Proceeds from disposition of equity method investment	-	232,069
Purchases of machinery and equipment	(123,874)	(68,394)
Net cash (used in) provided by investing activities	(123,874)	163,675

FINANCING ACTIVITIES:
Advances under bank line of credit	40,202	3,441,192
Principal payments under bank line of credit	(1,269,384)	(3,050,121)
Payment of dividend	-	(387,377)
Net cash (used in) provided by financing activities	(1,229,182)	3,694

NET INCREASE IN CASH	497,267	703,382

CASH, BEGINNING OF PERIOD	4,035,669	7,568,583

CASH, END OF PERIOD	$4,532,936	$8,271,965

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$21,225	$41,191
Income taxes paid	$5,089	$347,834

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2014	2013

Inventory received	$-	$503,500
Settlement of accounts payable	-	992,402
Total noncash proceeds	$-	$1,495,902

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 1    BUSINESS ACTIVITIES (cont’d):

On May 17, 2010, the Company entered into an asset purchase agreement with Organic Products Trading Company, Inc. to purchase certain assets.  The Company formed a wholly-owned subsidiary, Coffee Holding Acquisition Company, LLC to purchase the assets. Subsequent to the closing, the Company changed the name of the subsidiary to Organic Products Trading Company, LLC (“OPTCO”).  The financial statements of OPTCO are consolidated with those of the Company.

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

NOTE 2    BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 24, 2014 for the fiscal year ended October 31, 2013 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2014, and results of operations for the three months ended January 31, 2014 and 2013 and the cash flows for the three months ended January 31, 2014 and 2013, as applicable, have been made.

The results of operations for the three months ended January 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 4   PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $883 and $7,579 for the three months ended January 31, 2014 and 2013, respectively.  The prepaid coffee balance was $620,960 at January 31, 2014 and $439,290 at October 31, 2013.

NOTE 5   ACCOUNTS RECEIVABLE:

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	January 31, 2014	October 31, 2013
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6    INVENTORIES:

Inventories at January 31, 2014 and October 31, 2013 consisted of the following:

	January 31, 2014	January 31, 2013
Packed coffee	$1,830,197	$1,873,982
Green coffee	6,399,585	6,818,261
Packaging supplies	736,775	680,775
Totals	$8,966,557	$9,373,018

NOTE 7    COMMODITIES HELD BY BROKER:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 7   COMMODITIES HELD BY BROKER (cont’d)

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2014	October 31, 2013

Option Contracts	(113,587)	(188,819)
Future Contracts	309,141	(795,221)
Total Commodities	195,554	(984,040)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2014, the Company held 47 futures contracts for the purchase of 1,762,500 pounds of green coffee at a weighted average price of $1.1390 per pound.  The fair market value of coffee applicable to such contracts was $1.2520 per pound at that date.

At October 31, 2013, the Company held 149 futures contracts for the purchase of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.08 per pound at that date.  The Company also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $244,800

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2014	2013
Gross realized gains	$820,982	$767,057
Gross realized losses	(971,255)	(1,193,058)
Unrealized gains	1,179,594	453,882
Total	$1,029,321	$27,881

NOTE 8    LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at January 31, 2014 and October 31, 2013).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The terms of the credit facility provide that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  On May 10, 2013, the credit facility was extended until February 17, 2015.  The credit facility is secured by all tangible and intangible assets of the Company.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 8    LINE OF CREDIT (cont’d):

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at January 31, 2014 and October 31, 2013.

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

As of January 31, 2014 and October 31, 2013, the outstanding balance under the bank line of credit was $0 and $1,229,182, respectively.

NOTE 9    INCOME TAXES:

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of  January 31, 2014 and October 31, 2013, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2014 and October 31, 2013, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Kansas, Oregon, Rhode Island, South Carolina and Texas state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2010.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2007.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 10    EARNINGS PER SHARE:

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three months ended January 31, 2014 and 2013. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 for the three months ended January 31, 2014 and 2013.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have been included in the diluted earnings per share calculation because of their dilutive impact.

NOTE 11   ECONOMIC DEPENDENCY:

Approximately 55% of the Company’s sales were derived from one customer during the three months ended January 31, 2014.  This customer also accounted for approximately $4,081,000 of the Company’s accounts receivable balance at January 31, 2014.  Approximately 51% of the Company’s sales were derived from one customer during the three months ended January 31, 2013.  This customer also accounted for approximately $3,350,000 of the Company’s accounts receivable balance at January 31, 2013.  Approximately 60% of the Company’s sales were derived from one customer during the year ended October 31, 2013.  This customer also accounted for approximately $6,277,000 of the Company’s accounts receivable balance at October 31, 2013.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2014, approximately 61% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,058,000 of the Company’s accounts payable at January 31, 2014.  For the three months ended January 31, 2013, approximately 60% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,500,000 of the Company’s accounts payable at January 31, 2013. For the year ended October 31, 2013, approximately 75% of the Company’s purchases were from ten vendors.  Two of these vendors accounted for 53% of total purchases.  These two vendors accounted for approximately $4,122,000 of the Company’s accounts payable at October 31, 2013.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12   RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2014 and 2013 of $107,067 and $94,588, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $5,000,000 and $9,700,000 for the three months ended January 31, 2014 and 2013, respectively.  The corresponding accounts payable balance to this vendor was approximately $1,419,000 and $2,373,000 at January 31, 2014 and 2013, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at January 31, 2014 and October 31, 2013 were $515,511 and $515,498, respectively.

NOTE 13    STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  In January 2014, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.  The Company did not purchase any shares during the three months ended January 31, 2014 and 2013.

b.	Dividends: On December 27, 2012, the Company paid a cash dividend of $387,379 ($0.06 per share) to all stockholders of record as of December 15, 2012.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 14    FAIR VALUE MEASUREMENTS:

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

		Fair Value Measurements as of January 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,511	$515,511	–	–
Commodities Futures	309,141	–	309,141	–
Total Assets	$824,652	$515,511	$309,141	–

Liabilities:
Commodities Options	(113,587)	–	(113,587)	–
Total Liabilities	$(113,587)	–	$(113,587)	–

		Fair Value Measurements as of October 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,498	$515,498	-	–
Total Assets	$515,498	$515,498	-	–

Liabilities:
Commodities Options	(188,819)		(188,819)
Commodities Futures	(795,221)	–	(795,221)	–
Total Liabilities	$(984,040)	–	$(984,040)	–

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014 AND 2013
(Unaudited)

NOTE 15    SUBSEQUENT EVENTS:

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

● the effectiveness of our hedging policy may impact our profitability;

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

● the volatility of our common stock; and

● other risks which we identify in our filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward-looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances that occur after the date of this quarterly report.

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

● the roasting, blending, packaging and sale of our eight brands of coffee.

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

● Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $100,000 for the quarter ended January 31, 2014. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

● Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $90,000 for the quarter ended January 31, 2014.

● We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2014 of $770,900 may require a valuation allowance if we do not generate taxable income.

● Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At January 31, 2014 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$121,875
Trademarks	$180,000
Goodwill	$440,000
$741,875

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

Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Net Income. We had net income of $1,371,740, or $0.22 per share basic and $0.21 per share diluted, for the three months ended January 31, 2014 compared to net income of $937,537 or $0.15 per share basic and $0.14 per share diluted, for the three months ended January 31, 2013. The increase in net income reflects increased profitability on our sales.

Net Sales. Net sales totaled $27,346,347 for the three months ended January 31, 2014, a decrease of $3,972,457, or 13%, from $31,318,804 for the three months ended January 31, 2013. The decrease in net sales reflects lower coffee prices as coffee prices continued to decrease on an unabated slide to a seven year low during the same period, partially offset by a 13.7% increase in pounds of green coffee sold as our business continued to shift to sales of green coffee from private label sales.

Cost of Sales. Cost of sales for the three months ended January 31, 2014 was $23,227,722 or 84.9% of net sales, as compared to $27,636,207 or 88.2% of net sales for the three months ended January 31, 2013. The decrease in cost of sales reflects lower prices paid for green coffee during this period compared to the same period during 2013.

Gross Profit. Gross profit increased $436,028 to $4,118,625 for the three months ended January 31, 2014 as compared to gross profit of $3,682,597 for the three months ended January 31, 2013. Gross profit as a percentage of net sales increased by 3.3% for the three months ended January 31, 2014, as compared to gross profit as a percentage of net sales for the three months ended January 31, 2013. The increase in our margins primarily reflects unrealized gains in our hedging activities and lower prices paid for green coffee during this period compared to the same period during 2013.

Operating Expenses. Total operating expenses decreased by $25,466, or 1.3%, to $1,869,712 for the three months ended January 31, 2014 as compared to operating expenses of $1,895,178 for the three months ended January 31, 2013. The decrease in operating expenses was due to a decrease in selling and administrative expenses of $54,629, partially offset by an increase in officers’ salaries of $29,163.

Other Expense. Other expenses decreased by $117,870 to $17,387 for the three months ended January 31, 2014 compared to other expenses of $135,257 for the three months ended January 31, 2013. Interest income decreased by $6,696, interest expense decreased by $20,311 and the loss on equity investment decreased by $104,255 for the three months ended January 31, 2014. The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit and the reduction of our interest rate under our credit facility.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2014 totaled $825,925 compared to a provision of $635,484 for the three months ended January 31, 2013. The increase reflects higher pre-tax income for the quarter.

Liquidity and Capital Resources

As of January 31, 2014, we had working capital of $20,845,276, which represented a $1,425,074 increase from our working capital of $19,420,202 as of October 31, 2013, and total stockholders’ equity of $23,121,805, which increased by $1,371,740 from our total stockholders’ equity of $21,750,065 as of October 31, 2013. Our working capital increased primarily due to a decrease of $2,004,403 in accounts payable and accrued expenses, a decrease of $1,229,182 in our line of credit, a decrease of $984,000 in due to broker, partially offset by a decrease of $2,325,652 in accounts receivable, a decrease of $406,461 in our inventories. At January 31, 2014, the outstanding balance on our line of credit was $0 compared to $1,229,182 at October 31, 2013. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income.

For the three months ended January 31, 2014, our operating activities provided net cash of $1,850,323 as compared to the three months ended January 31, 2013 when operating activities provided net cash of $536,013. The increased cash flow from operations for the three months ended January 31, 2014 was primarily due to an increase in net income of $388,923, an increase in deferred income taxes of $212,100 and a decrease in accounts payable and accrued expenses of $2,511,682.

For the three months ended January 31, 2014, our investing activities used net cash of $123,874 as compared to the three months ended January 31, 2013 when net cash provided by investing activities was $163,675. The decrease in our uses of cash in investing activities was primarily due to our recovery of our equity investment in Global Mark LLC in 2013 partially offset by our increased purchases of equipment in 2014.

For the three months ended January 31, 2014, our financing activities used net cash of $1,229,182 compared to net cash provided by financing activities of $3,694 for the three months January 31, 2013. The change in cash flow from financing activities for the three months ended January 31, 2014 was primarily due to the reduced need for borrowing under our credit facility and partially offset by the payment of dividends of $387,377 during the three months ended January 31, 2013.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate of 4.25% at January 31, 2014 and 2013.

On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The terms of the credit facility provide that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%). On May 10, 2013, the credit facility was extended until February 17, 2015. The credit facility is secured by all our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at January 31, 2014 and October 31, 2013.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2014, our debt was zero. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K filed with the SEC on January 24, 2014.

As of January 31, 2014, we held 47 futures contracts covering an aggregate of 1,762,500 pounds of green coffee beans at a weighted average price of $1.1390 per pound. The fair market value of coffee applicable to such contracts was $1.2520 per pound at that date. At October 31, 2013, the Company held 149 futures contracts covering an aggregate of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound. The fair market value of coffee applicable to such contracts was $1.08 per pound at that date.  At October 31, 2013, the Company also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $244,800.

ITEM 4. CONTROLS AND PROCEDURES.

Management, including our President, Chief Executive Officer who is also the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act are (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated, as is appropriate, to the Company’s management, including its President and Chief Executive Officer, who is also the Chief Financial Officer, to allow timely discussions regarding disclosure.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended January 31, 2014 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2014, the Board of Directors authorized us to purchase up to $1 million of shares of our outstanding common stock under a share repurchase program from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.  As of January 31, 2014, no shares have been purchased under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1           Principal Executive Officer and Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Principal Executive Officer and Principal Financial Officer's Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March  14, 2014.

COFFEE HOLDING CO., INC.

Date: March 14, 2014	By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer and Chief Financial Officer