Form 10-Q
period 2014-04-30
COFFEE HOLDING CO INC
filed 2014-06-10
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2014
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

6,372,309 shares of common stock, par value $0.001 per share, are outstanding at June 7, 2014.

ITEM 1.    FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2014 AND OCTOBER 31, 2013

	April 30, 2014	October 31, 2013
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$6,421,815	$4,035,669
Accounts receivable, net of allowances of $144,000 for 2014 and 2013	11,286,799	12,362,792
Inventories	10,207,348	9,373,018
Prepaid green coffee	100,000	439,290
Prepaid expenses and other current assets	588,114	336,494
Prepaid and refundable income taxes	26,271	1,000,317
Deferred income tax, net	21,748	1,330,666
TOTAL CURRENT ASSETS	28,652,095	28,878,246
Machinery and equipment, at cost, net of accumulated depreciation of $3,421,438 and $3,130,902 for 2014 and 2013, respectively	1,935,228	2,060,350
Customer list and relationships, net of accumulated amortization of $30,000 and $26,250 for 2014 and 2013, respectively	120,000	123,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investment	98,089	98,178
Deposits and other assets	618,523	618,498
TOTAL ASSETS	$32,043,935	$32,399,022
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,278,287	$7,244,822
Line of credit	-	1,229,182
Due to broker	-	984,040
Income taxes payable	216,658	-
TOTAL CURRENT LIABILITIES	6,494,945	9,458,044

Deferred income tax liabilities	127,548	145,666
Deferred rent payable	203,433	195,452
Deferred compensation payable	515,523	515,498
TOTAL LIABILITIES	7,341,449	10,314,660
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,372,309 shares outstanding for 2014 and 2013	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	8,744,593	6,111,633
Less: Treasury stock, 84,007 common shares, at cost for 2014 and 2013	(272,133)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,383,025	21,750,065
Non-controlling interest	319,461	334,297
TOTAL EQUITY	24,702,486	22,084,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,043,935	$32,399,022

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013
NET SALES	$52,745,098	$68,004,850	$25,398,751	$36,686,047

COST OF SALES (including $9.1 and $18.4 million of related party costs for the six months ended April 30, 2014 and 2013, respectively. Including $4.1 and $8.7 million for the three months ended April 30, 2014 and 2013, respectively.)	44,667,209	62,936,854	21,439,484	35,301,868

GROSS PROFIT	8,077,889	5,067,996	3,959,267	1,384,179

OPERATING EXPENSES:
Selling and administrative	3,434,249	3,519,614	1,723,641	1,753,155
Officers’ salaries	300,200	271,037	141,100	141,100
TOTAL	3,734,449	3,790,651	1,864,741	1,894,255

INCOME (LOSS) FROM OPERATIONS	4,343,440	1,277,345	2,094,526	(510,076)

OTHER INCOME (EXPENSE)
Interest income	16,796	17,805	15,913	10,226
Gain (loss) from equity method investment	(89)	(105,046)	93	(609)
Interest expense	(26,069)	(60,779)	(7,981)	(22,379)
TOTAL	(9,362)	(148,020)	8,025	(12,762)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	4,334,078	1,129,325	2,102,551	(522,838)

Provision (benefit) for income taxes	1,663,953	507,510	838,028	(127,974)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	2,670,125	621,815	1,264,523	(394,864)
Less: Net (income) attributable to the non-controlling interest	(37,165)	(79,790)	(3,303)	(648)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,632,960	$542,025	$1,261,220	$(395,512)

Basic earnings (loss) per share	$.41	$.09	$.20	$(.06)
Diluted earnings (loss) per share	$.40	$.08	$.19	$(.06)
Dividends declared per share	$.00	$.06	$.00	$.00

Weighted average common shares outstanding:
Basic	6,372,309	6,372,309	6,372,309	6,372,309
Diluted	6,639,309	6,639,309	6,639,309	6,372,309

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2014 AND 2013
(Unaudited)

	2014	2013
OPERATING ACTIVITIES:
Net income	$2,670,125	$621,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,723	234,476
Unrealized gain on commodities	(1,173,103)	(30,555)
Loss on equity method investment	89	989
Loss on disposition of equity method investment	-	104,057
Deferred rent	7,981	8,023
Deferred income taxes	1,290,800	39,000
Changes in operating assets and liabilities:
Accounts receivable	1,075,993	1,906,712
Inventories	(834,330)	3,055,239
Prepaid expenses and other current assets	(62,557)	44,076
Prepaid green coffee	339,290	(309,473)
Prepaid and refundable income taxes	974,046	(402,967)
Accounts payable and accrued expenses	(966,536)	(4,023,176)
Deposits and other assets	-	6,746
Income taxes payable	216,658	(20,752)
Net cash provided by operating activities	3,834,179	1,234,210

INVESTING ACTIVITIES:
Proceeds from disposition of equity method investment	-	232,069
Purchases of machinery and equipment	(166,851)	(469,844)
Net cash used in investing activities	(166,851)	(237,775)

FINANCING ACTIVITIES:
Advances under bank line of credit	48,814	3,466,969
Principal payments under bank line of credit	(1,277,996)	(4,029,469)
Distribution to non-controlling interest	(52,000)	-
Payment of dividend	-	(387,377)
Net cash used in financing activities	(1,281,182)	(949,877)

NET INCREASE IN CASH	2,386,146	46,558

CASH, BEGINNING OF PERIOD	4,035,669	7,568,583

CASH, END OF PERIOD	$6,421,815	$7,615,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$29,836	$64,177
Income taxes paid	$8,500	$477,991

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2014 AND 2013
(Unaudited)

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2014	2013

Inventory received	$-	$503,500
Settlement of accounts payable	-	992,402
Total noncash proceeds	$-	$1,495,902

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
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

The Company’s wholesale green, private label, and branded coffee product categories generate revenues and cost of sales individually but incur selling, general and administrative expenses in the aggregate. There are no individual product managers and discrete financial information is not available for any of the product lines. The Company’s product portfolio is used in one business and it operates and competes in one business activity and economic environment. In addition, the three product lines share customers, manufacturing resources, sales channels and marketing support. As a result, the Company considers the three product lines to be one single reporting segment.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  1    BUSINESS ACTIVITIES (cont’d):

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

The following (a) condensed consolidated balance sheet as of October 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 24, 2014 for the fiscal year ended October 31, 2013 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2014, and results of operations for the three and six months ended April 30, 2014 and 2013 and the cash flows for the six months ended April 30, 2014 and 2013, as applicable, have been made.

The results of operations for the three and six months ended April 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  3   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption.

During the second quarter, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

The amendments in this ASU provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.

To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.

Effective: For fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted.

NOTE  4    PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $16,796 and $17,805 for the six months ended April 30, 2014 and 2013, respectively and $15,913 and $10,266 for the three months ended April 30, 2014 and 2013, respectively.  The prepaid coffee balance was $100,000 at April 30, 2014 and $439,290 at October 31, 2013.

NOTE  5    ACCOUNTS RECEIVABLE:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	April 30,	October 31,
	2014	2013
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  6    INVENTORIES:

Inventories at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Packed coffee	$1,779,843	$1,873,982
Green coffee	7,684,878	6,818,261
Packaging supplies	742,627	680,775
Totals	$10,207,348	$9,373,018

NOTE  7    COMMODITIES HELD BY BROKER:

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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2014	October 31, 2013

Option Contracts	$298,722	$(188,819)
Future Contracts	(109,659)	(795,221)
Total Commodities	$189,063	$(984,040)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2014, the Company held 80 options covering an aggregate of 3,000,000 pounds of green coffee beans at $1.975 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $349,950.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  7    COMMODITIES HELD BY BROKER (cont’d):

At October 31, 2013, the Company held 149 futures contracts for the purchase of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.08 per pound at that date.  The Company also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $244,800.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2014	2013
Gross realized gains	$1,334,861	$384,950
Gross realized losses	(933)	(1,312,556)
Unrealized losses	(6,492)	(423,328)
Total	$1,327,436	$(1,350,934)

	Six Months Ended April 30,
	2014	2013
Gross realized gains	$2,155,843	$1,152,007
Gross realized losses	(972,188)	(2,505,614)
Unrealized gains	1,173,102	30,555
Total	$2,356,757	$(1,323,052)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  8    LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (4.25% at April 30, 2014 and October 31, 2013).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least 90 days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus 1%. On May 10, 2013, the credit facility was extended until February 17, 2015.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2014 and October 31, 2013.

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

As of April 30, 2014 and October 31, 2013, the outstanding balance under the bank line of credit was $0 and $1,229,182, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of April 30, 2014 and October 31, 2013, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 30, 2014 and October 31, 2013, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in Accounting Standards Codification Topic 260, Earnings Per Share, issued by FASB and certain other financial accounting pronouncements.  Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding.   Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,372,309 for the three and six months ended April 30, 2014 and 2013. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,639,309 for the three and six months ended April 30, 2014 and 2013.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have been included in the diluted earnings per share calculation because of their anti-dilutive impact.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  11   ECONOMIC DEPENDENCY:

Approximately 52% of the Company’s sales were derived from one customer during the six months ended April 30, 2014.  This customer also accounted for approximately $5,575,000 of the Company’s accounts receivable balance at April 30, 2014.  Approximately 57% of the Company’s sales were derived from one customer during the six months ended April 30, 2013.  This customer also accounted for approximately $5,014,000 of the Company’s accounts receivable balance at April 30, 2013.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2014, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,686,000 of the Company’s accounts payable at April 30, 2014.  For the six months ended April 30, 2013, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,403,000 of the Company’s accounts payable at April 30, 2013. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 50% of the Company’s sales were derived from one customer during the three months ended April 30, 2014.  Approximately 62% of the Company’s sales were derived from one customer during the three months ended April 30, 2013.

For the three months ended April 30, 2014, approximately 68% of the Company’s purchases were from four vendors.  For the three months ended April 30, 2013, approximately 66% of the Company’s purchases were from four vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE  12   RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2014 of $115,277 and $222,344, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $9,100,000 and $4,100,000 for the six and three months ended April 30, 2014 and $18,400,000 and $8,700,000 for the six and three months ended April 30, 2013.  The corresponding accounts payable balance to this vendor was approximately $569,000 and $1,777,000 at April 30, 2014 and 2013, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s President, Chief Executive Officer and Chief Financial Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at April 30, 2014 and October 31, 2013 were $515,523 and $515,498, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  13    STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the six months ended April 30, 2014 and 2013.

b.	Dividends. On December 27, 2012, the Company paid a cash dividend of $387,377 ($0.06 per share) to all stockholders of record as of December 15, 2012.

NOTE  14    FAIR VALUE MEASUREMENTS:

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

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its investment assets as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(UNAUDITED)

NOTE  14    FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of April 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,523	$515,523	–	–
Equities	–	–	–	–
Commodities Options	298,722	–	298,722	–
Total Assets	$814,245	$515,523	298,722	–

Liabilities:
Commodities Futures	(109,659)	–	(109,659)	–
Total Liabilities	$(109,659)	–	$(109,659)	–

		Fair Value Measurements as of October 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,498	$515,498	-	–
Total Assets	$515,498	$515,498	-	–

Liabilities:
Commodities Options	(188,819)		(188,819)
Commodities Futures	(795,221)	–	(795,221)	–
Total Liabilities	$(984,040)	–	$(984,040)	–

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisitions of certain assets of Premier Roasters, LLC, which included equipment and a roasting facility in La Junta, Colorado, a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the acquisition with Organic Products and the expansion of our Café Caribe and Supremo brands. We believe these efforts will allow us to expand our business.

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

We have used, and continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increase of our losses. See Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●
We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because (i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, (ii) any risk of loss is covered by the customers’ insurance, (iii) there is persuasive evidence of a sales arrangement, (iv) the sales price is determinable and (v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional 1% of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $113,000 for the quarter ended April 30, 2014. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional 1% of potential inventory writedown would have decreased operating income by approximately $102,000 for the quarter ended April 30, 2014.

●
We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax liability as of April 30, 2014 of $105,800 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer lists and relationships and trademarks acquired from OPTCO. At April 30, 2014, our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$120,000
Trademarks	180,000
Goodwill	440,000

Total	$740,000

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

Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

Net Income. We had net income of $1,261,220, or $0.20 per share basic and $0.19 per share diluted, for the three months ended April 30, 2014 compared to a net loss of $395,512, or ($0.06) per share basic and diluted, for the three months ended April 30, 2013. The increase in net income reflects increased profitability on our sales.

Net Sales. Net sales totaled $25,398,751 for the three months ended April 30, 2014, a decrease of $11,287,296, or 30.8%, from $36,686,047 for the three months ended April 30, 2013. The decrease in net sales primarily reflected a decrease of 20% in pounds of green coffee sold during the quarter as compared to the quarter ended April 30, 2013.  We believe that the decrease in pounds sold resulted from a decrease in purchases by customers as a result of market volatility and a significant increase in coffee prices during the quarter.

Cost of Sales. Cost of sales for the three months ended April 30, 2014 was $21,439,484 or 84.4% of net sales, as compared to $35,301,868 or 96.2% of net sales for the three months ended April 30, 2013. The decrease in cost of sales reflects favorable inventory positions and increased coffee prices which allowed for improved margins during the quarter.

Gross Profit. Gross profit increased by $2,575,088, or 186%, to $3,959,267 for the three months ended April 30, 2014 as compared to gross profit of $1,384,179 for the three months ended April 30, 2013. Gross profit as a percentage of net sales increased by 11.8% for the three months ended April 30, 2014, as compared to gross profit as a percentage of net sales for the three months ended April 30, 2013. The increase in our margins reflects realized and unrealized gains in our hedging activities and favorable inventory positions during this period compared to the same period during 2013.

Operating Expenses. Total operating expenses decreased by $29,514, or 1.6%, to $1,864,741 for the three months ended April 30, 2014 as compared to operating expenses of $1,894,255 for the three months ended April 30, 2013. The decrease in operating expenses was due to a decrease in selling and administrative expenses of $29,514.

Other Income Expense. Other expenses decreased by $20,787 to income of $8,025 for the three months ended April 30, 2014 compared to other expenses of $12,762 for the three months ended April 30, 2013. Interest income increased by $5,687, interest expense decreased by $14,398 and the loss on equity investment decreased by $702 for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2014 totaled $838,028 compared to a benefit of $127,974 for the three months ended April 30, 2013. The increase reflects higher pre-tax income for the quarter.

  Six Months Ended April 30, 2014 Compared to the Six Months Ended April 30, 2013

Net Income.  We had net income of $2,632,960, or $0.41 per share basic and $0.40 diluted, for the six months ended April 30, 2014 compared to net income of $542,025 or $0.09 per share basic and $0.08 diluted, for the six months ended April 30, 2013.  The increase in net income reflects increased profitability on our sales.

Net Sales.  Net sales totaled $52,745,098 for the six months ended April 30, 2014, a decrease of $15,259,752, or 22.4%, from $68,004,850 for the six months ended April 30, 2013.  The decrease in net sales primarily reflected a decrease of 5% in pounds of green coffee sold during the six month period ended April 30, 2014 as compared to the six months ended April 30, 2013.  We believe that the decrease in pounds sold resulted from a decrease in purchases by customers as a result of market volatility and a significant increase in coffee prices during the quarter ended April 30, 2014.

Cost of Sales.  Cost of sales for the six months ended April 30, 2014 was $44,667,209 or 84.7% of net sales, as compared to $62,936,854 or 92.6% of net sales for the six months ended April 30, 2013.  The decrease in cost of sales reflects favorable inventory positions and increased coffee prices which allowed for improved margins during the period.

Gross Profit.  Gross profit increased $3,009,893, or 59.4%, to $8,077,889 for the six months ended April 30, 2014 as compared to gross profit of $5,067,996 for the six months ended April 30, 2013.   Gross profit as a percentage of net sales increased by 7.9% for the six months ended April 30, 2014 as compared to gross profit as a percentage of net sales for the six months ended April 30, 2013.  The increase in our margins reflects realized and unrealized gains in our hedging activities and favorable inventory positions during this period compared to the same period during 2013.

Operating Expenses.  Total operating expenses decreased by $56,202, or 1.5%, to $3,734,449 for the six months ended April 30, 2014 as compared to operating expenses of $3,790,651 for the six months ended April 30, 2013.  The decrease in operating expenses was due to a decrease in selling and administrative expense of $85,365, partially offset by an increase in officers’ salaries of $29,163.

Other Expense.  Other expenses decreased by $138,658 to $9,362 for the six months ended April 30, 2014 compared to other expenses of $148,020 for the six months ended April 30, 2013.  Interest income decreased by $1,009, interest expense decreased by $34,710 and the loss on equity investment decreased by $104,957 for the six months ended April 30, 2014. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the six months ended April 30, 2014 totaled $1,663,953 compared to a provision of $507,510 for the six months ended April 30, 2013.  The increase reflects higher pre-tax income for the period.

Liquidity and Capital Resources

As of April 30, 2014, we had working capital of $22,157,150, which represented a $2,736,948 increase from our working capital of $19,420,202 as of October 31, 2013, and total stockholders’ equity of $24,383,025, which increased by $2,632,960 from our total stockholders’ equity of $21,750,065 as of October 31, 2013. Our working capital increased primarily due to an increase of $2,386,146 in cash, an increase of $834,330 in inventory, an increase of $251,620 in prepaid expenses and other current assets, a decrease of $966,535 in accounts payable and accrued expenses, a decrease of $1,229,182 in our line of credit and a decrease of $984,040 in due to broker, partially offset by a decrease of $1,075,993 in accounts receivable, a decrease of $339,290 in our prepaid coffee, a decrease of $974,046 in prepaid and refundable income taxes, a decrease of $1,308,918 in deferred income tax.  At April 30, 2014, the outstanding balance on our line of credit was $0 compared to $1,229,182 at October 31, 2013. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income.

For the six months ended April 30, 2014, our operating activities provided net cash of $3,834,179 as compared to the six months ended April 30, 2013 when operating activities provided net cash of $1,234,210. The increased cash flow from operations for the six months ended April 30, 2014 was primarily due to an increase in net income of $2,048,310 and a decrease in deferred income taxes of $1,251,800.

For the six months ended April 30, 2014, our investing activities used net cash of $166,851 as compared to the six months ended April 30, 2013 when net cash used in investing activities was $237,775. The decrease in our uses of cash in investing activities was primarily due to our recovery of our equity investment in GM partially offset by our decreased purchases of equipment.

For the six months ended April 30, 2014, our financing activities used net cash of $1,281,182 compared to net cash used in financing activities of $949,877 for the six months ended April 30, 2013. The change in cash flow from financing activities for the six months ended April 30, 2014 was primarily due to the reduced need for borrowing from our credit facility and partially offset by the decrease in the payment of dividends of $387,377 during the six months ended April 30, 2013.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate of 4.25% at April 30, 2014 and October 31, 2013.

On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus 1%. On May 10, 2013, the Credit Facility was extended until February 17, 2015. The credit facility is secured by all our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at April 30, 2014, October 31, 2013 and 2012.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2014, our debt was zero. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K filing with the SEC on January 24, 2014.

As of April 30, 2014, we held 80 options covering an aggregate of 3,000,000 pounds of green coffee beans at $1.975 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $349,950.  At October 31, 2013, the Company held 149 futures contracts covering an aggregate of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound. The fair market value of coffee applicable to such contracts was $1.08 per pound at that date.  The Company also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $244,800.

ITEM 4.     CONTROLS AND PROCEDURES.

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon that evaluation, the President and Chief Executive Officer, who is also the Chief Financial Officer, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act are (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated, as is appropriate, to the Company’s management, including its President and Chief Executive Officer, who is also the principal executive officer and principal financial officer, to allow timely discussions regarding required disclosure.

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

ITEM 1A.      RISK FACTORS.

There were no material changes during the quarter ended April 30, 2014 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer's Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer's Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 10, 2014.

Coffee Holding Co., Inc.

Date: June 10, 2014	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer