Form 10-Q
period 2014-07-31
COFFEE HOLDING CO INC
filed 2014-09-10
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2014
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

6,272,494 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2014.

ITEM 1.  FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2014 AND OCTOBER 31, 2013

	July 31, 2014	October 31, 2013
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,389,412	$4,035,669
Accounts receivable, net of allowances of $144,000 for 2014 and 2013	13,364,483	12,362,792
Inventories	12,961,287	9,373,018
Prepaid green coffee	524,334	439,290
Prepaid expenses and other current assets	685,813	336,494
Prepaid and refundable income taxes	798,517	1,000,317
Deferred income tax asset	19,364	1,330,666
TOTAL CURRENT ASSETS	31,743,210	28,878,246
Machinery and equipment, at cost, net of accumulated depreciation of $3,560,119 and $3,130,902 for 2014 and 2013, respectively	2,028,545	2,060,350
Customer list and relationships, net of accumulated amortization of $31,875 and $26,250 for 2014 and 2013, respectively	118,125	123,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	97,331	98,178
Deposits and other assets	618,536	618,498
TOTAL ASSETS	$35,225,747	$32,399,022
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,988,156	$7,244,822
Line of credit	3,500,000	1,229,182
Due to broker	44,374	984,040
Income taxes payable	700	-
TOTAL CURRENT LIABILITIES	9,533,230	9,458,044

Deferred income tax liabilities	145,364	145,666
Deferred rent payable	206,536	195,452
Deferred compensation payable	515,536	515,498
TOTAL LIABILITIES	10,400,666	10,314,660
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,272,494 and 6,372,309 shares outstanding for 2014 and 2013, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	9,503,540	6,111,633
Less: Treasury stock, 183,822 and 84,007 common shares, at cost for 2014 and 2013	(932,911)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,481,194	21,750,065
Non-controlling interest	343,887	334,297
TOTAL EQUITY	24,825,081	22,084,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,225,747	$32,399,022

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013
NET SALES	$79,373,667	$100,375,542	$26,628,571	$32,370,692

COST OF SALES (including $13.2 and $24.7 million of related party costs for the nine months ended July 31, 2014 and 2013, respectively. Including $4.1 and $6.3 million for the three months ended July 31, 2014 and 2013, respectively.)	68,239,903	96,463,019	23,574,095	33,526,657

GROSS PROFIT (LOSS)	11,133,764	3,912,523	3,054,476	(1,155,965)

OPERATING EXPENSES:
Selling and administrative	5,094,939	5,233,157	1,656,789	1,713,051
Officers’ salaries	459,300	440,992	159,100	169,954
TOTALS	5,554,239	5,674,149	1,815,889	1,883,005

INCOME (LOSS) FROM OPERATIONS	5,579,525	(1,761,626)	1,238,587	(3,038,970)

OTHER INCOME (EXPENSE)
Interest income	32,064	30,176	12,769	12,370
(Loss) income from equity investment	(847)	(105,204)	(759)	(158)
Interest expense	(42,340)	(71,320)	(16,271)	(10,542)
TOTALS	(11,123)	(146,348)	(4,261)	1,670

INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARIES	5,568,402	(1,907,974)	1,234,326	(3,037,300)

Provision (benefit) for income taxes	2,114,905	(490,108)	450,952	(997,618)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	3,453,497	(1,417,866)	783,374	(2,039,682)
Less: net income attributable to the non-controlling interest	(61,590)	(149,020)	(24,427)	(69,229)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$3,391,907	$(1,566,886)	$758,947	$(2,108,911)

Basic earnings per share	$.53	$(.25)	$.12	$(.33)

Diluted earnings per share	$.51	$(.25)	$.11	$(.33)

Dividends declared per share	$.00	$.06	$.00	$.00

Weighted average common shares outstanding:
Basic	6,362,933	6,372,309	6,344,487	6,372,309
Diluted	6,629,933	6,672,309	6,611,487	6,372,309

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2014 AND 2013
(Unaudited)

	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$3,453,497	$(1,417,866)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	436,277	355,570
Unrealized gain on commodities	(1,211,540)	(317,192)
Loss on equity method investments	847	105,204
Deferred rent	11,084	12,035
Deferred income taxes	1,311,000	229,000
Changes in operating assets and liabilities:
Accounts receivable	(1,001,691)	377,509
Inventories	(3,588,269)	2,147,252
Prepaid expenses and other current assets	(77,445)	299,518
Prepaid green coffee	(85,044)	(278,231)
Prepaid and refundable income taxes	201,800	1,860,797)
Accounts payable and accrued expenses	(1,256,666)	(5,721,168)
Deposits and other assets		11,621
Income taxes payable	700	(21,122)
Net cash used in by operating activities	(1,805,450)	(6,078,667)

INVESTING ACTIVITIES:
Proceeds from disposition of equity method investment	-	232,069
Purchases of machinery and equipment	(398,847)	(588,879)
Net cash used in investing activities	(398,847)	(356,810)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,551,522	6,788,920
Principal payments under bank line of credit	(1,280,704)	(4,051,420)
Purchase of treasury stock	(660,778)	-
Payment of dividend	(52,000)	(387,377)
Net cash provided by financing activities	1,558,040	2,350,123

NET DECREASE IN CASH	(646,257)	(4,085,354)

CASH, BEGINNING OF PERIOD	4,035,669	7,568,583

CASH, END OF PERIOD	$3,389,412	$3,483,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$ 37,513	$ 73,261
Income taxes paid	$ 715,000	$ 803,490

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2014 AND 2013
(Unaudited)

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2014	2013

Inventory received	$-	$503,500
Settlement of accounts payable	-	992,402
Total noncash proceeds	$-	$1,495,902

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
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
JULY 31, 2014 AND 2013
(UNAUDITED)

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2014, and results of operations for the three and nine months ended July 31, 2014 and 2013 and the cash flows for the nine months ended July 31, 2014 and 2013, as applicable, have been made.

The results of operations for the three and nine months ended July 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, OPTCO and GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
 (UNAUDITED)

NOTE   3  - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter ended January 31, 2014, the Financial Accounting Standards Board has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption.

During the second quarter ended April 30, 2014 the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that a net operating loss carryforward, similar tax loss, or a tax credit carryforward is not available at the reporting date to settle ant additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.

For fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is also permitted.

No other new accounting pronouncements were issued during the nine months ended July 31, 2014, but not yet adopted are expected to have a material impact on the Companys condensed consolidated financial statements.

NOTE   4  -  PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $32,064 and $12,769 for the nine months ended July 2014 and 2013, respectively.  The prepaid coffee balance was $524,334 at July 31, 2014 and $439,290 at October 31, 2013.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	July 31,	October 31,
	2014	2013
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE  6  -  INVENTORIES:

Inventories at July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Packed coffee	$1,732,501	$1,873,982
Green coffee	10,517,508	6,818,261
Packaging supplies	711,278	680,775
Totals	$12,961,287	$9,373,018

NOTE  7   -  COMMODITIES HELD BY BROKER:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
(UNAUDITED)

NOTE   7  -  COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2014	October 31, 2013

Option Contracts	(2, 077,774)	(188,819)
Future Contracts	2,305,274	(795,221)
Total Commodities	227,500	(984,040)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2014, the Company held 160 options covering an aggregate of 6,000,000 pounds of green coffee beans at $1.791 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $(1,447,143). At July 31, 2014, the Company held 160 futures contracts for the purchase of 6,000,000 pounds of green coffee at a weighted average price of $1.709 per pound.  The fair market value of coffee applicable to such contracts was $1.950 per pound at that date.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2014	2013
Gross realized gains	$1,165,014	$630,564
Gross realized losses	(824,285)	(4,482,121)
Unrealized losses	38,437	286,637
Total	$379,166	$(3,564,920)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended July 31,
	2014	2013
Gross realized gains	$3,321,023	$1,782,571
Gross realized losses	(1,796,474)	(6,987,735)
Unrealized gains	1,211,540	317,192
Total	$2,736,089	$(4,887,972)

NOTE 8  -   LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.75% and 4.25% at July 31, 2014 and October 31, 2013, respectively).

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

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2014 and October 31, 2013.

On February 3, 2011, the Company amended its credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

As of July 31, 2014 and October 31, 2013, the outstanding balance under the bank line of credit was $3,500,000 and $1,229,182, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of July 31, 2014 and October 31, 2013, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of July 31, 2014 and October 31, 2013, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,362,933 and 6,344,487 for the nine and three months ended July 31, 2014 and 6,372,309 for the nine and three months ended July 31, 2013. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,629,933 and 6,611,487 for the nine and three months ended July 31, 2014 and 6,372,309 for the nine and three months ended July 31, 2013.  The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have been included in the diluted earnings per share calculation because of their dilutive impact.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
(UNAUDITED)

NOTE   11   -  ECONOMIC DEPENDENCY:

Approximately 52% of the Company’s sales were derived from one customer during the nine months ended July 31, 2014.  This customer also accounted for approximately $7,900,000 of the Company’s accounts receivable balance at July 31, 2014.  Approximately 59% of the Company’s sales were derived from one customer during the nine months ended July 31, 2013.  This customer also accounted for approximately $7,086,000 of the Company’s accounts receivable balance at July 31, 2013.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2014, approximately 62% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,844,000 of the Company’s accounts payable at July 31, 2014.  For the nine months ended July 31, 2013, approximately 67% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,773,000 of the Company’s accounts payable at July 31, 2013. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 52% of the Company’s sales were derived from one customer during the three months ended July 31, 2014.  Approximately 62% of the Company’s sales were derived from one customer during the three months ended July 31, 2013.

For the three months ended July 31, 2014, approximately 58% of the Company’s purchases were from four vendors.  For the three months ended July 31, 2013, approximately 72% of the Company’s purchases were from three vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE   12   -    RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2014 of $116,101 and $338,445, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $13,200,000 and $4,100,000 for the nine and three months ended July 31, 2014 and $24,700,000 and $6,300,000 for the nine and three months ended July 31, 2013.  The corresponding accounts payable balance to this vendor was approximately $387,000 and $1,173,000 at July 31, 2014 and 2013, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at July 31, 2014 and October 31, 2013 were $515,536 and $515,498, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
(UNAUDITED)

NOTE   13   -   STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company purchased 99,815 shares for $660,778 during the three months ended July 31, 2014 and zero during 2013. On January 24, 2014, the Company announced that the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $1 million of the Company's outstanding Common Stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013
(UNAUDITED)

NOTE   14   -  FAIR VALUE MEASUREMENTS (cont’d):

The following tables present the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of July 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,536	$515,536	–	–
Equities	–	–	–	–
Commodities Futures	2,305,274	–	2,305,274	–
Total Assets	$2,820,810	$515,536	2,305,274	–

Liabilities:
Commodities Options	(2,077,774)	–	(2,077,774)	–
Total Liabilities	$(2,077,774)	–	$(2,077,774)	–

		Fair Value Measurements as of October 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$515,498	$515,498	-	–
Total Assets	$515,498	$515,498	-	–

Liabilities:
Commodities Options	(188,819)		(188,819)
Commodities Futures	(795,221)	–	(795,221)	–
Total Liabilities	$(984,040)	–	$(984,040)	–

NOTE  15   -   SUBSEQUENT EVENTS:

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●
We recognize revenue in accordance with the relevant authoritative guidance.  Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because (i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, (ii) any risk of loss is covered by the customers’ insurance, (iii) there is persuasive evidence of a sales arrangement, (iv) the sale price is determinable and (v) collection of the resulting receivable is reasonably assured.  Thus, revenue is recognized at the point of shipment.

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional 1% of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $133,000 for the quarter ended July 31, 2014. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional 1% of potential inventory write-down would have decreased operating income by approximately $130,000 for the quarter ended July 31, 2014.

●
We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax liability as of July 31, 2014 of $19,364 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO.  OPTCO has been integrated into a structure which does not provide the basis for separate reporting units.  Consequently, the Company is a single reporting unit for goodwill impairment testing purposes.  We also have intangible assets consisting of customer lists and relationships and trademarks acquired from OPTCO.  At July 31, 2014, our balance reflected goodwill and intangible assets as set forth below:

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

Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

Net Income. We had net income of $758,947, or $0.12 per share basic and $0.11 per share diluted, for the three months ended July 31, 2014 compared to a net loss of $2,108,911, or ($0.33) per share basic and diluted, for the three months ended July 31, 2013. The increase in net income reflects increased profitability on our sales.

Net Sales. Net sales totaled $26,628,571 for the three months ended July 31, 2014, a decrease of $5,742,121, or 17.7%, from $32,370,692 for the three months ended July 31, 2013. The decrease in net sales primarily reflected a decrease of 20% in pounds of green coffee sold during the quarter as compared to the quarter ended July 31, 2013.  We believe that the decrease in pounds sold resulted from a continued decrease in purchases by customers as a result of market volatility and a significant increase in coffee prices during the quarter.

Cost of Sales. Cost of sales for the three months ended July 31, 2014 was $23,574,095 or 88.5% of net sales, as compared to $33,526,657 or 103.6% of net sales for the three months ended July 31, 2013. The decrease in cost of sales reflects favorable inventory positions and increased coffee prices which allowed for improved margins during the quarter.

Gross Profit. Gross profit increased by $4,210,441, to $3,054,476 for the three months ended July 31, 2014 as compared to gross profit of negative $1,155,965 for the three months ended July 31, 2013. Gross profit as a percentage of net sales increased by 15.0% for the three months ended July 31, 2014, as compared to gross profit as a percentage of net sales for the three months ended July 31, 2013. The increase in our margins reflects realized and unrealized gains in our hedging activities and favorable inventory positions during this period compared to the same period during 2013.

Operating Expenses. Total operating expenses decreased by $67,116, or 3.6%, to $1,815,889 for the three months ended July 31, 2014 as compared to operating expenses of $1,883,005 for the three months ended July 31, 2013. The decrease in operating expenses was primarily due to a decrease in selling and administrative expenses of $56,262.

Other Income and Expenses. Other expenses increased by $5,931to $4,261 for the three months ended July 31, 2014 compared to income of $1,670 for the three months ended July 31, 2013. Interest income increased by $399, interest expense increased by $5,729 and the loss on equity investment increased by $601 for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2014 totaled $450,952 compared to a benefit of $997,618 for the three months ended July 31, 2013. The increase reflects higher pre-tax income for the quarter.

Nine Months Ended July 31, 2014 Compared to the Nine Months Ended July 31, 2013

Net Income.  We had net income of $3,391,907, or $0.53 per share basic and $0.51 diluted, for the nine months ended July 31, 2014 compared to a net loss of $1,566,866 or ($0.25) per share basic and diluted, for the nine months ended July 31, 2013.  The increase in net income reflects increased profitability on our sales.

Net Sales.  Net sales totaled $79,373,667 for the nine months ended July 31, 2014, a decrease of $21,001,875, or 20.9%, from $100,375,542 for the nine months ended July 31, 2013.  The decrease in net sales primarily reflected a decrease of 5% in pounds of green coffee sold during the nine month period ended July 31, 2014 as compared to the nine months ended July 31, 2013.  We believe that the continued decrease in pounds sold resulted from a decrease in purchases by customers as a result of market volatility.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2014 was $68,239,903 or 85.9% of net sales, as compared to $96,463,019 or 96.1% of net sales for the nine months ended July 31, 2013.  The decrease in cost of sales reflects favorable inventory positions and increased coffee prices which allowed for improved margins during the period.

Gross Profit.  Gross profit increased $7,221,241, or 85.4%, to $11,133,764 for the nine months ended July 31, 2014 as compared to gross profit of $3,912,523 for the nine months ended July 31, 2013.   Gross profit as a percentage of net sales increased by 10.1% for the nine months ended July 31, 2014 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2013.  The increase in our margins reflects realized and unrealized gains in our hedging activities and favorable inventory positions during this period compared to the same period during 2013.

Operating Income and Expenses.  Total operating expenses decreased by $119,910, or 2.1%, to $5,554,239 for the nine months ended July 31, 2014 as compared to operating expenses of $5,674,149 for the nine months ended July 31, 2013.  The decrease in operating expenses was due to a decrease in selling and administrative expense of $138,218, partially offset by an increase in officers’ salaries of $18,308.

Other Income and Expenses.  Other expenses decreased by $135,225 to $11,123 for the nine months ended July 31, 2014 compared to other expenses of $146,348 for the nine months ended July 31, 2013.  Interest income increased by $1,888, interest expense decreased by $28,980 and the loss on equity investment decreased by $104,357 for the nine months ended July 31, 2014. The decrease in interest expense resulted from a decrease in the average balance outstanding on our line of credit.

Income Taxes.  Our provision for income taxes for the nine months ended July 31, 2014 totaled $2,114,905 compared to a benefit of $490,108 for the nine months ended July 31, 2013.  The increase reflects higher pre-tax income for the period.

Liquidity and Capital Resources

As of July 31, 2014, we had working capital of $22,209,980, which represented a $2,789,778 increase from our working capital of $19,420,202 as of October 31, 2013, and total stockholders’ equity of $24,481,194, which increased by $2,731,129 from our total stockholders’ equity of $21,750,065 as of October 31, 2013. Our working capital increased primarily due to an increase of $1,001,691 in accounts receivable, an increase of $3,588,269 in inventory, an increase of $77,445 in prepaid expenses and other current assets, an increase in prepaid green coffee of $85,044, a decrease of 1,256,666 in accounts payable and accrued expenses, and a decrease of $939,666 in due to broker, partially offset by a decrease of $646,257 in cash, a decrease of $201,800 in our prepaid and refundable income taxes, a decrease of $1,311,000 in deferred income tax and an increase in our line of credit of $2,270,818.  At July 31, 2014, the outstanding balance on our line of credit was $3,500,000 compared to $1,229,182 at October 31, 2013. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income and was partially offset by our purchase of treasury stock.

For the nine months ended July 31, 2014, our operating activities used net cash of $1,805,450 as compared to the nine months ended July 31, 2013 when operating activities used net cash of $6,078,667. The increased cash flow from operations for the nine months ended July 31, 2014 was primarily due to an increase in net income of $4,871,363.

For the nine months ended July 31, 2014, our investing activities used net cash of $398,847 as compared to the nine months ended July 31, 2013 when net cash used in investing activities was $356,810. The increase in our uses of cash in investing activities was primarily due to our recovery of our equity investment in GM partially offset by our decreased purchases of equipment.

For the nine months ended July 31, 2014, our financing activities provided net cash of $1,558,040 compared to net cash provided by financing activities of $2,350,123 for the nine months ended July 31, 2013. The change in cash flow from financing activities for the nine months ended July 31, 2014 was primarily due to the reduced need for borrowing from our credit facility and our treasury stock repurchase of $660,778 and partially offset by the decrease in the payment of dividends of $335,377.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate of 3.75% and 4.25% at July 31, 2014 and October 31, 2013, respectively.

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

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at July 31, 2014 and October 31, 2013.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2014, our debt was $3,500,000. Given our current level of borrowing, we believe this risk is immaterial.

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

As of July 31, 2014, we held 160 options covering an aggregate of 6,000,000 pounds of green coffee beans at $1.791 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $(1,447,143).  As of July 31, 2014, we also held 160 futures contracts for the purchase of 6,000,000 pounds of green coffee at a weighted average price of $1.709 per pound.  The fair market value of coffee applicable to such contracts was $1.950 per pound at that date.  At October 31, 2013, we held 149 futures contracts covering an aggregate of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound. The fair market value of coffee applicable to such contracts was $1.08 per pound at that date.  We also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $244,800.

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

ITEM 1A.      RISK FACTORS.

There were no material changes during the quarter ended July 31, 2014 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities1

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (May 1 to May 31, 2014 )	-	-	-	-
Month #2 (June 1 to June 30, 2014)	27,319	$6.92	27,319	$811,031.85
Month #3 (July 1 to July 31, 2014)	72,496	$6.46	72,496	$342,463.74
Total	99,815	$6.59	99,815	$342,463.74 (2)

(1) On January 24, 2014, we announced that our Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $1 million of our outstanding common stock (the “Repurchase Program”).  The Repurchase Program does not have an expiration date.

(2) The figure does not contemplate brokerage fees to be paid in connection with future purchases.  To date, the Company has paid a total of $3,241.95 in brokerage fees.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 10, 2014.

Coffee Holding Co., Inc.

Date: September 10, 2014	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer