Form 10-K
period 2014-10-31
COFFEE HOLDING CO INC
filed 2015-01-23
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2014, was $41,119,887.

As of January 20, 2015, the registrant had 6,456,316 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2014, are incorporated by reference in Part III of this Form 10-K.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 310% from 150 to 465.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the east coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Green Mountain Coffee Roasters (“GMCR”), we have a 20year relationship with GMCR, our largest wholesale green coffee customer.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 32 and 34 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Grow Our Cafe Caribe and Cafe Supremo Products.  We believe the Hispanic population in the United States is the fastest growing and now represents the largest minority demographic in the United States.  We believe there is significant opportunity for our Café Caribe and Café Supremo brands to gain market share among Hispanic consumers in the United States.  Café Caribe, which has historically been our leading brand by poundage, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Hispanic consumers.  Café Supremo is a specialty espresso coffee which is priced for the more price sensitive Hispanic espresso coffee drinker.

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

Wholesale Green Coffee.  The specialty coffee market represents the fastest growing area of our industry.  The number of gourmet coffee houses have been increasing in all areas of the United States.  The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace.  As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales.  We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over approximately 90 different varieties.  Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves.  We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer.  We believe that we can increase sales of wholesale green coffee without an increase in infrastructure as well as without venturing into the highly competitive retail specialty coffee environment.  We believe that by utilizing our current strategy we can be as profitable or more profitable than our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2014, we supplied coffee under approximately 30 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Each of our name brands is directed at a particular segment of the coffee market.  Our branded coffees are:

Cafe Caribe, a specialty espresso coffee that targets espresso coffee drinkers and, in particular, the Hispanic consumer market;

S&W, an upscale canned coffee established in 1921 and includes Premium, Premium Decaf, French Roast, Colombian, Colombian Decaf, Swiss Water Decaf, Kona, Mellow’d Roast and IL CLASSICO lines;

Cafe Supremo, a specialty espresso that targets espresso drinkers of all backgrounds and tastes.  It is designed to introduce coffee drinkers to the tastes of dark roasted coffee;

Don Manuel, is produced from the finest 100% Colombian coffee beans.  Don Manuel is an upscale quality product which commands a substantial premium compared to the more traditional brown coffee blends.  We also use this known trademark in our food service business because of the high brand quality;

Fifth Avenue, a blended coffee that has become popular as an alternative for consumers who purchase private label or national branded coffee.  We also market this brand to wholesalers who do not wish to undertake the expense of developing a private label coffee program under their own name;

Via Roma, an Italian espresso targeted at the more traditional espresso drinker; and

Il CLASSICO, an S&W brand espresso product.

Other Products

We also offer several niche products, including:

●   trial-sized mini-brick coffee packages and
●   specialty instant coffees.

Raw Materials

    Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05.  The price for coffee beans on the commodities market as of October 31, 2014 and 2013 were $1.88 and $1.08 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

    We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2014 and 2013, approximately 60% and 75% of all of our green coffee purchases were from ten suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $17.5 million, or 19%, in 2014, and $31.2 million, or 25%, in 2013, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

    The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used and continue to use short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

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

Customers

    We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to Green Mountain Coffee Roasters (“GMCR”).  Sales to GMCR accounted for approximately $62 million or 60% of our net sales for the fiscal year ended October 31, 2014, and $80.1 million or 60% for the fiscal year ended October 31, 2013.

    Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices.  Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices.  Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks or increased losses and we generally remain exposed to losses on futures contacts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. See “Our Use of Derivatives.”

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

Charitable Activities

    We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2014 and 2013, we donated approximately $41,000 and $47,000, respectively, to charities.

●
For over 19 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

 Competition

    The coffee market is highly competitive.  We compete in the following areas:

    Wholesale Green Coffee.  There are many green coffee dealers throughout the United States.  Many of these dealers have greater financial resources than we do.  However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base.  The assistance we provide our customers includes training, coffee blending and market identification.  Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.  We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”) as well as our two green coffee salespersons in South Carolina and Oregon allows us to compete more effectively throughout the country.

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

Employees

    We have 57 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

    The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, however, we may not be able to pass price increases through to our customers in the future.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedging results in losses, our cost of sales may increase, resulting in a decrease in profitability or an increase in losses.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or an increase in losses.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.

    Our revenues and profitability could be adversely affected if our joint ventures are not successful.  In April 2006, we entered into a joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio and formed GCC, which engages in the roasting, packaging and sale of private label specialty coffee products.  In addition, in November 2011, we invested in Global Mark LLC (“GM”), a new venture focusing on supply of instant coffee and related products; this relationship was terminated in December 2012.  We will continue to seek opportunities for new joint ventures.  While we believe that our joint ventures will be successful, losses in our joint ventures, including our loss in connection with GM, or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

    Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances, including joint ventures, could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances including joint ventures, presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

●	such acquisitions, licensing arrangements or other strategic alliances may divert our management’s attention from our existing operations;
●	we may not be able to successfully integrate any acquired coffee companies or new coffee brands into our existing business;
●	we may not be able to manage the contingent risks associated with the past operations of, and other unanticipated problems arising in, any acquired coffee company; and
●	we may not be able to control unanticipated costs associated with such acquisitions, licensing arrangements or strategic alliances.

In addition, any such acquisitions, licensing arrangements or strategic alliances may result in:

●	potentially dilutive issuances of our equity securities;
●	the incurrence of additional debt
●	restructuring charges; and
●	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

    We are dependent on sales of wholesale green coffee to Green Mountain Coffee Roasters. The loss of any of our key customers could negatively affect our revenues and decrease our earnings.  We are dependent upon sales of wholesale green coffee to one customer, GMCR.  Sales to GMCR accounted for approximately 60% and 60% of our net sales for the fiscal years ended October 31, 2014 and 2013, respectively.  Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

    Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  From time to time, we utilize borrowings under our credit facility in connection with operations. Outstanding debt could have important negative consequences to the holders of our securities, including the following:

●	general domestic and global economic conditions;
●	a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;
●	we have increased vulnerability to adverse general economic and coffee industry conditions;
●	we may be vulnerable to higher interest rates because interest expense on borrowings under our revolving line of credit is based on variable rates; and
●	we may be subject to covenants that could restrict our operations.

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

    The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability.  The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the relatively low barriers of entry.  The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail.  To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected.  Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees.  These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand),  Smuckers (owner of the Folgers Café Bustelo brands), and Massimo Zanetti Beverage, have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion.  In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale.  If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

Risks related to our common stock

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

    The Gordon family has the ability to influence action requiring stockholder approval. . Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 9.8% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

    The market price of our common stock has been volatile over the year and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $4.50 and as high as $8.58 per share.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock trades on the NASDAQ Capital Market under the symbol “JVA.”  On June 25, 2010, our Board of Directors approved a regular dividend program of $0.03 per share to shareholders (each, a “Quarterly Dividend”) and paid a Quarterly Dividend through December 28, 2012.  On December 27, 2012, the Company paid a cash dividend of $0.06 per share to all stockholders of record as of December 15, 2012, and on June 13, 2013, the Company announced that the dividend program had been terminated.

As of January 23, 2015, we had 340 holders of record.

We repurchased 156,415 shares of our common stock during the year ended October 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 to August 31, 2014
September 1, 2014 to September 30, 2014	56,600	$5.92	156,415	$4,271
October 1, 2014 to October 31, 2014
Total
 (1) On January 24, 2014, we announced that our Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $1 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to  market conditions, share price and other factors.  The Share Repurchase Program may be discontinued or suspended at any time.

    The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2014
1st Quarter	$5.57	$4.50
2nd Quarter	$8.58	$4.96
3rd Quarter	$8.19	$5.87
4th Quarter	$7.40	$5.26
	2013
1st Quarter	$8.84	$6.04
2nd Quarter	$7.78	$6.33
3rd Quarter	$7.53	$5.81
4th Quarter	$6.87	$5.32

ITEM 6.              SELECTED FINANCIAL DATA

 The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$108,863	$133,981	$173,656	$146,755	$83,492
Cost of sales	93,334	128,012	161,649	138,210	72,932
Gross profit	15,529	5,969	12,007	8,545	10,560
Operating expenses	7,527	7,522	7,607	7,345	6,545
Income (loss) from operations	8,002	(1,553)	4,400	1,200	4,015
Other income (expense)	(37)	(169)	(345)	(124)	(143)
Income (loss) before income taxes	7,965	(1,722)	4,055	1,076	3,872
Provision (benefit) for income taxes	2,947	(393)	1,471	230	1,479
Minority interest	(51)	(152)	(98)	(34)	(4)
Net income (loss)	$4,967	$(1,481)	$2,486	$812	$2,389
Net income (loss) per share – Basic	$0.78	$(0.23)	$0.39	$0.15	$0.44
Net income (loss) per share – Diluted	$0.78	$(0.23)	$0.37	$0.14	$0.44

	At October 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,952	$32,399	$38,248	$38,779	$23,921
Short-term debt	2,498	1,229	563	1,820	2,307
Long-term debt	–	–	–	–	–
Total liabilities	12,898	10,315	14,448	16,789	9,707
Stockholders’ equity	26,055	22,084	23,800	21,990	13,482
Book value per share	$4.19	$3.47	$3.73	$3.45	$2.46

	At October 31,
	2014	2013	2012	2011	2010
Per Common Share Data:
Basic EPS	$.78	$(.23)	$.39	$.15	$.44
Diluted EPS	$.78	$(.23)	$.37	$.14	$.44
Cash dividends declared	$0	$387,379	$774,756	$694,658	$333,978

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisitions of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, a west coast brand manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio the transaction with OPTCO and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands.  We believe these efforts will allow us to expand or business.

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

Critical Accounting Policies and Estimates

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, assets held for sale, income taxes, commodities held and loss contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.

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

    ●          Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $154,000 for the year ended October 31, 2014.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

    ●          Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $152,000 for the year ended October 31, 2014.

    ●         The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

    ●          We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2014 of $111,600 may require a valuation allowance if we do not generate taxable income.

    ●          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, which  has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At October 31, 2014 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2014
Customer list and relationships, net	$116,250
Trademarks	180,000
Goodwill	440,000

$736,250

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

Year Ended October 31, 2014 (Fiscal Year 2014) Compared to the Year Ended October 31, 2013 (Fiscal Year 2013)

    Net Income (Loss).  We had net income of $4,967,535, or $0.78 per share basic and diluted, for the fiscal year ended October 31, 2014 compared to a net loss of $(1,480,235), or $(0.23) per share basic and diluted for the fiscal year ended October 31, 2013. The increase in net income reflects the increased profitability of our sales and our realized and unrealized gains of $3,739,264 on hedging activities during the year.

    Net Sales.  Net sales totaled $108,863,097 for the fiscal year ended October 31, 2014, a decrease of $25,117,662, or 18.8%, from $133,980,759 for the fiscal year ended October 31, 2013.  The decrease in net sales primarily reflects a decrease of 20% in pounds of green coffee sold during fiscal year 2014.  We believe that the decrease in pounds of green coffee sold resulted from a continued decrease in purchases by customers as a result of market volatility and a significant increase in coffee prices. Reduced sales of green coffee to one customer were partially offset by increased sales to new smaller specialty gourmet roasters at improved margins as we began reducing our inventory position into a rising market during the first half of 2014.

    Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2014 was $93,334,118, or 85.7% of net sales, as compared to $128,011,678, or 95.5% of net sales, for the fiscal year ended October 31, 2013.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects favorable inventory positions and rising coffee prices, which allowed for improved margins during fiscal year 2014, and increased realized and unrealized gains on hedging activities of $3,739,264.

    Gross Profit.  Gross profit for the fiscal year ended October 31, 2014 was $15,528,979, an increase of $9,559,898 from $5,969,081 for the fiscal year ended October 31, 2013.  Gross profit as a percentage of net sales increased to 14.3% for the fiscal year ended October 31, 2014 from 4.5% for the fiscal year ended October 31, 2013.  The increase in our margins reflects realized and unrealized gains in our hedging activities and favorable inventory positions.

    Operating Expenses.  Total operating expenses increased $5,542 to $7,527,452 for the fiscal year ended October 31, 2014 from $7,521,910 for the fiscal year ended October 31, 2013.  Selling and administrative expenses decreased $71,767, or 1.03%, to $6,868,052 for the fiscal year ended October 31, 2014 from $6,939,819 for the fiscal year ended October 31, 2013.  Officers’ salary increased $77,309 or 13.3% to $659,400 for the fiscal year ended October 31, 2014 from $582,091 for the fiscal year ended October 31, 2013.

    Other Income (Expense).  Other expense for the fiscal year ended October 31, 2014 was $36,305, a decrease of $132,516 from $168,821 for the fiscal year ended October 31, 2013.  The decrease in other expense was attributable to an increase in interest and other income of $1,818 and a decrease in our loss from our equity investments of $105,007 and a decrease in interest expense of $25,691 during the fiscal year ended October 31, 2014.

    Income (Loss) Before Taxes and Non-controlling Interest in Subsidiary.  We had income of $7,965,222 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2014 compared to a loss of $1,721,650 for the fiscal year ended October 31, 2013 resulting in an increase of $9,686,872 for the year ended October 31, 2014.  The increase was primarily attributable to our decreased realized trading gains.

    Income Taxes.  Our provision (benefit) for income taxes for the fiscal year ended October 31, 2014 totaled $2,947,102 compared to a benefit of $(393,767) for the fiscal year ended October 31, 2013.  The change was attributable to a higher total income. The Company’s effective tax rate for the year ended October 31, 2014 was 37% compared to (23%) for the year ended October 31, 2013.

Liquidity and Capital Resources

    As of October 31, 2014, we had working capital of $23,476,802, which represented a $4,056,600 increase from our working capital of $19,420,202 as of October 31, 2013, and total stockholders’ equity of $25,721,871 which increased by $3,971,806 from our total stockholders’ equity of $21,750,065 as of October 31, 2013.  Our working capital increased primarily due to  increases of $3,057,068 in accounts receivable, $5,837,135 in inventory, 27,865 in prepaid green coffee and  decreases in due to broker of $499,116, partially offset by decreases of $76,382 in prepaid expenses and other current assets, $999,558 in prepaid and refundable income taxes, $987,009 in deferred income tax asset, $253,030 in cash, and increases in accounts payable and accrued expenses of $1,448,278, $331,051 in income taxes payable and an increase in our line of credit of $1,269,276.  As of October 31, 2014, the outstanding balance on our line of credit was $2,498,458 compared to $1,229,182 as of October 31, 2013.  Total stockholders’ equity increased due to our net income, partially offset by our Share Repurchase Program.

    On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate 3.75% and 4.25% at October 31, 2014 and 2013, respectively.

    On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

    The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  On May 10, 2013, the credit facility was extended until February 17, 2015.  We are currently in discussions with Sterling to extend the term of the credit facility and we expect to finalize an extension prior to February 17, 2015.  There is currently no assurance that the term of the credit facility will be extended or if the extended term of the credit facility will be acceptable to the Company. The credit facility is secured by all of our tangible and intangible assets.

    The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at October 31, 2014 and 2013.

    On February 3, 2011, we amended the credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  We provided a corporate guarantee to Sterling in connection with the amendment.

As of October 31, 2014 and 2013 the outstanding balance under the bank line of credit was $2,498,458 and $1,229,182, respectively. As of January 19, 2015 the outstanding balance under the line of credit was $4,500,000.

    For the fiscal year ended October 31, 2014, our operating activities provided net cash of $30,066 as compared to the fiscal year ended October 31, 2013 when operating activities used net cash of $3,276,259.  The increased cash flow from operations for the fiscal year ended October 31, 2014 was primarily due to net income increasing from $(1,327,883) to $5,018,120, prepaid and refundable income taxes of $999,558, income taxes payable of $331,051, deferred income taxes of $1,006,500, accounts payable and accrued expenses of $1,448,278, which was partially offset by increases of $3,057,068 in accounts receivable and $5,837,135 in inventory.

    For the fiscal year ended October 31, 2014, our investing activities used net cash of $504,644 as compared to the fiscal year October 31, 2013 when net cash used by investing activities was $535,960.  The decrease in our uses of cash in investing activities was primarily due to the decrease in the proceeds from the disposition of our equity method investments of $232,069 offset by our reduced outlays for equipment of $263,385 during fiscal year 2014.

    For the fiscal year ended October 31, 2014, our financing activities provided net cash of $221,548 compared to net cash provided by financing activities of $279,305 for the fiscal year ended October 31, 2013.  The change in cash flow from financing activities for the fiscal year ended October 31, 2014 was due to our increased borrowing of $602,595 and a decrease of $335,377 in our dividend payments offset by our treasury stock purchases of $995,729.

    We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2015 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

    Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2014, our debt consisted of $2,498,458 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $7,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%) plus 1%.  This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used, and continue to use, short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices as further explained in Note 2 of the notes to financial statements in this report.  In addition, we acquire futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices.  However, no strategy can entirely eliminate pricing risks and we generally remain exposed to increases in losses on our futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or an increase in losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.  See “Item 1A – Risk Factors – If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”

    As of October 31, 2014, we held 60 futures contracts for the purchase of 2,250,000 pounds of coffee at a weighted average price of $2.00 per pound compared to 149 futures contracts for the purchase of 5,587,500 pounds of coffee at a weighted average price of $1.19 per pound for the fiscal year ended October 31, 2013.  The fair market value of coffee applicable to such contracts was $1.88 and $1.08 per pound, respectively.  At October 31, 2013, we also held 120 options covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options was $(188,819) at October 31, 2013.  We did not hold any options that were in the money at October 31, 2014.

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

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and the directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023.  The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

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

10.9
First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10
Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11
Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13
Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

21.1	List of Significant Subsidiaries.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________
*  Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 23, 2015.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 23, 2015
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 23, 2015
David Gordon

/s/ Gerard DeCapua	Director	January 23, 2015
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 23, 2015
Daniel Dwyer

/s/ Barry Knepper	Director	January 23, 2015
Barry Knepper

/s/ John Rotelli	Director	January 23, 2015
John Rotelli

/s/ Robert M. Williams	Director	January 23, 2015
Robert M. Williams

EXHIBIT INDEX

Exhibit No.	Description
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

10.4
First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon a approval of the Company’s request for confidential treatment through January 28, 2023.  The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

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

10.11
Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13
Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

21.1	List of Significant Subsidiaries.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________
*  Filed herewith

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

January 23, 2015

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2014 AND 2013

	2014	2013

- ASSETS -
CURRENT ASSETS:
Cash	$3,782,639	$4,035,669
Accounts receivable, net of allowances of $144,000 for 2014 and 2013	15,419,860	12,362,792
Inventories	15,210,153	9,373,018
Prepaid green coffee	467,155	439,290
Prepaid expenses and other current assets	260,112	336,494
Prepaid and refundable income taxes	759	1,000,317
Deferred income tax asset	343,657	1,330,666
TOTAL CURRENT ASSETS	35,484,335	28,878,246

Machinery and equipment, at cost, net of accumulated depreciation of $3,704,802 and $3,130,902 for 2014 and 2013, respectively	1,991,094	2,060,350
Customer list and relationships, net of accumulated amortization of $33,750 and $26,250 for 2014 and 2013, respectively	116,250	123,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	97,404	98,178
Deposits and other assets	643,549	618,498
TOTAL ASSETS	$38,952,632	$32,399,022

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2014 AND 2013

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,693,100	$7,244,822
Line of credit	2,498,458	1,229,182
Due to broker	484,924	984,040
Income taxes payable	331,051	-
TOTAL CURRENT LIABILITIES	12,007,533	9,458,044

Deferred income tax liabilities	165,157	145,666
Deferred rent payable	209,640	195,452
Deferred compensation payable	515,549	515,498
TOTAL LIABILITIES	12,897,879	10,314,660
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,215,894 and 6,372,309 shares outstanding for 2014 and 2013	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	11,079,168	6,111,633
Less: Treasury stock, 240,422 and 84,007 common shares, at cost for 2014 and 2013	(1,267,862)	(272,133)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,721,871	21,750,065
Noncontrolling interest	332,882	334,297
TOTAL EQUITY	26,054,753	22,084,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,952,632	$32,399,022

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013
NET SALES	$108,863,097	$133,980,759

COST OF SALES (which include purchases of approximately $17.5 million and $31.2 million in fiscal years 2014 and 2013, respectively, from a related party)	93,334,118	128,011,678

GROSS PROFIT	15,528,979	5,969,081

OPERATING EXPENSES:
Selling and administrative	6,868,052	6,939,819
Officers’ salaries	659,400	582,091
TOTAL	7,527,452	7,521,910
INCOME (LOSS) FROM OPERATIONS	8,001,527	(1,552,829)
OTHER INCOME (EXPENSE):
Interest income	44,962	43,144
Loss from equity method investments	(774)	(105,781)
Interest expense	(80,493)	(106,184)
TOTAL	(36,305)	(168,821)

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 31, 2014 AND 2013

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	7,965,222	(1,721,650)

Provision (benefit) for income taxes	2,947,102	(393,767)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	5,018,120	(1,327,883)
Less: Net income attributable to the non-controlling interest in subsidiary	(50,585)	(152,352)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$4,967,535	$(1,480,235)

Basic and diluted earnings (loss) per share	$.78	$(.23)

Dividends declared per share	$.00	$.06

Weighted average common shares outstanding:
Basic and diluted	6,333,212	6,372,309

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2014 AND 2013

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total
	$.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount

Balance,10/31/012	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$7,979,247	$181,945	$23,799,624

Dividend						(387,379)		(387,379)

Net loss						(1,480,235)		(1,480,235)

Non-Controlling
Interest	-	-	-	-	-	-	152,352	152,352

Balance, 10/31/13	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$6,111,633	$334,297	$22,084,362

								(995,729)
Treasury Stock	(156,415)		156,415	(995,729)

Dividend							(52,000)	(52,000)

Net income						4,967,535		4,967,535

Non-Controlling
Interest	-	-	-	-	-	-	50,585	50,585

Balance, 10/31/14	6,215,894	$6,456	240,422	$(1,267,862)	$15,904,109	$11,079,168	$332,882	$26,054,753

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$5,018,120	$(1,327,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	581,400	506,934
Unrealized (gain) on commodities	(499,116)	(383,349)
Loss on equity method investments	774	105,781
Deferred rent	14,188	28,784
Deferred income taxes	1,006,500	(515,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,057,068)	270,336
Inventories	(5,837,135)	2,434,063
Prepaid expenses and other current assets	76,382	367,519
Prepaid green coffee	(27,865)	(289,290)
Prepaid and refundable income taxes	999,558	(937,554)
Accounts payable and accrued expenses	1,448,278	(3,531,885)
Deposits and other assets	(25,001)	16,407
Income taxes payable	331,051	(21,122)
Net cash provided by (used in) operating activities	30,066	(3,276,259)

INVESTING ACTIVITIES:
Proceeds from disposition of equity method investment	-	232,069
Purchases of machinery and equipment	(504,644)	(768,029)
Net cash used in investing activities	(504,644)	(535,960)

FINANCING ACTIVITIES:
Advances under bank line of credit	4,051,522	6,821,366
Principal payments under bank line of credit	(2,782,245)	(6,154,684)
Purchase of treasury stock	(995,729)	-
Payment of dividend	(52,000)	(387,377)
Net cash provided by financing activities	221,548	279,305

NET DECREASE IN CASH	(253,030)	(3,532,914)

CASH, BEGINNING OF PERIOD	4,035,669	7,568,583

CASH, END OF PERIOD	$3,782,639	$4,035,669

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$73,692	$108,608
Income taxes paid	$1,432,777	$803,626

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2014 AND 2013

Schedule of noncash investing and financing activities:

Proceeds from disposition of equity method investment:

	2014	2013

Inventory received	$-	$503,500
Settlement of accounts payable	-	992,402
Total noncash proceeds	$-	$1,495,902

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”) and Generations Coffee Company, LLC (“GCC”).  All significant inter-company balances and transactions have been eliminated in consolidation.

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
OCTOBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $40,334 and $35,564 as of October 31, 2014 and 2013, respectively.  The prepaid coffee balance was $467,155 and $439,290 as of October 31, 2014 and 2013, respectively.

ACCOUNTS RECEIVABLE:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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
OCTOBER 31, 2014 AND 2013

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

COMMODITIES HELD BY BROKER:

The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions.  The Company's accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	2014	2013
Option contracts	$(217,624)	$(188,819)
Future contracts	(267,300)	(795,221)
Commodities due to broker	$(484,924)	$(984,040)

The Company classifies its options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2014, the Company held 60 futures contracts (generally with terms of three to four months) for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date. The Company did not hold any options that were in the money at October 31, 2014.

At October 31, 2013, the Company held 149 futures contracts (generally with terms of three to four months) for the purchase of 5,587,500 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.08 per pound at that date. The Company also held 120 options (generally with terms of two months or less) covering an aggregate of 4,500,000 pounds of green coffee beans at $1.10 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $(188,819).

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

Included in cost of sales for the years ended October 31, 2014 and 2013, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:
	Year Ended October 31,
	2014	2013
Gross realized gains	$5,294,449	$1,836,103
Gross realized (losses)	(2,054,301)	(8,044,751)
Unrealized gains	499,116	383,349
Total	$3,739,264	$(5,825,299)

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2014 and 2013, the Company has determined by using a qualitative assessment that an impairment did not exist.  In 2011, the Company adopted Financial Accounting Standards No. 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

The Company’s customer list and relationships consist of specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $142,552 and $169,853 for the years ended October 31, 2014 and 2013, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,333,212 and 6,372,309 for the years ended October 31, 2014 and 2013, respectively.    For fiscal 2014, the 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 with exercise prices greater than the annual average fair market value of the common shares of $6.27 have not been included in the October 31, 2014 diluted earnings per share calculation because the effect would be anti-dilutive.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

REVENUE RECOGNITION (cont’d):

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,374,000 and $1,432,000 for the years ended October 31, 2014 and 2013, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2014 and 2013, the Company had approximately $171,091 and $2,038,638 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2014 and 2013, the Company had approximately $2,730,404 and $1,706,745 in excess of SIPC insured limits, respectively.

See Note 9 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated.  Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $209,640 and $195,452 is included as deferred rent payable as of October 31, 2014 and 2013, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of a 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees.  The investments in this company amounted to $100,000.  The loss recognized amounted to $774 and $105,781 for the years ended October 31, 2014 and 2013, respectively.  The net value of this investment as presented on our consolidated balance sheet at October 31, 2014 and 2013 was $97,404 and $98,178, respectively.

NOTE   3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

During the first quarter of fiscal year 2012, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this guidance are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management is still evaluating the effects of adoption.

During the third quarter of fiscal year 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

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

NOTE   4 - INVENTORIES:

Inventories at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Packed coffee	$1,578,248	$1,873,982
Green coffee	12,987,257	6,818,261
Packaging supplies	644,648	680,775
Totals	$15,210,153	$9,373,018

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   5 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2014 and 2013 consisted of the following:

	Estimated Useful Life	2014	2013
Improvements	15-30 years	$172,506	$172,506
Machinery and equipment	7 years	4,937,017	4,481,050
Furniture and fixtures	7 years	586,373	537,696
		5,695,896	5,191,252
Less, accumulated depreciation		3,704,802	3,130,902
		$1,991,094	$2,060,350

Depreciation expense totaled $573,900 and $506,934 for the years ended October 31, 2014 and 2013, respectively.

NOTE   6 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.75% and 4.25% at October 31, 2014 and October 31, 2013, respectively).

On July 22, 2010, the credit facility was increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%).  On May 10, 2013, the credit facility was extended until February 17, 2015.  We are currently in discussions with Sterling to extend the term of the credit facility and we expect to finalize an extension prior to February 17, 2015.  There is currently no assurance that the term of the credit facility will be extended or if the extended term of the credit facility will be acceptable to the Company.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2014 and October 31, 2013.

On February 3, 2011, the Company amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Company provided a corporate guarantee to Sterling in connection with the amendment.

As of October 31, 2014 and October 31, 2013, the outstanding balance under the bank line of credit was $2,498,458 and $1,229,182, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   7 - INCOME TAXES:

The Company’s provision (benefit) for income taxes in 2014 and 2013 consisted of the following:

	2014	2013

Current
Federal	$1,607,952	$(60,108)
State and local	332,199	181,341
	1,940,151	121,233
Deferred
Federal	886,060	(516,000)
State and local	120,891	1,000
	1,006,951	(515,000)
Income tax (benefit) expense	$2,947,102	$(393,767)

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2014	2013
Tax at the federal statutory rate of 34%	$2,708,175	$(585,362)
Other permanent differences	(62,348)	71,910
State and local tax, net of federal benefit	301,278	119,685

Provision for income taxes	$2,947,102	$(393,767)
Effective income tax rate	37%	(23)%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   7 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2014 and 2013 are as follows:

	2014	2013
Current deferred tax assets:
Accounts receivable	$54,407	$54,553
Net operating loss	27,807	866,000
Unrealized loss	183,216	372,791
Inventory	78,227	37,322

Total current deferred tax asset	$343,657	$1,330,666

Non-current deferred tax assets:
Deferred rent	79,575	74,044
Deferred compensation	194,768	195,290

Total non-current deferred tax asset	$274,343	$269,334

Total deferred tax asset	$618,000	$1,600,000

Non-current deferred tax liability:
Fixed assets	439,500	415,000

Total deferred tax liabilities	$439,500	$415,000

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   7 - INCOME TAXES (cont’d):

As of October 31, 2014 the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $0 and $735,000 respectively. As of October 31, 2013 the Company had U.S. federal and state NOLs $2,417,000. The Company’s U.S. federal NOL was fully utilized during the year ended October 31, 2014 since the Company was able to carry it back to offset taxable income in a prior year. No carryback was allowed for state income tax purposes.

A valuation allowance was not provided at October 31, 2014 or 2013.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2014 and 2013, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2014 and 2013, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Kansas, Michigan, New Jersey, New York, Texas, Rhode Island, South Carolina and Oregon state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2011.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.  The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2009.

NOTE   8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2014 and 2013.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $146,423 for the years ended October 31, 2014 and 2013.  The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2012, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning April 1, 2012, expires on March 31, 2015.  Rent charged to operations amounted to $36,721 and $35,362 for the years ended October 31, 2014 and 2013, respectively.

The aggregate minimum future lease payments as of October 31, 2014 for each of the next five years and thereafter are as follows:

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   8 - COMMITMENTS AND CONTINGENCIES (cont’d):

October 31,

2015	$252,643
2016	243,021
2017	248,738
2018	254,683
2019	262,413
Thereafter	1,159,991
$2,421,489

401 (K) RETIREMENT PLAN:

The Company has a 401(k) retirement plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $77,822 and $60,759 for the years ended October 31, 2014 and 2013, respectively.

NOTE   9 - ECONOMIC DEPENDENCY:

Approximately 60% of the Company’s sales were derived from one customer during the year ended October 31, 2014.  This customer also accounted for approximately $7,423,000 or 48% of the Company’s accounts receivable balance at October 31, 2014.   Approximately 60% of the Company’s sales were derived from one customer during the year ended October 31, 2013.  This customer also accounted for approximately $6,277,000 or 51% of the Company’s accounts receivable balance at October 31, 2013.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2014, approximately 61% of the Company’s purchases were from four vendors.   These four vendors accounted for approximately $4,104,000 of the Company’s accounts payable at October 31, 2014.  For the year ended October 31, 2013, approximately 75% of the Company’s purchases were from ten vendors.  Two of these vendors accounted for 53% of total purchases.  These two vendors accounted for approximately $4,122,000 of the Company’s accounts payable at October 31, 2013.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2014 and 2013 of $443,518 and $475,620, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $17,495,000 and $31,183,000 for the years ended October 31, 2014 and 2013, respectively.  The corresponding accounts payable balance to this vendor was approximately $884,000 and $1,139,000 at October 31, 2014 and 2013, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2014 and 2013 was $515,549 and $515,498, respectively.  Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2014 and 2013, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 156,415 shares for $995,729 during the year ended October 31, 2014. The Company did not purchase any shares during the year ended October 31, 2013.

b.
Dividends. On December 27, 2012, the Company paid a cash dividend of $387,379 $(0.06 per share) to all stockholders of record as of December 15, 2012. On June 30, 2013, the Company announced that the Board elected to terminate the dividend program.

c.
Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The Share Repurchase Program may be discontinued or suspended at any time.

NOTE 12 - FAIR VALUE MEASUREMENTS:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE 12 - FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of October 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	515,549	515,549	–	–
Total Assets	$515,549	$515,549	–	–

Liabilities:
Commodities – Options	(217,624)		(217,624)
Commodities – Futures	(267,300)	–	(267,300)	–
Total Liabilities	$(484,924)	–	$(484,924)	–

		Fair Value Measurements as of October 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market	515,498	515,498	–	–
Total Assets	$515,498	$515,498	–	–

Liabilities:
Commodities – Options	(188,819)		(188,819)
Commodities – Futures	(795,221)	–	(795,221)	–
Total Liabilities	$(984,040)	–	$(984,040)	–

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014 AND 2013

NOTE   13 - SUBSEQUENT EVENT:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.