Form 10-Q
period 2015-01-31
COFFEE HOLDING CO INC
filed 2015-03-09
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

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

6,456,316 shares of common stock, par value $0.001 per share, are outstanding at March 4, 2015.

i

PART I

ITEM 1  -  FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2015 AND OCTOBER 31, 2014

	January 31, 2015	October 31, 2014
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,519,981	$3,782,639
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	21,295,183	15,419,860
Inventories	13,562,889	15,210,153
Prepaid green coffee	218,451	467,155
Prepaid expenses and other current assets	268,670	260,112
Prepaid and refundable income taxes	135,946	759
Deferred income tax asset	819,052	343,657
TOTAL CURRENT ASSETS	39,820,172	35,484,335

Machinery and equipment, at cost, net of accumulated depreciation of $3,847,166 and $3,704,802 for 2015 and 2014, respectively	1,885,769	1,991,094
Customer list and relationships, net of accumulated amortization of $35,625 and $33,750 for 2015 and 2014, respectively	114,375	116,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	98,119	97,404
Deposits and other assets	631,158	643,549
TOTAL ASSETS	$43,169,593	$38,952,632

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,420,898	$8,693,100
Line of credit	5,498,458	2,498,458
Due to broker	1,846,733	484,924
Income taxes payable	474,309	331,051
TOTAL CURRENT LIABILITIES	16,240,398	12,007,533

Deferred income tax liabilities	150,052	165,157
Deferred rent payable	212,744	209,640
Deferred compensation payable	503,158	515,549
TOTAL LIABILITIES	17,106,352	12,897,879
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,215,894 shares outstanding for 2015 and 2014	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	11,150,969	11,079,168
Less: Treasury stock, 240,422 common shares, at cost for 2015 and 2014	(1,267,862)	(1,267,862)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,793,672	25,721,871
Noncontrolling interest	269,569	332,882
TOTAL EQUITY	26,063,241	26,054,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,169,593	$38,952,632

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
(Unaudited)

	January 31, 2015	January 31, 2014
NET SALES	$38,405,979	$27,346,347

COST OF SALES (which include purchases of approximately $9.8 million and $5.0 million for the three months ended January 31, 2015 and 2014, respectively, from a related party)	36,484,535	23,227,722

GROSS PROFIT	1,921,444	4,118,625

OPERATING EXPENSES:
Selling and administrative	1,666,357	1,710,612

Officers’ salaries	152,735	159,100
TOTAL	1,819,092	1,869,712

INCOME FROM OPERATIONS	102,352	2,248,913

OTHER INCOME (EXPENSE):
Interest income	8,297	883
Gain (Loss) from equity method investments	715	(182)
Interest expense	(53,979)	(18,088)
TOTAL	(44,967)	(17,387)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	57,385	2,231,526

(Benefit) provision for income taxes	(31,104)	825,925

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	88,489	1,405,601
Less: net income attributable to the non-controlling interest in subsidiary	(16,688)	(33,861)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$71,801	$1,371,740

Basic earnings per share	$0.01	$0.22

Diluted earnings per share	$0.01	$0.21

Weighted average common shares outstanding:
Basic	6,215,894	6,372,309
Diluted	6,215,894	6,639,309

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
(Unaudited)

	January 31, 2015	January 31, 2014
OPERATING ACTIVITIES:
Net income	$88,489	$1,405,601
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	145,673	148,248
Unrealized loss (gain) on commodities	1,361,809	(1,179,594)
(Gain) loss on equity method investments	(715)	182
Deferred rent	3,104	4,877
Deferred income taxes	(490,500)	414,100
Changes in operating assets and liabilities:
Accounts receivable	(5,875,323)	2,325,651
Inventories	1,647,264	406,461
Prepaid expenses and other current assets	(8,558)	102,965
Prepaid green coffee	248,704	(181,670)
Prepaid and refundable income taxes	(135,187)	407,704
Accounts payable and accrued expenses	(272,203)	(2,004,402)
Income taxes payable	143,258	200
Net cash (used in) provided by operating activities	(3,144,185)	1,850,323

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(38,473)	(123,874)
Net cash used in investing activities	(38,473)	(123,874)

FINANCING ACTIVITIES:
Advances under bank line of credit	5,000,000	40,202
Principal payments under bank line of credit	(2,000,000)	(1,269,384)
Payment of dividend	(80,000)	-
Net cash provided by (used in) financing activities	2,920,000	(1,229,182)

NET (DECREASE) INCREASE IN CASH	(262,658)	497,267

CASH, BEGINNING OF PERIOD	3,782,639	4,035,669

CASH, END OF PERIOD	$3,519,981	$4,532,936

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$46,479	$21,225
Income taxes paid	$453,205	$5,089

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
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

Liquidity

As of January 31, 2015, the Company has a financing agreement with Sterling National Bank ('Sterling") for a credit facility that expires on March 31, 2015. The Company is currently in discussions with Sterling to extend the term of the credit facility and the Company expects to finalize a long term extension prior to March 31, 2015. The Company anticipates that its existing working capital will be adequate to fund its operating, investing and financing needs for the next twelve months. However, if the credit facility is not extended, the Company may need to pursue additional financing arrangements, including new credit facilities, issuance of debt, reduce expenditures, or a combination of the preceding, to meet the Company’s cash requirements. The Company can provide no assurance that additional financing will be available at all or, if available, that the Company will be able to obtain additional financing on terms favorable to it.

NOTE 2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 23, 2015 for the fiscal year ended October 31, 2014 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2015, and results of operations for the three months ended January 31, 2015  and the cash flows for the three months ended January 31, 2015 , as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 4 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $8,297 and $883 for the three months ended January 31, 2015 and 2014, respectively.  The prepaid coffee balance was $218,451 at January 31, 2015 and $467,155 at October 31, 2014.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	January 31, 2015	October 31, 2014
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6 - INVENTORIES:

Inventories at January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Packed coffee	$1,276,449	$1,578,248
Green coffee	11,602,667	12,987,257
Packaging supplies	683,773	644,648
Totals	$13,562,889	$15,210,153

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
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

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2015	October 31, 2014
Option Contracts	$(700,064)	$(217,624)
Future Contracts	(1,146,669)	(267,300)
Total Commodities	$(1,846,733)	$(484,924)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2015, the Company held 146 futures contracts for the purchase of 5,475,000 pounds of green coffee at a weighted average price of $1.67 to $1.80 per pound.  The fair market value of coffee applicable to such contracts was $1.62 per pound at that date.  The Company also held 610 options covering an aggregate of 22,875,000 pounds of green coffee beans at prices from $1.67 to $1.78 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $(700,064) at January 31, 2015.

At October 31, 2014, the Company held 60 futures contracts (generally with terms of three to four months) for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date. The Company did not hold any options that were in the money at October 31, 2014.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2015	2014
Gross realized gains	$645,598	$820,982
Gross realized losses	(980,681)	(971,255)
Unrealized (loss) gain	(1,361,809)	1,179,594
Total	$(1,696,892)	$1,029,321

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 8 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling for a $5,000,000 credit facility. The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory. The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.75% at January 31, 2015 and October 31, 2014).

On July 22, 2010, the credit facility was increased to $7,000,000. In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000. Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012. The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term. Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 3.25%) plus one percent (1%). On May 10, 2013, the credit facility was extended until February 17, 2015. On February 12, 2015, the term of the credit facility was further extended until March 31, 2015. The Company is currently in discussions with Sterling to extend the term of the credit facility and the Company expects to finalize a long term extension prior to March 31, 2015. The Company anticipates that its existing working capital will be adequate to fund its operating, investing and financing needs for the next twelve months.  However, if the credit facility is not extended, the Company may need to pursue additional financing arrangements, including new credit facilities, issuance of debt, reduce expenditures, or a combination of the preceding, to meet the Company’s cash requirements.  The Company can provide no assurance that additional financing will be available at all or, if available, that the Company will be able to obtain additional financing on terms favorable to it. There is currently no assurance that the term of the credit facility will be extended or if the extended term of the credit facility will be acceptable to the Company. The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions. The credit facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at January 31, 2015 and October 31, 2014.

On February 3, 2011, the Company amended their credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Company provided a corporate guarantee to Sterling in connection with the amendment.

As of January 31, 2015 and October 31, 2014, the outstanding balance under the bank line of credit was $5,498,458 and $2,498,458, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of  January 31, 2015 and October 31, 2014, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2015 and October 31, 2014, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Kansas, Oregon, Rhode Island, South Carolina, Rhode Island, Virginia, Connecticut, Michigan and Texas state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2011.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2008.

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,215,894 and 6,372,309 for the three months ended January 31, 2015 and 2014. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,215,894 and 6,639,309 for the three months ended January 31, 2015 and 2014.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 65% of the Company’s sales were derived from one customer during the three months ended January 31, 2015.  This customer also accounted for approximately $14,730,000 of the Company’s accounts receivable balance at January 31, 2015.  Approximately 55% of the Company’s sales were derived from one customer during the three months ended January 31, 2014.  This customer also accounted for approximately $4,081,000 of the Company’s accounts receivable balance at January 31, 2014.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2015, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $5,755,000 of the Company’s accounts payable at January 31, 2015.  For the three months ended January 31, 2014, approximately 61% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,058,000 of the Company’s accounts payable at January 31, 2014. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2015 and 2014 of $85,239 and $107,067, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $9,800,000 and $5,000,000 for the three months ended January 31, 2015 and 2014, respectively.  The corresponding accounts payable balance to this vendor was approximately $1,449,000 and $1,419,000 at January 31, 2015 and 2014, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at January 31, 2015 and October 31, 2014 were $503,158 and $515,549, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.           Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three months ended January 31, 2015 and 2014.

b.           Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The Share Repurchase Program may be discontinued or suspended at any time.

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
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 14 - FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of January 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market	503,158	503,158	–	–
Total Assets	$503,158	$503,158	–	–

Liabilities:
Commodities – Options	(700,064)		(700,064)
Commodities – Futures	(1,146,669)	–	(1,146,669)	–
Total Liabilities	$(1,846,733)	–	$(1,846,733)	–

		Fair Value Measurements as of October 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	515,549	515,549	–	–
Total Assets	$515,549	$515,549	–	–

Liabilities:
Commodities – Options	(217,624)		(217,624)
Commodities – Futures	(267,300)	–	(267,300)	–
Total Liabilities	$(484,924)	–	$(484,924)	–

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015 AND 2014
(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2  -  MANAGEMENT’S DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Cautionary Note on Forward-Looking Statement

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and, for this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisitions of certain assets of Premier Roasters, LLC, which included equipment and a roasting facility in La Junta, Colorado,    a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with Organic Products and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands. We believe these efforts will allow us to expand our business.

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

● Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $213,000 for the quarter ended January 31, 2015. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

● Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $136,000 for the quarter ended January 31, 2015.

● We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2015 of $669,000 may require a valuation allowance if we do not generate taxable income.

● Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At January 31, 2015, our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$114,375
Trademarks	180,000
Goodwill	440,000
$734,375

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

Because we are a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the acquisition date was used as a basis to measure the fair value of goodwill. Goodwill and the intangible assets will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if circumstances indicate that an impairment or decline in value may have occurred.

Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Net Income . We had net income of $71,801, or $0.01 per share basic and diluted, for the three months ended January 31, 2015 compared to net income of $1,371,740 or $0.22 per share basic and $0.21 per share diluted, for the three months ended January 31, 2014. The decrease in net income reflects a $1.7 million or $0.27 per share unrealized loss on our hedging activities.

Net Sales. Net sales totaled $38,405,979 for the three months ended January 31, 2015, an increase of $11,059,632, or 40%, from $27,346,347 for the three months ended January 31, 2014. The increase in net sales reflects a combination of increased sales of green and roasted coffee along with higher coffee prices year over year.

Cost of Sales. Cost of sales for the three months ended January 31, 2015 was $36,484,535 or 95.0% of net sales, as compared to $23,227,722 or 84.9% of net sales for the three months ended January 31, 2014. The increase in cost of sales reflects higher prices paid for green coffee during this period compared to the same period during 2014 and a $1.7 million unrealized loss on our hedging activities in 2015 compared to a $1 million gain in 2014.

Gross Profit. Gross profit decreased $2,197,181 to $1,921,444 for the three months ended January 31, 2015 as compared to gross profit of $4,118,625 for the three months ended January 31, 2014. Gross profit as a percentage of net sales decreased by 10.1% for the three months ended January 31, 2015, as compared to gross profit as a percentage of net sales for the three months ended January 31, 2014. The decrease in our margins reflects unrealized losses in our hedging activities and higher prices paid for green coffee during this period compared to the same period during 2014.

Operating Expenses. Total operating expenses decreased by $50,620, or 2.7%, to $1,819,092 for the three months ended January 31, 2015 as compared to operating expenses of $1,869,712 for the three months ended January 31, 2014. The decrease in operating expenses was due to a decrease in selling and administrative expenses of $44,255 and a decrease of $6,365 in officers’ salaries.

Other Expense. Other expenses increased by $27,580 to $44,967 for the three months ended January 31, 2015 compared to other expenses of $17,387 for the three months ended January 31, 2014. Interest income increased by $7,414, interest expense increased by $35,891 and our equity investment showed a gain of $715 as compared to a loss of $182 for the three months ended January 31, 2015. The increase in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our benefit for income taxes for the three months ended January 31, 2015 totaled $31,104 compared to a provision of $825,925 for the three months ended January 31, 2014. The decrease reflects lower pre-tax income for the quarter.

Liquidity and Capital Resources

As of January 31, 2015, we had working capital of $23,579,774, which represented a $102,972 increase from our working capital of $23,476,802 as of October 31, 2014, and total stockholders’ equity of $25,793,672, which increased by $71,801 from our total stockholders’ equity of $25,721,871 as of October 31, 2014. Our working capital increased primarily due to an increase of $5,875,323 in accounts receivable, an increase of $8,558 in prepaid expenses and other current assets, an increase of $475,395 in deferred income tax asset, an increase of $135,187 in prepaid and refundable income taxes, a decrease in accounts payable and accrued expenses of $272,202, partially offset by a decrease of $1,647,264 in our inventory, a decrease of $248,704 in prepaid green coffee, an increase of $3,000,000 in our line of credit, an increase of $1,361,809 in due to broker and an increase of $143,258 in income taxes payable. At January 31, 2015, the outstanding balance on our line of credit was $5,498,458 compared to $2,498,458 at October 31, 2014. Total stockholders’ equity increased due to an increase in retained earnings as a result of our net income.

For the three months ended January 31, 2015, our operating activities used net cash of $3,144,185 as compared to the three months ended January 31, 2014 when operating activities provided net cash of $1,850,323. The decreased cash flow from operations for the three months ended January 31, 2015 was primarily due to a decrease in net income of $1,317,112, unrealized loss on commodities of $1,361,809, an increase in deferred income taxes of $490,500 and an increase in accounts receivable of $5,875,323 partially offset by a decrease in our inventories of $1,647,264 and a decrease in prepaid green coffee of $248,704.

For the three months ended January 31, 2015, our investing activities used net cash of $38,473 as compared to the three months ended January 31, 2014 when net cash used in investing activities was $123,874. The decrease in our uses of cash in investing activities was primarily due to decreased purchases of equipment.

For the three months ended January 31, 2015, our financing activities provided net cash of $2,920,000 compared to net cash used in financing activities of $1,229,182 for the three months January 31, 2014. The change in cash flow from financing activities for the three months ended January 31, 2015 was primarily due to increased net borrowing from our credit facility.

On February 17, 2009, we entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and we can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to us and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate of 3.75% at January 31, 2015 and October 31, 2014.

On July 22, 2010, we had the credit facility increased to $7,000,000.  In addition, OPTCO was added as a co-borrower and the inventory sublimit was raised from $1,000,000 to $2,000,000.  Subsequent to July 31, 2010, $1,800,000 of the credit facility was allocated to OPTCO.

The initial term of the credit facility was for three years and expired on February 17, 2012.  The initial terms of the credit facility provided that the credit facility may be automatically extended for successive periods of one year each unless one party shall have provided the other party with a written notice of termination at least ninety days prior to the expiration of the then current term.  Prior to the expiration of the initial term, and effective as of February 12, 2012, the term was extended until February 17, 2014 and the interest rate was reduced to the Wall Street Journal Prime rate (which is currently 2.75%) plus one percent (1%). On May 10, 2013, the Credit Facility was extended until February 17, 2015. On February 12, 2015, the term of the credit facility was further extended until March 31, 2015.  We are currently in discussions with Sterling to extend the term of the credit facility and we expect to finalize a long term extension prior to March 31, 2015. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months.  However, if the credit facility is not extended, we may need to pursue additional financing arrangements, including new credit facilities, issuance of debt, reduce expenditures, or a combination of the preceding, to meet our cash requirements.  We can provide no assurance that additional financing will be available at all or, if available, that we will be able to obtain additional financing on terms favorable to us. There is currently no assurance that the term of the credit facility will be extended or if the extended term of the credit facility will be acceptable to us. The credit facility is secured by all our tangible and intangible assets.

The credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that we maintain a minimum working capital at all times.  We were in compliance with all required financial covenants at January 31, 2015 and October 31, 2014.

On February 3, 2011, we amended the credit facility regarding the creation of a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  We provided a corporate guarantee to Sterling in connection with the amendment.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our debts, through January 31, 2016 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements (the “Financial Statements”) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At January 31, 2015, our debt was $5,498,458. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and expect to continue to use, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” In our Annual Report on Form 10-K filing with the SEC on January 24, 2015.

At January 31, 2015, we held 146 futures contracts for the purchase of 5,475,000 pounds of green coffee at a weighted average price of $1.67 to $1.80 per pound. The fair market value of coffee applicable to such contracts was $1.62 per pound at that date.  We also held 610 options covering an aggregate of 22,875,000 pounds of green coffee beans at prices from $1.67 to $1.78 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $(700,064) at January 31, 2015.

ITEM 4  -  CONTROLS AND PROCEDURES.

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

PART II

OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 1A -   RISK FACTORS.

There were no material changes during the quarter ended January 31, 2015 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2014.

ITEM 2  -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4  -  MINE SAFETY DISCLOSURES.

None.

ITEM 5  -  OTHER INFORMATION.

None.

ITEM 6  -  EXHIBITS.

31.1           Principal Executive Officer and Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Principal Executive Officer and Principal Financial Officer's Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 9, 2015.

Coffee Holding Co., Inc.

Date: March 9, 2015	By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer)