Form 10-Q
period 2015-04-30
COFFEE HOLDING CO INC
filed 2015-06-11
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2015
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

Large accelerated filer ☐                                                                                  Accelerated filer ☐
Non-accelerated filer ☐                                                                                  Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

6,215,894 shares of common stock, par value $0.001 per share, are outstanding at June 8, 2015.

ITEM 1.  FINANCIAL STATEMENTS.
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2015 AND OCTOBER 31, 2014

	April 30, 2015	October 31, 2014
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,614,411	$3,782,639
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	13,156,338	15,419,860
Inventories	12,673,926	15,210,153
Prepaid green coffee	121,112	467,155
Prepaid expenses and other current assets	177,365	260,112
Prepaid and refundable income taxes	1,388,152	759
Due from broker	4,772	-
Deferred income tax asset	1,438,883	343,657
TOTAL CURRENT ASSETS	32,574,959	35,484,335
Machinery and equipment, at cost, net of accumulated depreciation of $3,975,074 and $3,704,802 for 2015 and 2014, respectively	2,062,159	1,991,094
Customer list and relationships, net of accumulated amortization of $37,500 and $33,750 for 2015 and 2014, respectively	112,500	116,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investment	97,852	97,404
Deposits and other assets	653,727	643,549
TOTAL ASSETS	$36,121,197	$38,952,632
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,477,459	$8,693,100
Line of credit	5,771,036	2,498,458
Due to broker	-	484,924
Income taxes payable	-	331,051
TOTAL CURRENT LIABILITIES	11, 248,495	12,007,533

Deferred income tax liabilities	116,733	165,157
Deferred rent payable	215,846	209,640
Deferred compensation payable	525,727	515,549
TOTAL LIABILITIES	12,106,801	12,897,879
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,215,894 shares outstanding for periods ended April 30, 2015 and October 31,2014, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	9,098,409	11,079,168
Less: Treasury stock, 240,422 common shares, at cost for 2015 and 2014	(1,267,862)	(1,267,862)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,741,112	25,721,871
Non-controlling interest	273,284	332,882
TOTAL EQUITY	24,014,396	26,054,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,121,197	$38,952,632

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014
NET SALES	$68,669,033	$52,745,098	$30,263,054	$25,398,751

COST OF SALES (including $14.9 and $9.1 million of related party costs for the six months ended April 30, 2015 and 2014, respectively. Including $5.1 and $4.1 million for the three months ended April 30, 2015 and 2014, respectively.)	67,824,859	44,667,209	31,340,321	21,439,484

GROSS PROFIT (LOSS)	844,174	8,077,889	(1,077,267)	3,959,267

OPERATING EXPENSES:
Selling and administrative	3,563,835	3,434,249	1,897,480	1,723,641
Officers’ salaries	325,585	300,200	172,850	141,100
TOTAL	3,889,420	3,734,449	2,070,330	1,864,741

(LOSS) INCOME FROM OPERATIONS	(3,045,246)	4,343,440	(3,147,597)	2,094,526

OTHER INCOME (EXPENSE)
Interest income	13,228	16,796	4,930	15,913
Gain (loss) from equity method investment	448	(89)	(267)	93
Interest expense	(118,612)	(26,069)	(64,633)	(7,981)
TOTAL	(104,936)	(9,362)	(59,970)	8,025

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(3,150,182)	4,334,078	(3,207,567)	2,102,551

(Benefit) provision for income taxes	(1,189,825)	1,663,953	(1,158,721)	838,028

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,960,357)	2,670,125	(2,048,846)	1,264,523
Less: Net (income) attributable to the non-controlling interest	(20,402)	(37,165)	(3,714)	(3,303)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,980,759)	$2,632,960	$(2,052,560)	$1,261,220

Basic (loss) earnings per share	$(.32)	$.41	$(.33)	$.20
Diluted (loss) earnings per share	$(.32)	$.40	$(.33)	$.19

Weighted average common shares outstanding:
Basic	6,215,894	6,372,309	6,215,894	6,372,309
Diluted	6,215,894	6,639,309	6,215,894	6,639,309

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2015 AND 2014
(Unaudited)

	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(1,960,357)	$2,670,125
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	274,022	295,723
Unrealized gain on commodities	(489,696)	(1,173,103)
(Gain) loss on equity method investment	(448)	89
Deferred rent	6,206	7,981
Deferred income taxes	(1,143,650)	1,290,800
Changes in operating assets and liabilities:
Accounts receivable	2,263,522	1,075,993
Inventories	2,536,227	(834,330)
Prepaid expenses and other current assets	82,747	(62,557)
Prepaid green coffee	346,043	339,290
Prepaid and refundable income taxes	(1,387,393)	974,046
Accounts payable and accrued expenses	(3,215,641)	(966,536)
Income taxes payable	(331,051)	216,658
Net cash (used in) provided by operating activities	(3,019,469)	3,834,179

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(341,337)	(166,851)
Net cash used in investing activities	(341,337)	(166,851)

FINANCING ACTIVITIES:
Advances under bank line of credit	9,272,578	48,814
Principal payments under bank line of credit	(6,000,000)	(1,277,996)
Payment of dividend	(80,000)	(52,000)
Net cash provided by (used in) financing activities	3,192,578	(1,281,182)

NET (DECREASE) INCREASE IN CASH	(168,228)	2,386,146

CASH, BEGINNING OF PERIOD	3,782,639	4,035,669

CASH, END OF PERIOD	$3,614,411	$6,421,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$112,585	$29,836
Income taxes paid	$1,641,197	$8,500

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
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
APRIL 30, 2015 AND 2014
(Unaudited)

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2015, and results of operations for the three and six months ended April 30, 2015 and 2014 and the cash flows for the six months ended April 30, 2015 and 2014, as applicable, have been made.

The results of operations for the three and six months ended April 30, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiary, Organic Products Trading Company, LLC (“OPTCO”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc.  The Company owns a 60% equity interest in GCC.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 -	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
      (Unaudited)

NOTE 4 -	PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $13,228 and $16,796 for the six months ended April 2015 and 2014, respectively.  The prepaid coffee balance was $121,112 at April 30, 2015 and $467,155 at October 31, 2014.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	April 30,	October 31,
	2015	2014
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

NOTE 6 -	INVENTORIES:

Inventories at April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Packed coffee	$1,953,152	$1,578,248
Green coffee	9,964,619	12,987,257
Packaging supplies	756,155	644,648
Totals	$12,673,926	$15,210,153

NOTE 7 -	COMMODITIES HELD BY BROKER:

The Company has used, and will continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  The commodities held at the broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2015	October 31, 2014

Option Contracts	111,515	(217,624)
Future Contracts	(106,743)	(267,300)
Total Commodities	4,772	(484,924)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2015, the Company held 70 futures contracts (generally with terms of three to four months) for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.366 per pound.    The fair market value of coffee applicable to such contracts was $1.3745 per pound at that date.

At October 31, 2014, the Company held 60 futures contracts (generally with terms of three to four months) for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date. The Company did not hold any options that were in the money at October 31, 2014.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

NOTE 7 -	COMMODITIES HELD BY BROKER (cont’d):

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2015	2014
Gross realized gains	$52,670	$1,334,861
Gross realized losses	(5,259,865)	(933)
Unrealized gain (losses)	1,851,504	(6,492)
Total	$(3,355,691)	$1,327,436

	Six Months Ended April 30,
	2015	2014
Gross realized gains	$698,267	$2,155,843
Gross realized losses	(6,240,545)	(972,188)
Unrealized gains	489,695	1,173,102
Total	$(5,052,583)	$2,356,757

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

NOTE 8 -	LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.25% and 3.75%) at April 30, 2015 and October 31, 2014, respectively.

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

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with Sterling.   Pursuant to the Modification Agreement, the credit facility was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%); and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of .50% of the maximum amount of the Loan Facility in effect as of the date of the termination event.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2015 and October 31, 2014.

As of April 30, 2015 and October 31, 2014, the outstanding balance under the bank line of credit was $4,534,036 and $2,498,458, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling.  The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017.  The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower.  The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company.  In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of April 30, 2015, the outstanding balance under the New Loan Facility was $1,237,000.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

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

The weighted average common shares outstanding used in the computation of basic earnings per share were 6,215,894 for the three and six months ended April 30, 2015 and 6,215,894 for the three and six months ended April 30, 2014. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,215,894 for the three and six months ended April 30, 2015 and 6,639,309 for the three and six months ended April 30, 2014.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

NOTE 10 -	ECONOMIC DEPENDENCY:

Approximately 61% of the Company’s sales were derived from one customer during the six months ended April 30, 2015.  This customer also accounted for approximately $6,750,000 of the Company’s accounts receivable balance at April 30, 2015.  Approximately 53% of the Company’s sales were derived from one customer during the six months ended April 30, 2014.  This customer also accounted for approximately $5,575,000 of the Company’s accounts receivable balance at April 30, 2014.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2015, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,442,000 of the Company’s accounts payable at April 30, 2015.  For the six months ended April 30, 2014, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,686,000 of the Company’s accounts payable at April 30, 2014. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 55% of the Company’s sales were derived from one customer during the three months ended April 30, 2015.  Approximately 50% of the Company’s sales were derived from one customer during the three months ended April 30, 2014.

For the three months ended April 30, 2015, approximately 65% of the Company’s purchases were from four vendors.  For the three months ended April 30, 2014, approximately 68% of the Company’s purchases were from three vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

NOTE 11 -	RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2015 of $130,796 and $216,035, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $14,900,000 and $9,100,000 for the six and three months ended April 30, 2015 and $9,100,000 and $4,100,000 for the six and three months ended April 30, 2014.  The corresponding accounts payable balance to this vendor was approximately $469,000 and $569,000 at April 30, 2015 and 2014, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at April 30, 2015 and October 31, 2014 were $525,727 and $515,549, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(Unaudited)

NOTE 12 -	STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and six months ended April 30, 2015 and 2014.

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

NOTE 13 -	SUBSEQUENT EVENTS:

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

Overview

We are an integrated wholesale coffee roaster and dealer in the United States and one of the few coffee companies that offer a broad array of coffee products across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are well-positioned to increase our profitability and endure potential coffee price volatility throughout varying cycles of the coffee market and economic conditions.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisitions of certain assets of Premier Roasters, LLC, which included equipment and a roasting facility in La Junta, Colorado,  the engagement of a West Coast Brand Manager to market our S&W brand and to increase sales of S&W coffee to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and the addition of three sales persons from the Café Bustelo division of Folgers to assist with the expansion of our Café Caribe and Supremo brands. We believe these efforts will allow us to expand our business.

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

We have used, and will continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increase of our losses.  As a result of the volatile nature of the commodities markets, we are scaling back our use of hedging and short-term trading of coffee futures and options contracts. See Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $132,000 for the quarter ended April 30, 2015. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $127,000 for the quarter ended April 30, 2015.

●
We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of April 30, 2015 of $114,000 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. This company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer list and relationships and trademarks acquired from OPTCO. At April 30, 2015 our balance sheet reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$112,500
Trademarks	180,000
Goodwill	440,000

$732,500

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

    Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

Net (Loss) Income . We had a net loss of $2,052,560, or $0.33 per share basic and diluted, for the three months ended April 30, 2015 compared to net income of $1,261,220 or $0.20 per share basic and $0.19 per share diluted, for the three months ended April 30, 2014. The decrease in net income reflects a $3.3 million or $0.53 per share of net loss on our hedging activities resulting from the liquidation of certain hedging positions that were not profitable as part of our previously announced strategy to scale back our use of hedging and short-term trading of coffee futures and options contracts.

Net Sales. Net sales totaled $30,263,054 for the three months ended April 30, 2015, an  increase of $4,864,273, or 19%, from $25,398,751 for the three months ended April 30, 2014. The increase in net sales reflects increased sales of green and roasted coffee year over year.

Cost of Sales. Cost of sales for the three months ended April 30, 2015 was $31,340,321 or 103.6% of net sales, as compared to $21,439,484 or 84.4% of net sales for the three months ended April, 30, 2014. The increase in cost of sales reflects a $3.3 million net loss on our hedging activities resulting from the liquidation of certain hedging positions that were not profitable as part of our previously announced strategy to scale back our use of hedging and short-term trading of coffee futures and options contracts  in the three month period ended April 30, 2015 compared to a $1.3 million gain in the same period 2014.

Gross Profit. Gross profit decreased $5,036,534 to $(1,077,267) for the three months ended April 30, 2015 as compared to gross profit of $3,959,267 for the three months ended April 30, 2014. Gross profit as a percentage of net sales decreased by 19.2% for the three months ended April 30, 2015, as compared to gross profit as a percentage of net sales for the three months ended April 30, 2014. The decrease in our margins reflects net losses in our hedging activities compared to the same period during 2014.

Operating Expenses. Total operating expenses increased by $205,589, or11.02%, to $2,070,330 for the three months ended April 30, 2015 as compared to operating expenses of $1,864,741 for the three months ended April 30, 2014. The increase in operating expenses was due to an increase in selling and administrative expenses of $173,839 and an increase of $31,750 in officers’ salaries.

Other Expense Income. Other expenses increased by $67,995 to $59,970 for the three months ended April 30, 2015 compared to other income of $8,025 for the three months ended April 30, 2014. Interest income decreased by $10,983, interest expense increased by $56,652 and our equity investment showed a loss of $267 as compared to a gain of $93 for the three months ended April 30, 2014. The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our benefit for income taxes for the three months ended April 30, 2015 totaled $1,158,721 compared to a provision of $838,028 for the three months ended April 30, 2014. The decrease reflects no pre-tax income for the three months ended April 30, 2015.

Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

Net (Loss) Income . We had a net loss of $1,980,759, or $0.32 per share basic and diluted, for the six months ended April 30, 2015 compared to net income of $2,632,960 or $0.41 per share basic and $0.40 per share diluted, for the six months ended April 30, 2014. The decrease in net income reflects a $5.1 million or  $0.81 per share of net  loss on our hedging activities resulting from the liquidation of certain hedging positions that were not profitable as part of our previously announced strategy to scale back our use of hedging and short-term trading of coffee futures and options contracts.

Net Sales. Net sales totaled $68,669,033 for the six months ended April 30, 2015, an increase of $15,923,935, or 30.2%, from $52,745,098 for the six months ended April 30, 2014. The increase in net sales reflects a combination of increased sales of green and roasted coffee.

Cost of Sales. Cost of sales for the six months ended April 30, 2015 was $67,824,859 or 98.8% of net sales, as compared to $44,667,209 or 84.7% of net sales for the six months ended April 30, 2014. The increase in cost of sales reflects $5.1 million net loss on our hedging activities resulting from the liquidation of certain hedging positions that were not profitable as part of our previously announced strategy to scale back our use of hedging and short-term trading of coffee futures and options contracts  in the six month period ended April 30, 2015 compared to a $2.3 million gain in the same period in 2014.

Gross Profit. Gross profit decreased $7,233,715 to $844,174 for the six months ended April 30, 2015 as compared to gross profit of $8,077,889 for the six months ended April 30, 2014. Gross profit as a percentage of net sales decreased by 13.5% for the six months ended April 30, 2015, as compared to gross profit as a percentage of net sales for the three months ended April 30, 2014. The decrease in our margins reflects net losses in our hedging activities compared to the same period in 2014.

Operating Expenses. Total operating expenses increased by $154,971, or 4.2%, to $3,889,420 for the six months ended April 30, 2015 as compared to operating expenses of $3,734,449 for the six months ended April 30, 2014. The increase in operating expenses was due to an increase in selling and administrative expenses of $129,586 and an increase of $25,385 in officers’ salaries.

Other Expenses . Other expenses increased by $95,574 to $104,936 for the six months ended April 30, 2015 compared to other expenses of $9,362 for the six months ended April 30, 2014. Interest income decreased by $3,568, interest expense increased by $92,543 and our equity investment showed income of $448 as compared to a loss of $89 for the six months ended April 30, 2014. The decrease in interest income resulted from the decrease in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our benefit for income taxes for the six months ended April 30, 2015 totaled $1,189,825 compared to a provision of $1,663,953 for the six months ended April 30, 2014. The decrease reflects no pre-tax income for the quarter.

Liquidity and Capital Resources

As of April 30, 2015, we had working capital of $21,326,464, which represented a $2,150,338 decrease from our working capital of $23,476,802 as of October 31, 2014, and total stockholders’ equity of $23,741,112, which  represented a decrease of $1,980,759 from our total stockholders’ equity of $25,721,871 as of October 31, 2014. Our working capital decreased primarily due to a decrease of $168,228 in cash, a decrease of $2,263,522 in accounts receivable, a decrease of $2,536,227 in our inventory, a decrease of $82,747 in  prepaid expenses and other current assets, a decrease of $346,043 in prepaid green coffee, an  increase of $3,272,578 in our  line of credit, which was partially offset by an  increase of $1,387,393 in prepaid and refundable income taxes, an increase of $1,095,226 in deferred income tax asset, a decrease of $489,696 in due from broker, a decrease of $331,051 in income taxes payable and a decrease of $3,215,641 in accounts payable and accrued expenses.  At April 30, 2015, the outstanding balance on our line of credit was $5,771,036 compared to $2,498,458 at October 31, 2014. Total stockholders’ equity decreased due to a decrease in retained earnings as a result of our net loss.

For the six months ended April 30, 2015, our operating activities used net cash of $3,019,469 as compared to the six months ended April 30, 2014 when operating activities provided net cash of $3,834,179. The decreased cash flow from operations for the six months ended April 30, 2015 was primarily due to our net loss of $1,960,357, an increase resulting in deferred income taxes of $1,143,650, a  decrease resulting in accounts payable of $3,215,641 and an increase  resulting in prepaid and refundable income taxes of $1,387,393 which was partially offset by a decrease in our inventories resulting in inventories of $2,536,227 and a decrease resulting in accounts receivable of $2,263,522.

For the six months ended April 30, 2015, our investing activities used net cash of $341,337 as compared to the six months ended April 30, 2014 when net cash used in investing activities was $166,851. The increase in our uses of cash in investing activities was primarily due to increased purchases of equipment.

For the six months ended April 30, 2015, our financing activities provided net cash of $3,192,578 compared to net cash used in financing activities of $1,281,182 for the six months April 30, 2014. The change in cash flow from financing activities for the six months ended April 30, 2015 was primarily due to increased net borrowing from our credit facility.

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.25% and 3.75%) at April 30, 2015 and October 31, 2014, respectively.

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

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with Sterling.   Pursuant to the Modification Agreement, the credit facility was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%); and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of .50% of the maximum amount of the Loan Facility in effect as of the date of the termination event.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2015 and October 31, 2014.

As of April 30, 2015 and October 31, 2014, the outstanding balance under the bank line of credit was $4,534,036 and $2,498,458, respectively.

Also on March 10, 2015, the Company as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling.  The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017.  The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower.  The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company.  In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of April 30, 2015, the outstanding balance under the New Loan Facility was $1,237,000.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At April 30, 2015, our debt was $5.771.036. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and expect to continue to use in a more limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the notes to the Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods.  In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses.  Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” In our Annual Report on Form 10-K filing with the SEC on January 24, 2015.

At April 30, 2015, the Company held 70 futures contracts (generally with terms of three to four months) for the purchase of 2,625,000 pounds of green coffee at a weighted average price of $1.37 per pound.     The fair market value of coffee applicable to such contracts was $1.37 per pound at that date.

As a result of the volatile nature of the commodities markets, we are scaling back our use of hedging and short-term trading of coffee futures and options contracts.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended April 30, 2015 to the Risk Factors disclosed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended October 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1          Principal Executive Officer and Principal Financial Officer's  Certification Pursuant to Section  302 of the Sarbanes-Oxley Act of 2002.

32.1          Principal Executive Officer and Principal Financial Officer's  Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June  11, 2015.

Coffee Holding Co., Inc.

Date: June 11, 2015	By:	/s/ Andrew Gordon
Andrew Gordon, President
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer)