Form 10-Q
period 2015-07-31
COFFEE HOLDING CO INC
filed 2015-09-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
_____________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2015
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

6,215,894 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2015.

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2015 AND OCTOBER 31, 2014

	July 31, 2015	October 31, 2014
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,315,177	$3,782,639
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	11,995,756	15,419,860
Inventories	12,444,317	15,210,153
Prepaid green coffee	1,014,911	467,155
Prepaid expenses and other current assets	289,151	260,112
Prepaid and refundable income taxes	1,434,577	759
Deferred income tax asset	1,442,747	343,657
TOTAL CURRENT ASSETS	31,936,636	35,484,335
Machinery and equipment, at cost, net of accumulated depreciation of $4,106,177 and $3,704,802 for 2015 and 2014, respectively	1,939,477	1,991,094
Customer list and relationships, net of accumulated amortization of $39,375 and $33,750 for 2015 and 2014, respectively	110,625	116,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	97,242	97,404
Deposits and other assets	605,478	643,549
TOTAL ASSETS	$35,309,458	$38,952,632
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,600,015	$8,693,100
Line of credit	4,268,458	2,498,458
Due to broker	476,661	484,924
Income taxes payable	_-	331,051
TOTAL CURRENT LIABILITIES	10,345,134	12,007,533

Deferred income tax liabilities	114,747	165,157
Deferred rent payable	218,951	209,640
Deferred compensation payable	477,478	515,549
TOTAL LIABILITIES	11,156,310	12,897,879
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,215,894 shares outstanding for periods ended July 31, 2015 and 2014, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	9,237,571	11,079,168
Less: Treasury stock, 240,422 common shares, at cost for 2015 and 2014	(1,267,862)	(1,267,862)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,880,274	25,721,871
Non-controlling interest	272,874	332,882
TOTAL EQUITY	24,153,148	26,054,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,309,458	$38,952,632

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014
NET SALES	$95,708,890	$79,373,667	$27,039,857	$26,628,571

COST OF SALES (Including $17.9 and $13.2 million of related party costs for the nine months ended July 31, 2015 and 2014, respectively. Including $3.0 and $4.1 million for the three months ended July 31, 2015 and 2014, respectively.)	92,816,224	68,239,903	24,991,366	23,574,095

GROSS PROFIT (LOSS)	2,892,666	11,133,764	2,048,491	3,054,476

OPERATING EXPENSES:
Selling and administrative	5,286,993	5,094,939	1,723,158	1,656,789
Officers’ salaries	489,435	459,300	163,850	159,100
TOTALS	5,776,428	5,554,239	1,887,008	1,815,889

(LOSS) INCOME FROM OPERATIONS	(2,883,762)	5,579,525	161,483	1,238,587

OTHER INCOME (EXPENSE)
Interest income	26,302	32,064	13,074	12,769
(Loss) income from equity investment	(162)	(847)	(610)	(759)
Interest expense	(153,768)	(42,340)	(35,156)	(16,271)
TOTALS	(127,628)	(11,123)	(22,692)	(4,261)

(LOSS) INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(3,011,390)	5,568,402	138,791	1,234,326

(Benefit) provision for income taxes	(1,189,785)	2,114,905	40	450,952

NET (LOSS) INCOME BEFORE NON-CONTROLING INTEREST IN SUBSIDIARY	(1,821,605)	3,453,497	138,751	783,374
Less: net (income) loss attributable to the non-controlling interest	(19,992)	(61,590)	411	(24,427)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,841,597)	$3,391,907	$139,162	$758,947

Basic (loss) earnings per share	$(.30)	$.53	$.02	$.12

Diluted (loss) earnings per share	$(.30)	$.51	$.02	$.11

Weighted average common shares outstanding:
Basic	6,215,894	6,362,933	6,215,894	6,344,487
Diluted	6,215,894	6,629,933	6,215,894	6,611,487

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2015 AND 2014
(Unaudited)

	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(1,821,605)	$3,453,497
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	408,436	436,277
Unrealized gain on commodities	(8,263)	(1,211,540)
Loss on equity method investments	162	847
Deferred rent	9,311	11,084
Deferred income taxes	(1,149,500)	1,311,000
Changes in operating assets and liabilities:
Accounts receivable	3,424,104	(1,001,691)
Inventories	2,765,836	(3,588,269)
Prepaid expenses and other current assets	(29,039)	(77,445)
Prepaid green coffee	(547,756)	(85,044)
Prepaid and refundable income taxes	(1,433,818)	201,800
Accounts payable and accrued expenses	(3,093,085)	(1,256,666)
Income taxes payable	(331,051)	700
Net cash used in operating activities	(1,806,268)	(1,805,450)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(351,194)	(398,847)
Net cash used in investing activities	(351,194)	(398,847)

FINANCING ACTIVITIES:
Advances under bank line of credit	9,272,578	3,551,522
Principal payments under bank line of credit	(7,502,578)	(1,280,704)
Purchase of treasury stock	-	(660,778)
Payment of dividend	(80,000)	(52,000)
Net cash provided by financing activities	1,690,000	1,558,040

NET DECREASE IN CASH	(467,462)	(646,257)

CASH, BEGINNING OF PERIOD	3,782,639	4,035,669

CASH, END OF PERIOD	$3,315,177	$3,389,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$152,765	$37,513
Income taxes paid	$1,647,668	$715,000

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
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
JULY 31, 2015 AND 2014
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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2015, and results of operations for the three and nine months ended July 31, 2015 and 2014 and the cash flows for the nine months ended July 31, 2015 and 2014, as applicable, have been made.

The results of operations for the three and nine months ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, (“ASU 2014-09”) “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services.  ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers.  ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective.  The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018.  Early application is not permitted.  The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”).  This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of adopting this guidance.

No other accounting pronouncements were issued during the nine months ended July 31, 2015, but not yet adopted are expected to have a material impact on the Company’s condensed consolidated financial statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE 4 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $26,302 and $32,064 for the nine months ended July 2015 and 2014, respectively.  The prepaid coffee balance was $1,014,911 at July 31, 2015 and $467,155 at October 31, 2014.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE 6 - INVENTORIES:

Inventories at July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Packed coffee	$1,517,604	$1,578,248
Green coffee	10,172,904	12,987,257
Packaging supplies	753,809	644,648
Totals	$12,444,317	$15,210,153

NOTE 7 - COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.  The commodities held at the broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions.  The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2015	October 31, 2014

Option Contracts	19,399	(217,624)
Future Contracts	(496,060)	(267,300)
Total Commodities	(476,661)	(484,924)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2015, the Company held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at $1.29 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $127,575.  At July 31, 2015, the Company held 83 futures contracts for the purchase of 3,112,500 pounds of green coffee at a weighted average price of $1.29 per pound.  The fair market value of coffee applicable to such contracts was $1.25 per pound at that date.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE 7 - COMMODITIES HELD BY BROKER (cont’d):

At October 31, 2014, the Company held 60 futures contracts for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date.    The Company did not hold any options that were in the money at October 31, 2014.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2015	2014
Gross realized gains	$293,439	$1,165,014
Gross realized losses	(175,280)	(824,285)
Unrealized losses	(481,433)	38,437
Total	$(363,274)	$379,166

	Nine Months Ended July 31,
	2015	2014
Gross realized gains	$991,706	$3,321,023
Gross realized losses	(6,415,825)	(1,796,474)
Unrealized gains	8,263	1,211,540
Total	$(5,415,856)	$2,736,089

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE 8 - LINE OF CREDIT:

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company and considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.25% and 3.75%) at July 31, 2015 and October 31, 2014, respectively.

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

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with Sterling.   Pursuant to the Modification Agreement, the credit facility was modified to, among other things, (i) extend the term of the financing agreement until February 28, 2017; (ii) increase the maximum amount of the credit facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%); and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of .50% of the maximum amount of the credit facility in effect as of the date of the termination event.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2015 and October 31, 2014.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE 8 - LINE OF CREDIT (cont’d):
As of July 31, 2015 and October 31, 2014, the outstanding balance under the bank line of credit was $3,031,458 and $2,498,458, respectively.

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

As of July 31, 2015, the outstanding balance under the New Loan Facility was $1,237,000.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,215,894 for the three and nine months ended July 31, 2015. The weighted average common shares outstanding used in the computation of basic earnings per share were 6,344,487 and 6,362,933 for the three and nine months ended July 31, 2014. The weighted average common shares outstanding used in the computation of diluted earnings per share were 6,611,487 and 6,629,933 for the three and nine months ended July 31, 2014.  In September 2011, the Company issued units to certain purchasers which contained warrants to purchase, in the aggregate, 267,000 shares of the Company’s common stock, all of which warrants are currently exercisable.  The 267,000 shares of common stock underlying the warrants have been included in the diluted earnings per share calculation for the three and nine months ended July 31, 2014 because of their anti-dilutive impact.

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 57% of the Company’s sales were derived from one customer during the nine months ended July 31, 2015.  This customer also accounted for approximately $5,400,000 of the Company’s accounts receivable balance at July 31, 2015.  Approximately 52% of the Company’s sales were derived from one customer during the nine months ended July 31, 2014.  This customer also accounted for approximately $7,900,000 of the Company’s accounts receivable balance at July 31, 2014.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2015, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,961,000 of the Company’s accounts payable at July 31, 2015.  For the nine months ended July 31, 2014, approximately 62% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $2,844,000 of the Company’s accounts payable at July 31, 2014. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 48% of the Company’s sales were derived from one customer during the three months ended July 31, 2015.  Approximately 52% of the Company’s sales were derived from one customer during the three months ended July 31, 2014.

For the three months ended July 31, 2015, approximately 60% of the Company’s purchases were from four vendors.  For the three months ended July 31, 2014, approximately 58% of the Company’s purchases were from three vendors.  Management does not believe the loss of any one vendor would have a material adverse effect on the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014
(UNAUDITED)

NOTE   11   -RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred by the Partner during the three and nine months ended July 31, 2015 of $97,694 and $313,729, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $17,900,000 and $3,000,000 for the nine and three months ended July 31, 2015 and $13,200,000 and $4,100,000 for the nine and three months ended July 31, 2014.  The corresponding accounts payable balance to this vendor was approximately $608,000 and $387,000 at July 31, 2015 and 2014, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at July 31, 2015 and October 31, 2014 were $477,478 and $515,549, respectively.

NOTE 12   - STOCKHOLDER’ EQUITY:

a.  Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company did not purchase any shares during the three and nine months ended July 31, 2015.

b. Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The Share Repurchase Program may be discontinued or suspended at any time. As of July 31, 2015, pursuant to the terms of the Share Repurchase Program, the Company repurchased shares of outstanding common stock in an amount equal in value to $995,728.82.

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

Our net sales are affected by the price of green coffee. We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee or on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.

We have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. In addition, we acquire futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks and we generally remain exposed to loss when prices decline significantly in a short period of time. In addition, we would remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. If the hedges that we enter into do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increase of our losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.  See Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●
We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because (i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, (ii) any risk of loss is covered by the customer’ insurance, (iii) there is persuasive evidence of a sales arrangement, (iv) the sale price is determinable and (v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional 1% of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $120,000 for the quarter ended July 31, 2015. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional 1% of potential inventory write-down would have decreased operating income by approximately $124,000 for the quarter ended July 31, 2015.

●
We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of July 31, 2015 of $1,328,000 will be utilized against prior year expense.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO. The company has been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of customer lists and relationships and trademarks acquired from OPTCO. At July 31, 2015, our balance reflected goodwill and intangible assets as set forth below:

Customer list and relationships, net	$110,625
Trademarks	180,000
Goodwill	440,000

Total	$730,625

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

Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

Net Sales. Net sales totaled $27,039,857 for the three months ended July 31, 2015, an increase of $411,286 or 1.5%, from $26,628,571 for the three months ended July 31, 2014. The increase in net sales reflects an increase in sales of our roasted product offerings of approximately $850,000, which was achieved despite a commodity pricing decrease of almost $0.75 per pound of green coffee period over period, which negatively impacted our wholesale green coffee sales.

Cost of Sales. Cost of sales for the three months ended July 31, 2015 was $24,991,366 or 92.4% of net sales, as compared to $23,574,095 or 88.5% of net sales for the three months ended July 31, 2014. The increase in cost of sales reflects higher production costs during the quarter.

Gross Profit. Gross profit decreased by $1,005,985, to $2,048,491 for the three months ended July 31, 2015 as compared to gross profit of $3,054,476 for the three months ended July 31, 2014. Gross profit as a percentage of net sales decreased by 3.9% for the three months ended July 31, 2015, as compared to gross profit as a percentage of net sales for the three months ended July 31, 2014. The decrease in our margins reflects a significant gain on hedging activity during the 2014 period as compared to the 2015 period and a commodity pricing decrease of almost $0.75 per pound of green coffee period over period, which negatively impacted our wholesale green coffee sales.

Operating Expenses. Total operating expenses increased by $71,119, or 3.9%, to $1,887,008 for the three months ended July 31, 2015 as compared to total operating expenses of $1,815,889 for the three months ended July 31, 2014. The increase in operating expenses was primarily due to an increase in selling and administrative expenses of $66,369.

Other Income Expense. Other expenses increased by $18,431 to $22,692 for the three months ended July 31, 2015 compared to other expenses of $4,261 for the three months ended July 31, 2014. Interest income increased by $305, interest expense increased by $18,885 and the loss on equity investment decreased by $149 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase in interest income resulted from the increase in pre-finance agreements with the coffee growing cooperatives. The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2015 totaled $40 compared to a provision of $450,952 for the three months ended July 31, 2014. The decrease reflects lower pre-tax income for the quarter.

Net Income. We had net income of $139,162, or $0.02 per share basic and diluted, for the three months ended July 31, 2015 compared to a net income of $758,947, or $0.12 per share basic and $0.11 per share diluted, for the three months ended July 31, 2014. In the three month period ended July 31, 2014, we had a gain resulting from our hedging activities, which impacted our net income for such period and our earnings per share by approximately $0.04 per share. Without the impact of hedging activities for the three months ended July 31, 2014 and 2015, our basic earnings per share would have been $0.08 for the 2014 period compared to approximately $0.05 per share for the 2015 period. The decrease in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

Net Sales.  Net sales totaled $95,708,890 for the nine months ended July 31, 2015, an increase of $16,335,223, or 20.6%, from $79,373,667 for the nine months ended July 31, 2014.  The increase in net sales reflects a combination of increased sales of green and roasted coffee.

Cost of Sales.  Cost of sales for the nine months ended July 31, 2015 was $92,816,224 or 97.0% of net sales, as compared to $68,239,903, or 85.9% of net sales for the nine months ended July 31, 2014.  The increase in cost of sales reflects approximately $5.4 million net loss due to losses resulting from the liquidation of many of our previously entered hedging positions as we implemented our plan to scale back our use of hedging and short term trading of coffee futures and options contracts.

Gross Profit.  Gross profit decreased $8,241,098 to $2,892,666 for the nine months ended July 31, 2015 as compared to gross profit of $11,133,764 for the nine months ended July 31, 2014.   Gross profit as a percentage of net sales decreased by 11.0% for the nine months ended July 31, 2015 as compared to gross profit as a percentage of net sales for the nine months ended July 31, 2014.  The decrease in our margins reflects net losses resulting from the liquidation of many of our previously entered hedging positions as we implemented our plan to scale back our use of hedging and short term trading of coffee futures and options contracts and a decrease in commodity pricing period over period.

Operating Expenses.  Total operating expenses increased by $222,189, or 4.0%, to $5,776,428 for the nine months ended July 31, 2015 as compared to operating expenses of $5,554,239 for the nine months ended July 31, 2014.  The increase in operating expenses was due to an increase in selling and administrative expense of $192,054 and an increase in officers’ salaries of $30,135.

Other Expense.  Other expenses increased by $116,505 to $127,628 for the nine months ended July 31, 2015 compared to other expenses of $11,123 for the nine months ended July 31, 2014.  Interest income decreased by $5,762, interest expense increased by $111,428 and the loss on equity investment decreased by $685 for the nine months ended July 31, 2015.  The decrease in interest income resulted from fewer prepaid coffee advances to our growers during the period.  The increase in interest expense resulted from an increase in the average balance outstanding on our line of credit.

Income Taxes.  Our benefit for income taxes for the nine months ended July 31, 2015 totaled $1,189,785 compared to a provision of $2,114,905 for the nine months ended July 31, 2014.  The decrease reflects no pre-tax income for the period.

Net Income.  We had a net loss of $1,841,597, or $0.30 per share basic and diluted, for the nine months ended July 31, 2015 compared to net income of $3,391,907 or $0.53 per share basic and $0.51 diluted, for the nine months ended July 31, 2014.  The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2015, we had working capital of $21,591,502, which represented a $1,885,300 decrease from our working capital of $23,476,802 as of October 31, 2014, and total stockholders’ equity of $23,880,274, which represented a decrease of $1,841,597 from our total stockholders’ equity of $25,721,871 as of October 31, 2014. Our working capital decreased primarily due to a decrease of $467,462 in cash, $3,424,104 in accounts receivable, $2,765,836 in inventory and an  increase of $1,770,000 in our line of credit, partially offset by increases of $547,756 in prepaid green coffee, $29,039 in prepaid expenses and other current assets, $1,433,818 in prepaid and refundable income taxes, $1,099,090 in deferred income tax asset, decreases of $3,093,085 in accounts payable and accrued expenses, $8,263 in due to broker and $331,051 in income taxes payable.  At July 31, 2015, the outstanding balance on our line of credit was $4,268,458, compared to $2,498,458 at October 31, 2014. Total stockholders’ equity decreased due to a decrease in retained earnings as a result of our net loss.

For the nine months ended July 31, 2015, our operating activities used net cash of $1,806,268 as compared to the nine months ended July 31, 2014, during which operating activities used net cash of $1,805,450. The decreased cash flow from operations for the nine months ended July 31, 2015 was primarily due to our net loss of $1,821,605, deferred income taxes of $1,149,500, prepaid and other current assets of $29,039, prepaid green coffee of $547,756, prepaid and refundable income taxes of $1,433,818, accounts payable and accrued expenses of $3,093,085 and income taxes payable of $331,051, partially offset by accounts receivable of $3,424,104 and inventories of $2,765,836.

For the nine months ended July 31, 2015, our investing activities used net cash of $351,194 as compared to the nine months ended July 31, 2014 when net cash used in investing activities was $398,847. The decrease in our uses of cash in investing activities was due to our decreased purchases of equipment.

For the nine months ended July 31, 2015, our financing activities provided net cash of $1,690,000 compared to net cash provided by financing activities of $1,558,040 for the nine months ended July 31, 2014. The change in cash flow from financing activities for the nine months ended July 31, 2015 was primarily due to fact that we did not purchase any treasury stock, partially offset by the increase in the payment of dividends of $28,000 and our reduced net borrowings from our credit facility

On February 17, 2009, the Company entered into a financing agreement with Sterling National Bank (“Sterling”) for a $5,000,000 credit facility.  The credit facility is a revolving $5,000,000 line of credit and the Company can draw on the line at an amount up to 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000.  Sterling shall have the right from time to time to adjust the foregoing percentages based upon, among other things, dilution, its sole determination of the value or likelihood of collection of eligible accounts receivables owed to the Company, considerations regarding inventory.  The credit facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (3.25% and 3.75%) at July 31, 2015 and October 31, 2014, respectively.

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

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with Sterling.   Pursuant to the Modification Agreement, the credit facility was modified to, among other things, (i) extend the term of the financing agreement until February 28, 2017; (ii) increase the maximum amount of the credit facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%); and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of .50% of the maximum amount of the credit facility in effect as of the date of the termination event.  The credit facility is secured by all tangible and intangible assets of the Company.

The credit facility contains covenants that place annual restrictions on the Company’s operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions.  The credit facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at July 31, 2015 and October 31, 2014.

As of July 31, 2015 and October 31, 2014, the outstanding balance under the bank line of credit was $3,031,458 and $2,498,458, respectively.

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

As of July 31, 2015, the outstanding balance under the New Loan Facility was $1,237,000.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. At July 31, 2015, our debt was $5,771,036. Given our current level of borrowing, we believe this risk is immaterial.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K filing with the SEC on January 23, 2015.

At July 31, 2015, the Company held 75 options covering an aggregate of 2,812,500 pounds of green coffee beans at $1.791 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $127,575.  At July 31, 2015, the Company held 83 futures contracts for the purchase of 3,112,500 pounds of green coffee at a weighted average price of $1.29 per pound.  The fair market value of coffee applicable to such contracts was $1.25 per pound at that date.  At October 31, 2014, the Company held 60 futures contracts for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date.    The Company did not hold any options that were in the money at October 31, 2014.

As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended July 31, 2015 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Principal Executive Officer and Principal Financial Officer's Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer's Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 14, 2015.

Coffee Holding Co., Inc.

Date: September 14, 2015	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer)