Form 10-K
period 2015-10-31
COFFEE HOLDING CO INC
filed 2016-01-26
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2015, was $31,377,696.

As of January 20, 2016, the registrant had 6,162,207 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2015, are incorporated by reference in Part III of this Form 10-K.

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

Our private label and branded coffee products are sold throughout the United States, Canada and certain countries in Asia to supermarkets, wholesalers, and individually owned and multi-unit retail customers.  Our unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold to specialty gourmet roasters.

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

We were incorporated on October 9, 1995 under the laws of the State of Nevada under the name Transpacific International Group Corp (“Transpacific”).  On April 16, 1998, Transpacific completed a merger with Coffee Holding Co., Inc., a New York corporation. Upon the consummation of the merger, Coffee Holding Co., Inc. was merged into Transpacific and Transpacific changed its name to Coffee Holding Co., Inc.

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

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

            Positioned to Profitably Grow Through Varying Cycles of the Coffee Market. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points.  While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

•	Retail branded coffee;

•	Mainstream retail private label coffee;

•	Specialty retail coffees both private label and branded;

•	Wholesale specialty green and gourmet whole bean coffees;

•	Food service;

•	Instant coffees; and

•	Tea.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 310% from 150 to 465.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the east coast.  In addition, although we do not have any formalized, material agreements or long-term contracts with Keurig Green Mountain, Inc.  (“GMCR”), we have a 20 year relationship with GMCR, our largest wholesale green coffee customer.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 33 and 35 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Further Market Penetration of Our Niche Products.  We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

•	Specialty blends;

•	Tea line of products;

•	Private label “value” blends; and

•	Specialty instant coffees.

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

Expansion into China and Other Countries in Asia.  During 2013, we (i) introduced our Don Manuel brand for sale in the Shanghai market through an exclusive licensing arrangement with the DTS8 Coffee Company, Ltd., (ii) commenced sales of green coffee into China and (iii) continued to build upon prior sales of our S&W coffee in certain countries in Asia.  We intend to pursue opportunities to increase sales of our green coffee, private label coffee and branded coffee into certain countries in Asia.

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

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2015, we supplied coffee under approximately 38 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Via Roma, an Italian espresso targeted at the more traditional espresso drinker; and

Il CLASSICO, an S&W brand espresso product.

Other Products

We also offer several niche products, including:

•	specialty instant coffees;

•	tea; and

•	trial-sized mini-brick coffee packages.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05.  The price for coffee beans on the commodities market as of October 31, 2015 and 2014 was $1.21and $1.88 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (OCIA).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2015 and 2014, approximately 64% and 60% of all of our green coffee purchases were from five suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $22.1 million, or 21%, in 2015, and $17.5 million, or 19%, in 2014, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.  See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

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

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $63.8 million or 54% of our net sales for the fiscal year ended October 31, 2015, and $62 million or 60% for the fiscal year ended October 31, 2014.

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

We evaluate opportunities for growth consistent with our business objectives.  In addition, we have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales and Canada.  We utilize our in-house sales personnel to market our private label brands.  We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and tea and our own brands, filter packages, and peripheral products.

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2015 and 2014, we donated approximately $67,000 and $41,000, respectively, to charities.

•
For over 20 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

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

•
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

Any inability to successfully implement our strategy of growth through selective acquisitions, licensing arrangements and other strategic alliances, including joint ventures, could materially affect our revenues and profitability.  Part of our growth strategy utilizes the selective acquisition of coffee companies, the selective acquisition or licensing of additional coffee brands and other strategic alliances including joint ventures, presents risks that could result in increased expenditures and could materially adversely affect our revenues and profitability, including:

•	such acquisitions, licensing arrangements or other strategic alliances may divert our management’s attention from our existing operations;

•	we may not be able to successfully integrate any acquired coffee companies or new coffee brands into our existing business;

•	we may not be able to manage the contingent risks associated with the past operations of, and other unanticipated problems arising in, any acquired coffee company; and

•	we may not be able to control unanticipated costs associated with such acquisitions, licensing arrangements or strategic alliances.

In addition, any such acquisitions, licensing arrangements or strategic alliances may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

The loss of any of our key customers, including Keurig Green Mountain, could negatively affect our revenues and decrease our earnings.  We are dependent upon sales of our products to our key customers, including GMCR, which accounted for approximately 54% and 60% of our net sales for the fiscal years ended October 31, 2015 and 2014, respectively, which decrease may continue in the future.  GMCR has announced that it has entered into a definitive merger agreement with JAB Holding Company (“JAB”) pursuant to which JAB will acquire GMCR and it is unclear what impact, if any, this potential acquisition will have on our customer relationship with GMCR. Although no other customer accounted for greater than 10% of our net sales during this period, other customers may account for more than 10% of our net sales in future periods.  We generally do not have long-term contracts with these or any of our customers.  Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to, customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  From time to time, we utilize borrowings under our credit facility in connection with operations. Outstanding debt could have important negative consequences to the holders of our securities, including the following:

•	general domestic and global economic conditions;

•	a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	we have increased vulnerability to adverse general economic and coffee industry conditions;

•	we may be vulnerable to higher interest rates because interest expense on borrowings under our revolving line of credit is based on variable rates; and

•	we may be subject to covenants that could restrict our operations.

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

Our success in promoting and enhancing our brands will also depend on our ability to provide customers with high quality products and service.  Although we take measures to ensure that we sell only fresh roasted coffee, we have no control over our roasted coffee products once they are purchased by our customers.  Accordingly, wholesale customers may store our coffee for longer periods of time or resell our coffee without our consent, in each case, potentially affecting the quality of the coffee prepared from our products.  Although we believe we are less susceptible to quality control problems than many of our competitors because our products are processed in-house under strict quality control guidelines which have been in place for more than 30 years, if consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and ability to implement our business strategy may be adversely affected.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 9.8% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

•	the election of a majority of our directors;

•	the amendment of our charter documents; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Gordon family’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

The market price of our common stock has been volatile over the year and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.74 and as high as $6.20 per share.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space.  We pay annual rent of $129,420 under the terms of the lease, which expires on October 31, 2023.

We lease a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado from the City of La Junta.  We pay annual rent of $100,093 under the terms of the lease, which expires in January 2024.

We lease office space in Vancouver, Washington.  We pay annual rent of $36,889 under the terms of a lease, which expires in May 2017.

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

Our common stock trades on the NASDAQ Capital Market under the symbol “JVA.” We do not currently pay cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings for use in the operation and expansion of our business. The payment of cash dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

As of January 20, 2016, we had 195 holders of record.

We repurchased 53,687 shares of our common stock during the year ended October 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 29, 2015 to September 30, 2015
October 1, 2015 to October 31, 2015	53,687	$4.23	53,687	$1,773,150
Total

(1)
On September 29, 2015, we announced that the Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The Share Repurchase Program may be discontinued or suspended at any time.

    The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2015
1st Quarter	$6.20	$4.50
2nd Quarter	$5.38	$4.39
3rd Quarter	$5.50	$4.70
4th Quarter	$5.07	$3.74
	2014
1st Quarter	$5.57	$4.50
2nd Quarter	$8.58	$4.96
3rd Quarter	$8.19	$5.87
4th Quarter	$7.40	$5.26

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$118,154	$108,863	$133,981	$173,656	$146,755
Cost of sales	112,437	93,334	128,012	161,649	138,210
Gross profit	5,717	15,529	5,969	12,007	8,545
Operating expenses	7,654	7,527	7,522	7,607	7,345
(Loss) income from operations	(1,937)	8,002	(1,553)	4,400	1,200
Other income (expense)	(156)	(37)	(169)	(345)	(124)
(Loss) income before income taxes	(2,093)	7,965	(1,722)	4,055	1,076
(Benefit) provision for income taxes	(764)	2,947	(393)	1,471	230
Minority interest	(84)	(51)	(152)	(98)	(34)
Net (loss) income	$(1,413)	$4,967	$(1,481)	$2,486	$812
Net (loss) income per share – Basic	$(0.23)	$0.78	$(0.23)	$0.39	$0.15
Net (loss) income per share – Diluted	$(0.23)	$0.78	$(0.23)	$0.37	$0.14

	At October 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$35,274	$38,952	$32,399	$38,248	$38,779
Short-term debt	5,554	2,498	1,229	563	1,820
Long-term debt	–	–	–	–	–
Total liabilities	10,856	12,898	10,315	14,448	16,789
Stockholders’ equity	24,418	26,055	22,084	23,800	21,990
Book value per share	$3.96	$4.19	$3.47	$3.73	$3.45

	At October 31,
	2015	2014	2013	2012	2011
Per Common Share Data:
Basic EPS	$(.23)	$.78	$(.23)	$.39	$.15
Diluted EPS	$(.23)	$.78	$(.23)	$.37	$.14
Cash dividends declared	$0	$0	$387,379	$774,756	$694,658

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operations have primarily focused on the following areas of the coffee industry:

•	the sale of wholesale specialty green coffee;

•	the roasting, blending, packaging and sale of private label coffee; and

•	the roasting, blending, packaging and sale of our seven brands of coffee.

Our operating results are affected by a number of factors including:

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

•	our ability to retain existing customers and attract new customers;

•	our hedging policy;

•	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

•	our ability to manage inventory and fulfillment operations and maintain gross margins.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing agreement with DTS8 Coffee Company, Ltd.  We believe these efforts will allow us to expand or business.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $110,000 for the year ended October 31, 2015.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

•
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $139,000 for the year ended October 31, 2015.

•
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

•
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of October 31, 2015 of $905,350 may require a valuation allowance if we do not generate taxable income.

•
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, which  has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At October 31, 2015 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2015
Customer list and relationships, net	$108,750
Trademarks	180,000
Goodwill	440,000

$728,750

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

Year Ended October 31, 2015 (Fiscal Year 2015) Compared to the Year Ended October 31, 2014 (Fiscal Year 2014)

Net Sales.  Net sales totaled $118,153,541 for the fiscal year ended October 31, 2015, an increase of $9,290,444, or 8.53%, from $108,863,097 for the fiscal year ended October 31, 2014.  The increase in net sales reflects a combination of increased sales of green and roasted coffee.

Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2015 was $112,436,831, or 95.2% of net sales, as compared to $93,334,118, or 85.7% of net sales, for the fiscal year ended October 31, 2014.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The increase in cost of sales reflects approximately $5.5 million net loss, due to losses substantially incurred in the second quarter of fiscal 2015 resulting from the liquidation of many of our previously entered hedging positions as we implemented our plan to scale back our use of hedging and short term trading of coffee futures and options contracts.

Gross Profit.  Gross profit for the fiscal year ended October 31, 2015 was $5,716,710, a decrease of $9,812,269 from $15,528,979 for the fiscal year ended October 31, 2014.  Gross profit as a percentage of net sales decreased to 4.8% for the fiscal year ended October 31, 2015 from 14.3% for the fiscal year ended October 31, 2014.  The decrease in our margins reflects net losses substantially incurred in the second quarter of fiscal 2015 resulting from the liquidation of many of our previously entered hedging positions as we implemented our plan to scale back our use of hedging and short term trading of coffee futures and options contracts and a decrease in commodity pricing period over period.

Operating Expenses.  Total operating expenses increased by $126,577 to $7,654,029 for the fiscal year ended October 31, 2015 from $7,527,452 for the fiscal year ended October 31, 2014.  Selling and administrative expenses increased $132,692, or 1.9%, to $7,000,744 for the fiscal year ended October 31, 2015 from $6,868,052 for the fiscal year ended October 31, 2014.  Officers’ salary decreased by $6,115 or 1% to $653,285 for the fiscal year ended October 31, 2015 from $659,400 for the fiscal year ended October 31, 2014.

Other Income (Expense).  Other expense for the fiscal year ended October 31, 2015 was $155,858, an increase of $119,553 from $36,305 for the fiscal year ended October 31, 2014.  The increase in other expense was attributable to an increase in interest expense of $119,581 and an increase in our loss from our equity investments, partially offset by an increase in interest and other income during the fiscal year ended October 31, 2015.

(Loss) Income Before Taxes and Non-controlling Interest in Subsidiary.  We had a loss of $(2,093,177) before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2015 compared to income of $7,965,222 for the fiscal year ended October 31, 2014, resulting in a net change of $10,058,399 for the year ended October 31, 2015.  The decrease was primarily attributable to our decreased realized trading gains.

Income Taxes.  Our (benefit) provision for income taxes for the fiscal year ended October 31, 2015 totaled $(763,647) compared to a provision of $2,947,102 for the fiscal year ended October 31, 2014.  The change was attributable to the difference in the loss for the year ended October 31, 2015 versus the gain in the fiscal year ended October 31, 2014. The Company’s effective tax rate for the year ended October 31, 2015 was (37%) compared to 37% for the year ended October 31, 2014.

Net (Loss) Income.  We had a net loss of $(1,413,228) or $(0.23) per share basic and diluted, for the fiscal year ended October 31, 2015 compared to net income of $4,967,535, or $0.78 per share basic and diluted for the fiscal year ended October 31, 2014. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of October 31, 2015, we had working capital of $21,934,477, which represented a $1,542,325 decrease from our working capital of $23,476,802 as of October 31, 2014, and total stockholders’ equity of $24,081,793 which decreased by $1,640,074 from our total stockholders’ equity of $25,721,871 as of October 31, 2014.  Our working capital decreased primarily due to decreases of $4,451,623 in accounts receivable, $1,347,335 in inventory and $3,910 in prepaid expenses and other current assets and an increase in our line of credit of $3,055,663,  partially offset by increases of $71,177 in cash, $153,297 in prepaid green coffee, $1,433,818  in prepaid and refundable income taxes, $654,063 in deferred income tax asset, decreases of $4,671,711 in accounts payable and accrued expenses, $1,089 in due to broker and $331,051 income taxes payable.  As of October 31, 2015, the outstanding balance on our line of credit was $5,554,121 compared to $2,498,458 as of October 31, 2014.  Total stockholders’ equity decreased due to our net loss and by our Share Repurchase Program.

On March 10, 2015, we entered into a loan modification agreement (the “Modification Agreement”) with our lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which we had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, we amended the Financing Agreement to create a create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require us to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event.

Other than as described above, the Financing Agreement remains in full force and effect. Pursuant to the Modification Agreement, we are able to draw on the loan Facility up to an amount of 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. The Loan Facility is secured by all tangible and intangible assets of the Company.

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2015 and October 31, 2014.

As of October 31, 2015 and 2014, the outstanding balance under the bank line of credit was $4,317,121 and $2,498,458, respectively.

Also on March 10, 2015, we, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling.  The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”), including a letter of credit in the amount of $286,855. The New Loan Facility terminates on February 28, 2017.  The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower.  The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company.  In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of October 31, 2015, the outstanding balance under the New Loan Facility was $1,237,000 and the outstanding letter of credit amounted to $286,855.

For the fiscal year ended October 31, 2015, our operating activities used net cash of $2,285,840 as compared to the fiscal year ended October 31, 2014 when operating activities provided net cash of $30,066.  The decreased cash flow from operations for the fiscal year ended October 31, 2015 was primarily due to our net loss of $1,329,530, $726,850 of deferred income taxes, $153,297 of prepaid green coffee, $1,433,818 of prepaid and refundable income taxes, $4,671,711 of accounts payable and accrued expenses and $331,051of income taxes payable which was partially offset by increases of $4,451,623 in accounts receivable and $1,347,335 in inventory.

For the fiscal year ended October 31, 2015, our investing activities used net cash of $391,796 as compared to the fiscal year October 31, 2014 when net cash used by investing activities was $504,644.  The decrease in our uses of cash in investing activities was due to our reduced outlays for equipment during fiscal year 2015.

For the fiscal year ended October 31, 2015, our financing activities provided net cash of $2,748,813 compared to net cash provided by financing activities of $221,548 for the fiscal year ended October 31, 2014.  The change in cash flow from financing activities for the fiscal year ended October 31, 2015 was due to our increased net borrowing of $1,786,386 and a decrease of $768,879 in our treasury stock purchases, partially offset by a decrease in our dividend payment of $28,000.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2016 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2015, our debt consisted of $5,554,121 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $9,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%).   This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.  See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

As of October 31, 2015, we held 38 futures contracts for the purchase of 1,425,000 pounds of green coffee at a weighted average price of $1.23 per pound compared to 60 futures contracts for the purchase of 2,250,000 pounds of coffee at a weighted average price of $2.00 per pound for the fiscal year ended October 31, 2014.  The fair market value of coffee applicable to such contracts was $1.21 and $1.88 per pound, respectively.  At October 31, 2015, we also held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound.  The fair market value of these options, was $42,750 at October 31, 2015.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment our management believes that, as of October 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents filed as part of this Report

(1)           Financial Statements

The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-21 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

10.14
Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15
Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16
Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum LLP.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________
*  Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2016.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and	January 26, 2016
Andrew Gordon	Director
(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 26, 2016
David Gordon

/s/ Gerard DeCapua	Director	January 26, 2016
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 26, 2016
Daniel Dwyer

/s/ Barry Knepper	Director	January 26, 2016
Barry Knepper

/s/ John Rotelli	Director	January 26, 2016
John Rotelli

/s/ Robert M. Williams	Director	January 26, 2016
Robert M. Williams

EXHIBIT INDEX

Exhibit No.	Description
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

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum, LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________
*  Filed herewith

COFFEE HOLDING CO., INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

January 26, 2016

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2015 AND 2014
	2015	2014

- ASSETS -
CURRENT ASSETS:
Cash	$3,853,816	$3,782,639
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	10,968,237	15,419,860
Inventories	13,862,818	15,210,153
Prepaid green coffee	620,452	467,155
Prepaid expenses and other current assets	256,202	260,112
Prepaid and refundable income taxes	1,434,577	759
Deferred income tax asset	997,720	343,657
TOTAL CURRENT ASSETS	31,993,822	35,484,335

Machinery and equipment, at cost, net of accumulated depreciation of $4,241,256 and $3,704,802 for 2015 and 2014, respectively	1,845,000	1,991,094
Customer list and relationships, net of accumulated amortization of $41,250 and $33,750 for 2015 and 2014, respectively	108,750	116,250
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	96,571	97,404
Deposits and other assets	610,499	643,549
TOTAL ASSETS	$35,274,642	$38,952,632

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,021,389	$8,693,100
Line of credit	5,554,121	2,498,458
Due to broker	483,835	484,924
Income taxes payable	-	331,051
TOTAL CURRENT LIABILITIES	10,059,345	12,007,533

Deferred income tax liabilities	92,370	165,157
Deferred rent payable	222,055	209,640
Deferred compensation payable	482,499	515,549
TOTAL LIABILITIES	10,856,269	12,897,879

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,162,207 and 6,215,894 shares outstanding for 2015 and 2014	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	9,665,940	11,079,168
Less: Treasury stock, 294,109 and 240,422 common shares, at cost for 2015 and 2014	(1,494,712)	(1,267,862)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,081,793	25,721,871
Noncontrolling interest	336,580	332,882
TOTAL EQUITY	24,418,373	26,054,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,274,642	$38,952,632

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014
NET SALES	$118,153,541	$108,863,097

COST OF SALES (which include purchases of approximately $22.1 million and $17.5 million in fiscal years 2015 and 2014, respectively, from a related party)	112,436,831	93,334,118

GROSS PROFIT	5,716,710	15,528,979

OPERATING EXPENSES:
Selling and administrative	7,000,744	6,868,052
Officers’ salaries	653,285	659,400
TOTAL	7,654,029	7,527,452
(LOSS) INCOME FROM OPERATIONS	(1,937,319)	8,001,527
OTHER INCOME (EXPENSE):
Interest income	45,049	44,962
Loss from equity method investments	(833)	(774)
Interest expense	(200,074)	(80,493)
TOTAL	(155,858)	(36,305)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	(2,093,177)	7,965,222

(Benefit) provision for income taxes	(763,647)	2,947,102

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,329,530)	5,018,120
Less: Net income attributable to the non-controlling interest in subsidiary	(83,698)	(50,585)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,413,228)	$4,967,535

Basic and diluted (loss) earnings per share	$(.23)	$.78

Weighted average common shares outstanding:
Basic and diluted	6,212,929	6,333,212

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED OCTOBER 31, 2015 AND 2014

	Common Stock		Treasury Stock		Additional Paid - in Capital	Retained Earnings	Non- Controlling Interest	Total
	$.001 Par Value
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance,10/31/13	6,372,309	$6,456	84,007	$(272,133)	$15,904,109	$6,111,633	$334,297	$22,084,362

Treasury Stock	(156,415)		156,415	(995,729)				(995,729)

Dividend							(52,000)	(52,000)

Net income						4,967,535		4,967,535

Non-Controlling
Interest	-	-	-	-	-	-	50,585	50,585

Balance, 10/31/14	6,215,894	$6,456	240,422	$(1,267,862)	$15,904,109	$11,079,168	$332,882	$26,054,753

Treasury Stock	(53,687)		53,687	(226,850)				(226,850)

Dividend							(80,000)	(80,000)

Net loss						(1,413,228)		(1,413,228)

Non-Controlling
Interest	-	-	-	-	-	-	83,698	83,698

Balance, 10/31/15	6,162,207	$6,456	294,109	$(1,494,712)	$15,904,109	$9,665,940	$336,580	$24,418,373

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(1,329,530)	$5,018,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	545,390	581,400
Unrealized (gain) on commodities	(1,089)	(499,116)
Loss on equity method investments	833	774
Deferred rent	12,415	14,188
Deferred income taxes	(726,850)	1,006,500
Changes in operating assets and liabilities:
Accounts receivable	4,451,623	(3,057,068)
Inventories	1,347,335	(5,837,135)
Prepaid expenses and other current assets	3,910	76,382
Prepaid green coffee	(153,297)	(27,865)
Prepaid and refundable income taxes	(1,433,818)	999,558
Accounts payable and accrued expenses	(4,671,711)	1,448,278
Deposits and other assets	-	(25,001)
Income taxes payable	(331,051)	331,051
Net cash (used in) provided by operating activities	(2,285,840)	30,066

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(391,796)	(504,644)
Net cash used in investing activities	(391,796)	(504,644)

FINANCING ACTIVITIES:
Line of credit	3,055,663	1,269,277
Purchase of treasury stock	(226,850)	(995,729)
Payment of dividend	(80,000)	(52,000)
Net cash provided by financing activities	2,748,813	221,548

NET INCREASE (DECREASE) IN CASH	71,177	(253,030)

CASH, BEGINNING OF PERIOD	3,782,639	4,035,669

CASH, END OF PERIOD	$3,853,816	$3,782,639

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$196,556	$73,692
Income taxes paid	$1,651,156	$1,432,777

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

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

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada and certain countries in Asia.  Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers.  The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia, Canada, England and China.

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
OCTOBER 31, 2015 AND 2014

NOTE   2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO.  The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $45,049 and $40,334 as of October 31, 2015 and 2014, respectively.  The prepaid coffee balance was $620,452 and $467,155 as of October 31, 2015 and 2014, respectively.

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

INVENTORIES:

Inventories are stated at the lower of cost (First in, first out basis) or market, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2015 and 2014.

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
OCTOBER 31, 2015 AND 2014

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2015	2014

Option contracts	$(134,613)	$(217,624)
Future contracts	(349,222)	(267,300)
Commodities due to broker	$(438,835)	$(484,924)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2015, the Company held 38 futures contracts (generally with terms of three to four months) for the purchase of 1,425,000 pounds of green coffee at a weighted average price of $1.23 per pound.  The fair market value of coffee applicable to such contracts was $1.21 per pound at that date. At October 31, 2015, the Company held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments was $42,750.

At October 31, 2014, the Company held 60 futures contracts (generally with terms of three to four months) for the purchase of 2,250,000 pounds of green coffee at a weighted average price of $2.00 per pound.  The fair market value of coffee applicable to such contracts was $1.88 per pound at that date. The Company did not hold any options that were in the money at October 31, 2014.

Included in cost of sales for the years ended October 31, 2015 and 2014, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2015	2014
Gross realized gains	$1,292,471	$5,294,449
Gross realized (losses)	(6,778,407)	(2,054,301)
Unrealized gains	1,089	499,116
Total	$(5,484,847)	$3,739,264

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life.  The value of the goodwill and trademarks was allocated based on an independent valuation.  Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value.  As of October 31, 2015 and 2014, the Company has determined by using a qualitative assessment that an impairment did not exist.  In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred.  Advertising costs charged to operations totaled $157,922 and $142,552 for the years ended October 31, 2015 and 2014, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,212,929 and 6,333,212 for the years ended October 31, 2015 and 2014, respectively.    The 267,000 shares that could be exercised pursuant to the warrant agreement attached to the units issued in September 2011 have not been included in the diluted earnings per share calculation because of their anti-dilutive impact.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

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
OCTOBER 31, 2015 AND 2014

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales.  Costs associated with shipping product to customers aggregating approximately $1,352,000 and $1,374,000 for the years ended October 31, 2015 and 2014, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2015 and 2014, the Company had approximately $220,422 and $171,091 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2015 and 2014, the Company had approximately $2,818,431 and $2,730,404 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated.  Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB.  The excess of straight-line rent over actual payments by the Company of $222,055 and $209,640 is included as deferred rent payable as of October 31, 2015 and 2014, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees.  The investments in this company amounted to $100,000.  The loss recognized amounted to $833 and $774 for the years ended October 31, 2015 and 2014, respectively.  The net value of this investment as presented on our consolidated balance sheet at October 31, 2015 and 2014 was $96,571 and $97,404, respectively.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   4   -    INVENTORIES:

Inventories at October 31, 2015 and 2014 consisted of the following:

	2014	2014
Packed coffee	$1,441,451	$1,578,248
Green coffee	11,730,006	12,987,257
Packaging supplies	691,361	644,648
Totals	$13,862,818	$15,210,153

NOTE   5   -                      MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2015 and 2014 consisted of the following:

	Estimated Useful Life	2015	2014
Improvements	15-30 years	$199,035	$172,506
Machinery and equipment	7 years	5,274,277	4,937,017
Furniture and fixtures	7 years	612,944	586,373
		6,086,256	5,695,896
Less, accumulated depreciation		4,241,256	3,704,802
		$1,845,000	$1,991,094

Depreciation expense totaled $537,890 and $573,900 for the years ended October 31, 2015 and 2014, respectively.

NOTE   6   -   LINE OF CREDIT:

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with its lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which we had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, the Company amended the Financing Agreement to create a create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC.  The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event.

Other than as described above, the Financing Agreement remains in full force and effect. Pursuant to the Modification Agreement, we are able to draw on the loan Facility up to an amount of 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. The Loan Facility is secured by all tangible and intangible assets of the Company.

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at October 31, 2015 and October 31, 2014.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   6   -   LINE OF CREDIT (cont’d):

As of October 31, 2015 and 2014, the outstanding balance under the bank line of credit was $4,317,121 and $2,498,458, respectively.

Also on March 10, 2015, we, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”), including a letter of credit in the amount of $286,855. The New Loan Facility terminates on February 28, 2017. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of October 31, 2015, the outstanding balance under the New Loan Facility was $1,237,000 and the outstanding letter of credit amounted to $286,855.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   7   -    INCOME TAXES:

The Company’s provision (benefit) for income taxes in 2015 and 2014 consisted of the following:

	2015	2014

Current
Federal	$(73,407)	$1,607,952
State and local	36,610	332,199
	(36,797)	1,940,151

Deferred
Federal	(657,500)	886,060
State and local	(69,350)	120,891
	(726,850)	1,006,951
Income tax (benefit) expense	$(763,647)	$2,947,102

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2015	2014
Tax at the federal statutory rate of 34%	$(711,680)	$2,708,175
Other permanent differences	(30,359)	(62,348)
State and local tax, net of federal	(21,608)	301,278

Provision for income taxes	$(763,647)	$2,947,102

Effective income tax rate	(37)%	37%
10

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   7   -  INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2015 and 2014 are as follows:

	2015	2014
Current deferred tax assets:
Accounts receivable	$53,605	$54,407
Net operating loss	714,150	27,807
Unrealized loss	180,112	183,216
Inventory	49,853	78,227

Total current deferred tax asset	$997,720	$343,657

Non-current deferred tax assets:
Deferred rent	82,666	79,575
Deferred compensation	179,614	194,768

Total non-current deferred tax asset	$262,280	$274,343

Total deferred tax asset	$1,260,000	$618,000

Non-current deferred tax liability:
Fixed assets	354,650	439,500

Total deferred tax liabilities	$354,650	$439,500

A valuation allowance was not provided at October 31, 2015 or 2014.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2015, the Company has NOL carryforwards of approximately $1,918,380, which will be available to offset future federal and state taxable income. If not used, these carryforwards will expire in 2035.

As of October 31, 2015 and 2014, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2015 and 2014, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   7   -    INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, Texas, Rhode Island, South Carolina, Rhode Island and Oregon state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2012.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2009.  The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2010.

NOTE   8   -   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado.  This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024.  Rent charged to operations amounted to $95,504 for the years ended October 31, 2015 and 2014.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY.  This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases.  Rent charged to operations amounted to $146,423 for the years ended October 31, 2015 and 2014.  The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning April 1, 2015, expires on March 31, 2017.  Rent charged to operations amounted to $36,889 and $36,721 for the years ended October 31, 2015 and 2014, respectively.

The aggregate minimum future lease payments as of October 31, 2015 for each of the next five years and thereafter are as follows:

October 31,

2016	$279,945
2017	264,123
2018	254,683
2019	262,413
2020	271,051
Thereafter	889,467

$2,221,682

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE   8   -    COMMITMENTS AND CONTINGENCIES (cont’d):

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday.  The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.  Contributions to the plan aggregated $67,166 and $77,822 for the years ended October 31, 2015 and 2014, respectively.

NOTE   9   -    ECONOMIC DEPENDENCY:

Approximately 54% of the Company’s sales were derived from one customer during the year ended October 31, 2015.  This customer also accounted for approximately $4,113,000 or 38% of the Company’s accounts receivable balance at October 31, 2015.   Approximately 60% of the Company’s sales were derived from one customer during the year ended October 31, 2014.  This customer also accounted for approximately $7,423,000 or 48% of the Company’s accounts receivable balance at October 31, 2014.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2015, approximately 64% of the Company’s purchases were from five vendors.   These five vendors accounted for approximately $2,664,000 of the Company’s accounts payable at October 31, 2015.  For the year ended October 31, 2014, approximately 61% of the Company’s purchases were from four vendors.  These four vendors accounted for approximately $4,104,000 of the Company’s accounts payable at October 31, 2014.  Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE   10   -   RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”).  Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2015 and 2014 of $422,039 and $443,518, respectively.

An employee of one of the top two vendors is a director of the Company.  Purchases from that vendor totaled approximately $22,143,000 and $17,495,000 for the years ended October 31, 2015 and 2014, respectively.  The corresponding accounts payable balance to this vendor was approximately $586,000 and $884,000 at October 31, 2015 and 2014, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the CEO.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The deferred compensation payable represents the liability due to an officer of the Company.  The deferred compensation liability at October 31, 2015 and 2014 was $482,499 and $515,549, respectively.  Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2015 and 2014, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE 11  -   STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company purchased 53,687 shares for $226,850 during the year ended October 31, 2015 and 156,415 shares for $995,729 during the year ended October 31, 2014.

b.
Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.  The 2014 Share Repurchase Program may be discontinued or suspended at any time.  As of October 31, 2015, pursuant to the terms of the 2014 Share Repurchase Program, the Company repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. As of October 31, 2015, pursuant to the terms of the 2015 Share Repurchase Program, the Company repurchased 53,687 shares of outstanding common stock in an amount equal in value to $1,773,150.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 AND 2014

NOTE 12  -   FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of October 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market	482,499	482,499	–	–
Total Assets	$482,499	$482,499	–	–

Liabilities:
Commodities – Options	(134,613)		(134,613)
Commodities – Futures	(349,222)	–	(349,222)	–
Total Liabilities	$(483,835)	–	$(483,835)	–

		Fair Value Measurements as of October 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market	515,549	515,549	–	–
Total Assets	$515,549	$515,549	–	–

Liabilities:
Commodities – Options	(217,624)		(217,624)
Commodities – Futures	(267,300)	–	(267,300)	–
Total Liabilities	$(484,924)	–	$(484,924)	–

NOTE   13   -   SUBSEQUENT EVENT:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.