Form 10-Q
period 2016-01-31
COFFEE HOLDING CO INC
filed 2016-03-11
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2016

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

6,162,207 shares of common stock, par value $0.001 per share, are outstanding at March 4, 2016.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2016 AND OCTOBER 31, 2015

	January 31, 2016	October 31, 2015
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$5,927,324	$3,853,816
Accounts receivable, net of allowances of $144,000 for 2016 and 2015	11,271,047	10,968,237
Inventories	11,880,135	13,862,818
Prepaid green coffee	573,580	620,452
Prepaid expenses and other current assets	245,262	256,202
Prepaid income taxes	1,176,727	1,434,577
Refund receivable	613,438	-
Deferred income tax asset	376,973	997,720
TOTAL CURRENT ASSETS	32,064,486	31,993,822

Machinery and equipment, at cost, net of accumulated depreciation of $4,374,784 and $4,241,256 for 2016 and 2015, respectively	1,926,403	1,845,000
Customer list and relationships, net of accumulated amortization of $43,125 and $41,250 for the periods ended January 31, 2016 and 2015, respectively	106,875	108,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investments	96,114	96,571
Deposits and other assets	580,248	610,499
TOTAL ASSETS	$35,394,126	$35,274,642

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,178,604	$4,021,389
Line of credit	4,154,121	5,554,121
Due to broker	482,284	483,835
Income taxes payable	250	-
TOTAL CURRENT LIABILITIES	9,815,259	10,059,345

Deferred income tax liabilities	106,473	92,370
Deferred rent payable	224,345	222,055
Deferred compensation payable	452,248	482,499
TOTAL LIABILITIES	10,598,325	10,856,269
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,162,207 shares outstanding for the periods ended January 31 2016 and 2015, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	10,105,509	9,665,940
Less: Treasury stock, 294,109 common shares, at cost for 2016 and 2015	(1,494,712)	(1,494,712)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,521,362	24,081,793
Noncontrolling interest	274,439	336,580
TOTAL EQUITY	24,795,801	24,418,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,394,126	$35,274,642

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
(Unaudited)

	January 31, 2016	January 31, 2015
NET SALES	$22,805,397	$38,405,979

COST OF SALES (which include purchases of approximately $3.5 million and $9.8 million for the three months ended January 31, 2016 and 2015, respectively, from a related party)	20,154,348	36,484,535

GROSS PROFIT	2,651,049	1,921,444

OPERATING EXPENSES:
Selling and administrative	1,676,960	1,666,357
Officers’ salaries	163,850	152,735
TOTAL	1,840,810	1,819,092

INCOME FROM OPERATIONS	810,239	102,352

OTHER INCOME (EXPENSE):
Interest income	10,012	8,297
(Loss) Gain from equity method investments	(456)	715
Interest expense	(39,803)	(53,979)
TOTAL	(30,247)	(44,967)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NON-CONTROLLING INTEREST IN SUBSIDIARY	779,992	57,385

Provision (Benefit) for income taxes	302,564	(31,104)

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	477,428	88,489
Less: net income attributable to the non-controlling interest in subsidiary	(37,859)	(16,688)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$439,569	$71,801

Basic and diluted earnings per share	$0.07	$0.01

Weighted average common shares outstanding:
Basic and diluted	6,162,207	6,215,894

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
(Unaudited)

	January 31, 2016	January 31, 2015
OPERATING ACTIVITIES:
Net income	$477,428	$88,489
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	135,402	145,673
Unrealized (gain) loss on commodities	(1,551)	1,361,809
Loss (Gain) on equity method investments	457	(715)
Deferred rent	2,290	3,104
Deferred income taxes	634,850	(490,500)
Changes in operating assets and liabilities:
Accounts receivable	(302,810)	(5,875,323)
Inventories	1,982,683	1,647,264
Prepaid expenses and other current assets	10,940	(8,558)
Prepaid green coffee	46,872	248,704
Prepaid and refundable income taxes	257,850	(135,187)
Refund receivable	(613,438)	-
Accounts payable and accrued expenses	1,157,215	(272,203)
Income taxes payable	250	143,258
Net cash provided by (used in) operating activities	3,788,438	(3,144,185)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(214,930)	(38,473)
Net cash used in investing activities	(214,930)	(38,473)

FINANCING ACTIVITIES:
Advances under bank line of credit	600,000	5,000,000
Principal payments under bank line of credit	(2,000,000)	(2,000,000)
Payment of dividend	(100,000)	(80,000)
Net cash (used in) provided by financing activities	(1,500,000)	2,920,000

NET INCREASE (DECREASE) IN CASH	2,073,508	(262,658)

CASH, BEGINNING OF PERIOD	3,853,816	3,782,639

CASH, END OF PERIOD	$5,927,324	$3,519,981

	January 31, 2016	January 31, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$72,463	$46,479
Income taxes paid	$23,052	$453,205

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
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

The following (a) condensed consolidated balance sheet as of October 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 26, 2016 for the fiscal year ended October 31, 2015 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2016, and results of operations for the three months ended January 31, 2016 and the cash flows for the three months ended January 31, 2016 as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE   2   -         BASIS OF PRESENTATION (cont’d):
The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE   4   -         PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $10,012 and $8,297 for the three months ended January 31, 2016 and 2015, respectively.  The prepaid coffee balance was $573,580 at January 31, 2016 and $620,452 at October 31, 2015.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers.  The allowances are summarized as follows:

	January 31,	October 31,
	2016	2015
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE  6   -          INVENTORIES:

Inventories at January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Packed coffee	$1,381,908	$1,441,451
Green coffee	9,654,637	11,730,006
Packaging supplies	843,590	691,361
Totals	$11,880,135	$13,862,818

NOTE   7   -         COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. The commodities held at broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm.  The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans.  Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions.  The Company's accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2016	October 31, 2015

Option Contracts	47,625	(134,613)
Future Contracts	(529,909)	(349,222)
Total Commodities	(482,284)	(438,835)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2016, the Company held 100 futures contracts (generally with terms of three to four months) for the purchase of 3,750,000 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.16 per pound at that date.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE   7   -         COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended January 31,
	2016	2015
Gross realized gains	$120,599	$645,598
Gross realized losses	(532,372)	(980,681)
Unrealized (loss) gain	1,551	(1,361,809)
Total	$(410,222)	$(1,696,892)

NOTE   8   -         LINE OF CREDIT:

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with its lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which the Company had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, the Company amended the Financing Agreement to create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event.

Other than as described above, the Financing Agreement remains in full force and effect. Pursuant to the Modification Agreement, the Company is able to draw on the loan Facility up to an amount of 85% of eligible accounts receivable and 25% of eligible inventory consisting of green coffee beans and finished coffee not to exceed $1,000,000. The Loan Facility is secured by all tangible and intangible assets of the Company.

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at January 31, 2016 and October 31, 2015.

As of January 31, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $2,317,121 and $4,317,121, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations. As of January 31, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of January 31, 2016 and October 31, 2015, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 31, 2016 and October 31, 2015, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, New Jersey, New York, Kansas, Oregon, Rhode Island, South Carolina, Rhode Island, Virginia, Connecticut, Michigan and Texas state tax returns.  The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2013.  The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2009.  The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2010.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,162,207 and 6,215,894 for the three months ended January 31, 2016 and 2015, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE   11   -       ECONOMIC DEPENDENCY:

Approximately 38% of the Company’s sales were derived from one customer during the three months ended January 31, 2016.  This customer also accounted for approximately $3,942,000 of the Company’s accounts receivable balance at January 31, 2016.  Approximately 65% of the Company’s sales were derived from one customer during the three months ended January 31, 2015.  This customer also accounted for approximately $14,730,000 of the Company’s accounts receivable balance at January 31, 2015.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2016, approximately 52% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,348,000 of the Company’s accounts payable at January 31, 2016.  For the three months ended January 31, 2015, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $5,755,000 of the Company’s accounts payable at January 31, 2015. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE   12   -      RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2016 and 2015 of $75,018 and $85,239, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $3,533,000 and $9,800,000 for the three months ended January 31, 2016 and 2015, respectively.  The corresponding accounts payable balance to this vendor was approximately $1,110,000 and $1,449,000 at January 31, 2016 and 2015, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at January 31, 2016 and October 31, 2015 were $452,248 and $482,499, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2016 AND 2015
(Unaudited)

NOTE   13   -       STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first out method. The Company did not purchase any shares during the three months ended January 31, 2016. The Company purchased 53,687 shares for $226,850 during the year ended October 31, 2015.

b.	Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. As of January 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. The Company did not purchase any shares during the three months ended January 31, 2016, however, as of January 31, 2016, pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850.

NOTE   15   -       SUBSEQUENT EVENTS:

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

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this quarterly  report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

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

Our operations have primarily focused on the following areas of the coffee industry:

•	the sale of wholesale specialty green coffee;
•	the roasting, blending, packaging and sale of private label coffee; and
•	the roasting, blending, packaging and sale of our seven proprietary brands of coffee.

       Our operating results are affected by a number of factors including:

•	the level of marketing and pricing competition from existing or new competitors in the coffee industry;
•	our ability to retain existing customers and attract new customers;
•	our hedging policy;
•	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and
•	our ability to manage inventory and fulfillment operations and maintain gross margins.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd.  We believe these efforts will allow us to expand our business.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase in our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 3, Quantitative and Qualitative Disclosures About Market Risk. If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.”  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

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

•
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $113,000 for the quarter ended January 31, 2016.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

•
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $119,000 for the quarter ended January 31, 2016.

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

•
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of January 31, 2016 of $376,973 may require a valuation allowance if we do not generate taxable income.

•
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, which  has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At January 31, 2016 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2016
Customer list and relationships, net	$106,875
Trademarks	180,000
Goodwill	440,000
$726,875

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

Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Net Sales.  Net sales totaled $22,805,397 for the three months ended January 31, 2016, a decrease of $15,600,582, or 40.62%, from $38,405,979 for the three months ended January 31, 2015.  The decrease in net sales reflects lower coffee prices during the quarter and our reduced wholesale transactions with Keurig Green Mountain, Inc. (“GMCR”) of approximately $15,541,000.

Cost of Sales. Cost of sales for the three months ended January 31, 2016 was $20,154,348, or 88.38% of net sales, as compared to $36,484,535, or 95.0% of net sales, for the three months ended January 31, 2015. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects lower commodity prices during the quarter and our reduced wholesale transactions with GMCR.

Gross Profit.  Gross profit for the three months ended January 31, 2016 was $2,651,049, an increase of $729,605 from $1,921,444 for the three months ended January 31, 2015.  Gross profit as a percentage of net sales increased to 11.62% for the three months ended January 31, 2016 from 5.0% for the three months ended January 31, 2015.  The increase in gross profits was due to improved margins on our wholesale and roasted business as well as a decrease in our losses quarter to quarter on our hedging operations.

Operating Expenses.  Total operating expenses increased by $21,718 to $1,840,810 for the three months ended January 31, 2016 from $1,819,092 for the three months ended January 31, 2015.  The increase was primarily the result of an increase of  $10,603, or 0.6%, to $1,676,960 in selling and administrative expenses for the three months ended January 31, 2016 from $1,666,357 for the three months ended January 31, 2015.

Other Income (Expense).  Other expense for the three months ended January 31, 2016 was $30,247, a decrease of $14,720 from $44,967 for the three months ended January 31, 2015.  The decrease in other expense was attributable to an increase in interest income of $1,715, a decrease in interest expense of $14,176 and a net decrease of $1,171 in our loss from our equity investments, during the three months ended January 31, 2016.

Income Taxes.  Our provision for income taxes for the three months ended January 31, 2016 totaled $302,564 compared to a benefit of $(31,104) for the three months ended January 31, 2015.  The change was attributable to the difference in the gain for the quarter ended January 31, 2016 versus the gain in the quarter ended January 31, 2015.

Net Income.  We had net income of $439,569 or $0.07 per share basic and diluted, for the three months ended January 31, 2016 compared to net income of $71,801, or $0.01 per share basic and diluted for the three months ended January 31, 2015. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2016, we had working capital of $22,249,227, which represented a $314,750 increase from our working capital of $21,934,477 as of October 31, 2015, and total stockholders’ equity of $24,521,362 which increased by $439,569 from our total stockholders’ equity of $24,081,793 as of October 31, 2015.  Our working capital increased primarily due to increases of $2,073,508 in cash, $302,810 in accounts receivable and $613,438 in refund receivable, decreases in our line of credit of $1,400,000 and due to broker of $1,551, which were partially offset by decreases of $1,982,683 in inventory, $46,872 in prepaid green coffee, $10,940 in prepaid expenses and other current assets, $257,850  in prepaid and refundable income taxes, $620,747 in deferred income tax asset, and  increases of $1,157,215 in accounts payable and accrued expenses and $250 income taxes payable.  As of January 31, 2016, the outstanding balance on our line of credit was $4,154,121 compared to $5,554,121 as of October 31, 2015.  Total stockholders’ equity increased due to our net income.

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at January 31, 2016 and October 31, 2015.

As of January 31, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $2,317,121 and $4,317,121, respectively.

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

As of January 31, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

For the three months ended January 31, 2016, our operating activities provided net cash of $3,788,438 as compared to the three months ended January 31, 2015 when operating activities used net cash of $3,144,185.  The increased cash flow from operations for the three months ended January 31, 2016 was primarily due to our net income of $477,428, $634,850 of deferred income taxes, $1,982,683 of inventories and $1,157,215 of accounts payable and accrued expenses.

For the three months ended January 31, 2016, our investing activities used net cash of $214,930 as compared to the three months ended January 31, 2015 when net cash used by investing activities was $38,473.  The increase in our uses of cash in investing activities was due to our increased outlays for equipment during quarter ended January 31, 2016.

For the three months ended January 31, 2016, our financing activities used net cash of $1,500,000 compared to net cash provided by financing activities of $2,920,000 for the three months ended January 31, 2015.  The change in cash flow from financing activities for the three months ended January 31, 2016 was due to our decreased net borrowing of $4,400,000.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through January 31, 2017 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of January 31, 2016, our debt consisted of $4,154,121 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $9,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%).   This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices.  We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts.  Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price.  See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 filed with the SEC on January 26, 2016.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

As of January 31, 2016, the Company held 100 futures contracts for the purchase of 3,750,000 pounds of green coffee at a weighted average price of $1.19 per pound.  The fair market value of coffee applicable to such contracts was $1.16 per pound at that date.  As of October 31, 2015, we held 38 futures contracts (generally with terms of three to four months) for the purchase of 1,425,000 pounds of green coffee at a weighted average price of $1.23 per pound.  The fair market value of coffee applicable to such contracts was $1.21 per pound at that date.  At October 31, 2015, we also held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound.  The fair market value of these options was $42,750 at October 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated, as is appropriate, to our management, including our principal executive officer and financial officer to allow timely decisions regarding required disclosure.

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

ITEM 1A.       RISK FACTORS.

There were no material changes during the quarter ended January 31, 2016 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 filed with the SEC on January 26, 2016.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 11, 2016.

Coffee Holding Co., Inc.

Date: March 11, 2016	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer