Form 10-Q
period 2016-04-30
COFFEE HOLDING CO INC
filed 2016-06-03
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2016
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

6,068,119 shares of common stock, par value $0.001 per share, are outstanding at June 4, 2016.

ITEM 1.  FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2016 AND OCTOBER 31, 2015

	April 30, 2016	October 31, 2015
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,198,097	$3,853,816
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	11,318,009	10,968,237
Inventories	12,333,449	13,862,818
Prepaid green coffee	344,439	620,452
Prepaid expenses and other current assets	273,395	256,202
Prepaid income taxes	931,727	1,434,577
Due from broker	205,253	-
Deferred income tax asset	53,595	997,720
TOTAL CURRENT ASSETS	28,657,964	31,993,822
Machinery and equipment, at cost, net of accumulated depreciation of $4,516,493 and $4,241,256 for 2016 and 2015, respectively	1,839,981	1,845,000
Customer list and relationships, net of accumulated amortization of $45,000 and $41,250 for 2016 and 2015, respectively	105,000	108,750
Trademarks	180,000	180,000
Goodwill	440,000	440,000
Equity method investment	96,327	96,571
Deposits and other assets	601,993	610,499
TOTAL ASSETS	$31,921,265	$35,274,642
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,271,416	$4,021,389
Line of credit	2,654,121	5,554,121
Due to broker	-	483,835
Income taxes payable	500	-
TOTAL CURRENT LIABILITIES	5,926,037	10,059,345

Deferred income tax liabilities	20,995	92,370
Deferred rent payable	226,636	222,055
Deferred compensation payable	489,826	482,499
TOTAL LIABILITIES	6,663,494	10,856,269
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,456,316 shares issued; 6,068,119 and 6,162,207 shares outstanding at April 30, 2016 and October 31, 2015, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	10,936,310	9,665,940
Less: Treasury stock, 388,197 and 294,109 common shares, at cost for six months ended April 30, 2016 and 2015, respectively	(1,881,031)	(1,494,712)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,965,844	24,081,793
Non-controlling interest	291,927	336,580
TOTAL EQUITY	25,257,771	24,418,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,921,265	$35,274,642

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
NET SALES	$44,212,334	$68,669,033	$21,406,939	$30,263,054

COST OF SALES (including $5.6 and $14.9 million of related party costs for the six months ended April 30, 2016 and 2015, respectively. Including $2.0 and $5.1 million for the three months ended April 30, 2016 and 2015, respectively.)	38,251,840	67,824,859	18,097,486	31,340,321

GROSS PROFIT (LOSS)	5,960,494	844,174	3,309,453	(1,077,267)

OPERATING EXPENSES:
Selling and administrative	3,466,440	3,563,835	1,789,489	1,897,480
Officers’ salaries	327,700	325,585	163,850	172,850
TOTAL	3,794,140	3,889,420	1,953,339	2,070,330

INCOME (LOSS) FROM OPERATIONS	2,166,354	(3,045,246)	1,356,114	(3,147,597)

OTHER INCOME (EXPENSE)
Interest income	21,000	13,228	10,988	4,930
(Loss) gain from equity method investment	(244)	448	212	(267)
Interest expense	(73,473)	(118,612)	(33,670)	(64,633)
TOTAL	(52,717)	(104,936)	(22,470)	(59,970)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	2,113,637	(3,150,182)	1,333,644	(3,207,567)

Provision (benefit) for income taxes	787,920	(1,189,825)	485,356	(1,158,721)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,325,717	(1,960,357)	848,288	(2,048,846)
Less: Net (income) attributable to the non-controlling interest	(55,347)	(20,402)	(17,487)	(3,714)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,270,370	$(1,980,759)	$830,801	$(2,052,560)

Basic and diluted earnings (loss) per share	$.21	$(.32)	$.14	$(.33)

Weighted average common shares outstanding:
Basic and diluted	6,148,039	6,215,894	6,133,557	6,215,894

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$1,325,717	$(1,960,357)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,987	274,022
Unrealized gain on commodities	(689,088)	(489,696)
Loss (gain) loss on equity method investment	244	(448)
Deferred rent	4,581	6,206
Deferred income taxes	872,750	(1,143,650)
Changes in operating assets and liabilities:
Accounts receivable	(349,772)	2,263,522
Inventories	1,529,369	2,536,227
Prepaid expenses and other current assets	(17,193)	82,747
Prepaid green coffee	276,013	346,043
Prepaid and refundable income taxes	502,850	(1,387,393)
Deposits and other assets	15,833	-
Accounts payable and accrued expenses	(749,970)	(3,215,641)
Income taxes payable	500	(331,051)
Net cash provided by (used in) operating activities	3,000,821	(3,019,469)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(270,221)	(341,337)
Net cash used in investing activities	(270,221)	(341,337)

FINANCING ACTIVITIES:
Advances under bank line of credit	600,000	9,272,578
Principal payments under bank line of credit	(3,500,000)	(6,000,000)
Purchase of treasury stock	(386,319)	-
Payment of dividend	(100,000)	(80,000)
Net cash (used in) provided by financing activities	(3,386,319)	3,192,578

NET DECREASE IN CASH	(655,719)	(168,228)

CASH, BEGINNING OF PERIOD	3,853,816	3,782,639

CASH, END OF PERIOD	$3,198,097	$3,614,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$81,276	$112,585
Income taxes paid	$25,008	$1,641,197

See notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2016, and results of operations for the three and six months ended April 30, 2016 and the cash flows for the six months ended April 30, 2016 as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE   2   -  BASIS OF PRESENTATION (cont’d):

The results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of adopting this guidance.

On March 17, 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08 that amends the guidance for Principle versus Agent Considerations (Reporting Revenue Gross versus Net) in ASC 2014-09, Revenue from Contracts with Customers (Topic 606), issued in May 2014. The ASU clarifies that the principal or agent determination is based on whether the entity controls the goods or services before they are transferred to its customer. Public entities must apply ASU 2016-08 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Nonpublic entities will be required to adopt the amendments for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted for both types of entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption prior to that date is not permitted.  The Company is evaluating the effect that ASU 2016-08 will have on its results of operations, financial position or cash flows.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE   4   -  PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee.  Interest is charged to the cooperatives for these advances.  Interest earned was $21,000 and $10,988 for the six months ended April 30, 2016 and 2015, respectively.  The prepaid coffee balance was $344,439 at April 30, 2016 and $620,452 at October 31, 2015.

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE  6   -  INVENTORIES:

              Inventories at April 30, 2016 and October 31, 2015 consisted of the following:

	April 30, 2016	October 31, 2015
Packed coffee	$1,815,454	$1,441,451
Green coffee	9,766,891	11,730,006
Packaging supplies	751,104	691,361
Totals	$12,333,449	$13,862,818

NOTE   7   -  COMMODITIES HELD BY BROKER:

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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2016	October 31, 2015

Option Contracts	2,647	(134,613)
Future Contracts	202,606	(349,222)
Total Commodities	205,253	(483,835)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2016, the Company held 50 futures contracts (generally with terms of three to four months) for the purchase of 1,875,000 pounds of green coffee at a weighted average price of $1.243 per pound.  The fair market value of coffee applicable to such contracts was $1.215 per pound at that date.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE   7   -  COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended April 30,
	2016	2015
Gross realized gains	$445,314	$52,670
Gross realized losses	(368,745)	(5,259,865)
Unrealized gain (losses)	687,536	1,851,504
Total	$764,105	$(3,355,691)

	Six Months Ended April 30,
	2016	2015
Gross realized gains	$565,912	$698,267
Gross realized losses	(901,128)	(6,240,545)
Unrealized gains	689,088	489,695
Total	$353,872	$(5,052,583)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at April 30, 2016 and October 31, 2015.

As of April 30, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $817,121 and $4,317,121, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations. As of April 30, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes.  As of April 30, 2016 and October 31, 2015, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 30, 2016 and October 31, 2015, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,148,039 and 6,133,557 for the six and three months ended April 30, 2016, respectively, and 6,215,894 for the six and three months ended April 30, 2015.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE   11   -  ECONOMIC DEPENDENCY:

Approximately 37% of the Company’s sales were derived from one customer during the six months ended April 30, 2016.  This customer also accounted for approximately $5,118,000 of the Company’s accounts receivable balance at April 30, 2016.  Approximately 61% of the Company’s sales were derived from one customer during the six months ended April 30, 2015.  This customer also accounted for approximately $4,113,000 of the Company’s accounts receivable balance at October 31, 2015.  Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2016, approximately 56% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $1,422,000 of the Company’s accounts payable at April 30, 2016.  For the six months ended April 30, 2015, approximately 64% of the Company’s purchases were from four vendors.  These vendors accounted for approximately $3,442,000 of the Company’s accounts payable at April 30, 2015. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 37% of the Company’s sales were derived from one customer during the three months ended April 30, 2016.  Approximately 55% of the Company’s sales were derived from one customer during the three months ended April 30, 2015.

For the three months ended April 30, 2016, approximately 59% of the Company’s purchases were from four vendors.  For the three months ended April 30, 2015, approximately 65% of the Company’s purchases were from four vendors.

NOTE   12   -  RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”).  Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2016 of $152,833 and $227,851, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company.  Purchases from that vendor totaled approximately $5,556,000 and $2,023,000 for the six and three months ended April 30, 2016, respectively, and $14,900,000 and $5,100,000 for the six and three months ended April 30, 2015, respectively.  The corresponding accounts payable balance to this vendor was approximately $319,000 and $586,000 at April 30, 2016 and October 31, 2015, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.”  Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer.  Within the plan guidelines, this employee is deferring a portion of his current salary and bonus.  The assets are held in a separate trust.  The deferred compensation payable represents the liability due to an officer of the Company.  The assets are included in the Deposits and other assets in the accompanying balance sheets.  The deferred compensation asset and liability at April 30, 2016 and October 31, 2015 were $489,826 and $482,499, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(Unaudited)

NOTE   13   -  STOCKHOLDERS’ EQUITY:

a.
Treasury Stock.  The Company utilizes the cost method of accounting for treasury stock.  The cost of reissued shares is determined under the last-in, first-out method.  The Company purchased 94,088 shares for $386,319 during the three months ended April 30, 2016.  The Company purchased 53,687 shares for $226,850 during the year ended October 31, 2015.

b.
 Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.  The 2014 Share Repurchase Program may be discontinued or suspended at any time.  As of April 30, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 94,088 shares during the three months ended April 30, 2016 for $386,319.  Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015. The Company did not repurchase any shares of common stock during the three months ended January 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this quarterly  report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	the success of our joint ventures;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

              Our operations have primarily focused on the following areas of the coffee industry:

●	the sale of wholesale specialty green coffee;
●	the roasting, blending, packaging and sale of private label coffee; and
●	the roasting, blending, packaging and sale of our seven proprietary brands of coffee.

       Our operating results are affected by a number of factors including:

●	the level of marketing and pricing competition from existing or new competitors in the coffee industry;
●	our ability to retain existing customers and attract new customers;
●	our hedging policy;
●	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and
●	our ability to manage inventory and fulfillment operations and maintain gross margins.

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

●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $113,000 for the quarter ended April 30, 2016.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory write-down would have decreased operating income by approximately $123,000 for the quarter ended April 30, 2016.

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

●
We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of April 30, 2016 of $53,595 may require a valuation allowance if we do not generate taxable income.

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At April 30, 2016 our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2016
Customer list and relationships, net	$105,000
Trademarks	180,000
Goodwill	440,000

$725,000

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

 Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

Net Sales.  Net sales totaled $21,406,939 for the three months ended April 30, 2016, a decrease of $8,856,115, or 29.3%, from $30,263,054 for the three months ended April 30, 2015.  The decrease in net sales reflects lower coffee prices during the quarter and our reduced wholesale transactions with Keurig Green Mountain, Inc. (“GMCR”) of approximately $8,158,000.

Cost of Sales.  Cost of sales for the three months ended April 30, 2016 was $18,097,486, or 84.5% of net sales, as compared to $31,340,321, or 103.6% of net sales, for the three months ended April 30, 2015.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects lower commodity prices during the quarter and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit.  Gross profit for the three months ended April 30, 2016 was $3,309,453, an increase of $4,386,720 from $(1,077,267) for the three months ended April 30, 2015.  Gross profit as a percentage of net sales increased to 15.5% for the three months ended April 30, 2016 from (3.6%) for the three months ended April 30, 2015.  The increase in gross profits was due to improved margins on our wholesale and roasted business as well as a decrease in our losses quarter to quarter on our hedging operations.

 Operating Expenses.  Total operating expenses decreased by $116,991 to $1,953,339 for the three months ended April 30, 2016 from $2,070,330 for the three months ended April 30, 2015.  The decrease was primarily the result of a decrease of $107,991to $1,789,489 in selling and administrative expenses for the three months ended April 30, 2016 from $1,897,480 for the three months ended April 30, 2015.

Other Income (Expense).  Other expense for the three months ended April 30, 2016 was $22,470, a decrease of $37,500 from $59,970 for the three months ended April 30, 2015.  The decrease in other expense was attributable to an increase in interest income of $6,058, a decrease in interest expense of $30,963 and a net decrease of $479 in our loss from our equity investments, during the three months ended April 30, 2016.

 Income Taxes.  Our provision for income taxes for the three months ended April 30, 2016 totaled $485,356 compared to a benefit of $(1,158,721) for the three months ended April 30, 2015.  The change was attributable to the difference in the gain for the quarter ended April 30, 2016 versus the gain in the quarter ended April 30, 2015.

Net Income.  We had net income of $830,801 or $0.14 per share basic and diluted, for the three months ended April 30, 2016 compared to a net loss of $(2,052,560), or $(0.33) per share basic and diluted for the three months ended April 30, 2015. The increase in net income was due primarily to the reasons described above.

 Six Months Ended April 30, 2016 Compared to the Six Months Ended April 30, 2015

Net Sales.  Net sales totaled $44,212,334 for the six months ended April 30, 2016, a decrease of $24,456,699, or 35.3%, from $68,669,033 for the six months ended April 30, 2015.  The decrease in net sales reflects lower coffee prices during the six month period and our reduced wholesale transactions with Keurig Green Mountain, Inc. (“GMCR”) of approximately $28,331,000.

Cost of Sales.  Cost of sales for the six months ended April 30, 2016 was $38,251,840, or 86.5% of net sales, as compared to $67,824,859, or 98.8% of net sales, for the six months ended April 30, 2015.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects lower commodity prices during the six month period and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit.  Gross profit for the six months ended April 30, 2016 was $5,960,494, an increase of $5,116,310 from $844,174 for the six months ended April 30, 2015.  Gross profit as a percentage of net sales increased to 13.5% for the six months ended April 30, 2016 from 1.2% for the six months ended April 30, 2015.  The increase in gross profits was due to improved margins on our wholesale and roasted business as well as a decrease in our losses period to period on our hedging operations.

Operating Expenses.  Total operating expenses decreased by $95,280 to $3,794,140 for the six months ended April 30, 2016 from $3,889,420 for the six months ended April 30, 2015.  The decrease was primarily the result of a decrease of $97,395to $3,466,440 in selling and administrative expenses for the six months ended April 30, 2016 from $3,563,835 for the six months ended April 30, 2015.

Other Income (Expense).  Other expense for the six months ended April 30, 2016 was $52,717, a decrease of $52,219 from $104,936 for the six months ended April 30, 2015.  The decrease in other expense was attributable to an increase in interest income of $7,772, a decrease in interest expense of $45,139 partially offset by a decrease of $4,692 in our gain from our equity investments, during the six months ended April 30, 2016.

 Income Taxes.  Our provision for income taxes for the six months ended April 30, 2016 totaled $787,920 compared to a benefit of $(1,189,825) for the six months ended April 30, 2015.  The change was attributable to the difference in the gain for the six months ended April 30, 2016 versus the gain in the six months ended April 30, 2015.

Net Income.  We had net income of $1,270,370 or $0.21 per share basic and diluted, for the six months ended April 30, 2016 compared to a net loss of $(1,980,759), or $(0.32) per share basic and diluted for the six months ended April 30, 2015. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2016, we had working capital of $22,731,927, which represented a $797,450 increase from our working capital of $21,934,477 as of October 31, 2015, and total stockholders’ equity of $24,965,844 which increased by $884,051 from our total stockholders’ equity of $24,081,793 as of October 31, 2015.  Our working capital increased primarily due to increases of $349,772 in accounts receivable, $689,088 in due from broker and $17,193 in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses of $749,973, and  in our line of credit of $2,900,000,  which were partially offset by decreases of $655,719 in cash, $1,529,369 in inventory, $276,013 in prepaid green coffee,  $502,850  in prepaid income taxes, $944,125 in deferred income tax asset, and  an increase of $500 in income taxes payable.  As of April 30, 2016, the outstanding balance on our line of credit was $2,654,121 compared to $5,554,121 as of October 31, 2015.  Total stockholders’ equity increased due to our net income and was reduced by our stock repurchases.

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times.  The Company was in compliance with all required financial covenants at April 30, 2016 and October 31, 2015.

As of April 30, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $817,121 and $4,317,121, respectively.

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

As of April 30, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

For the six months ended April 30, 2016, our operating activities provided net cash of $3,000,821 as compared to the six months ended April 30, 2015 when operating activities used net cash of $3,019,469.  The increased cash flow from operations for the six months ended April 30, 2016 was primarily due to our net income of $1,325,717, $872,750 of deferred income taxes, $1,529,369 of inventories and $502,850 of prepaid income taxes.

For the six months ended April 30, 2016, our investing activities used net cash of $270,221 as compared to the six months ended April 30, 2015 when net cash used by investing activities was $341,337.  The decrease in our uses of cash in investing activities was due to our decreased outlays for equipment during the six months ended April 30, 2016.

For the six months ended April 30, 2016, our financing activities used net cash of $3,386,319 compared to net cash provided by financing activities of $3,192,578 for the six months ended April 30, 2015.  The change in cash flow from financing activities for the six months ended April 30, 2016 was due to our decreased net borrowing.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through April 30, 2017 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

 Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of April 30, 2016, our debt consisted of $2,654,121 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $9,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%).   This loan is secured by all tangible and intangible assets of the Company.

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

As of April 30, 2016, the Company held 50 futures contracts (generally with terms of three to four months) for the purchase of 1,875,000 pounds of green coffee at a weighted average price of $1.243 per pound.  The fair market value of coffee applicable to such contracts was $1.215 per pound at that date.  As of October 31, 2015, we held 38 futures contracts (generally with terms of three to four months) for the purchase of 1,425,000 pounds of green coffee at a weighted average price of $1.23 per pound.  The fair market value of coffee applicable to such contracts was $1.21 per pound at that date.  At October 31, 2015, we also held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound.  The fair market value of these options, which was obtained from observable market data of similar instruments, was $42,750 at October 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and financial officer to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended April 30, 2016 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 filed with the SEC on January 26, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

February 1, 2016 to February 29, 2016	0	-	-	-
March 1, 2016 to March 31, 2016	43,989	$3.95	43,989	$1,599,529
April 1, 2016 to April 30, 2016	50,099	$4.25	50,099	$1,386,831
Total	94,088	$4.11	94,088	$1,386,831

(1)
On September 29, 2015, we announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The Share Repurchase Program may be discontinued or suspended at any time.

(2)	Dollar amount reflects the value of shares purchased previously pursuant to the 2015 Share Repurchase Program during the fiscal quarter ended October 31, 2015.

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

Coffee Holding Co., Inc.

Date: June 3, 2016	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer)