Form 10-Q
period 2016-07-31
COFFEE HOLDING CO INC
filed 2016-09-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2016
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                      Accelerated filer [ ]
Non-accelerated filer [ ]                                                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

6,026,283 shares of common stock, par value $0.001 per share, are outstanding at September 14, 2016.

ITEM 1. FINANCIAL STATEMENTS
COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2016 AND OCTOBER 31, 2015

	July 31, 2016	October 31, 2015
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,830,441	$3,853,816
Accounts receivable, net of allowances of $144,000 for 2015 and 2014	15,819,019	10,968,237
Inventories	12,737,022	13,862,818
Prepaid green coffee	562,142	620,452
Prepaid expenses and other current assets	518,909	256,202
Prepaid income taxes	503,327	1,434,577
Due from broker	107,731
Deferred income tax asset	85,272	997,720
TOTAL CURRENT ASSETS	32,163,863	31,993,822
Machinery and equipment, at cost, net of accumulated depreciation of $4,661,610 and $4,241,256 for 2016 and 2015, respectively	2,126,239	1,845,000
Customer list and relationships, net of accumulated amortization of $46,875 and $41,250 for 2016 and 2015, respectively	223,125	108,750
Trademarks	180,000	180,000
Goodwill	1,017,905	440,000
Equity method investments	95,522	96,571
Deposits and other assets	593,476	610,499
TOTAL ASSETS	$36,400,130	$35,274,642
- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,539,048	$4,021,389
Line of credit	7,258,375	5,554,121
Due to broker		483,835
Income taxes payable	925
TOTAL CURRENT LIABILITIES	9,798,348	10,059,345

Deferred income tax liabilities	70,672	92,370
Deferred rent payable	228,927	222,055
Deferred compensation payable	497,034	482,499
TOTAL LIABILITIES	10,594,981	10,856,269
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 and 6,456,316 shares issued; 6,026,283 and 6,162,207 shares outstanding at July 31, 2016 and October 31, 2015, respectively	6,495	6,456
Additional paid-in capital	16,104,074	15,904,109
Retained earnings	11,691,828	9,665,940
Less: Treasury stock, 468,397 and 294,109 common shares, at cost at July 31, 2016 and October 31, 2015, respectively	(2,334,639)	(1,494,712)
Total Coffee Holding Co., Inc. Stockholders' Equity	25,467,758	24,081,793
Non-controlling interest	337,391	336,580
TOTAL EQUITY	25,805,149	24,418,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,400,130	$35,274,642

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
NET SALES	$61,566,868	$95,708,890	$17,354,533	$27,039,857

COST OF SALES (including $7.4 and $17.9 million of related party costs for the nine months ended July 31, 2016 and 2015, respectively. Including $1.9 and $3.0 million for the three months ended July 31, 2016 and 2015, respectively.)	52,455,081	92,816,224	14,203,343	24,991,366

GROSS PROFIT	9,111,787	2,892,666	3,151,190	2,048,491

OPERATING EXPENSES:
Selling and administrative	5,170,915	5,286,993	1,704,373	1,723,158
Officers’ salaries	491,550	489,435	163,850	163,850
TOTALS	5,662,465	5,776,428	1,868,223	1,887,008

INCOME (LOSS) FROM OPERATIONS	3,449,322	(2,883,762)	1,282,967	161,483

OTHER INCOME (EXPENSE)
Interest income	30,889	26,302	9,890	13,074
Loss from equity method investment	(1,049)	(162)	(805)	(610)
Interest expense	(116,144)	(153,768)	(42,671)	(35,156)
TOTAL	(86,304)	(127,628)	(33,586)	(22,692)

INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARIES	3,363,018	(3,011,390)	1,249,381	138,791

Provision (benefit) for income taxes	1,236,319	(1,189,785)	448,399	40

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	2,126,699	(1,821,605)	800,982	138,751
Less: net income attributable to the non-controlling interest	(100,811)	(19,992)	(45,464)	411

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,025,888	$(1,841,597)	$755,518	$139,162

Basic earnings (loss) per share	$.33	$(.30)	$.12	$.02

Diluted earnings (loss) per share	$.33	$(.30)	$.12	$.02

Weighted average common shares outstanding:
Basic and diluted	6,117,610	6,215,894	6,056,420	6,215,894

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2016 AND 2015
(Unaudited)

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$2,126,699	$(1,821,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	425,977	408,436
Unrealized gain on commodities	(591,566)	(8,263)
Loss on equity method investments	1,049	162
Deferred rent	6,872	9,311
Deferred income taxes	890,750	(1,149,500)
Changes in operating assets and liabilities:
Accounts receivable	(4,766,640)	3,424,104
Inventories	1,432,701	2,765,836
Prepaid expenses and other current assets	(262,707)	(29,039)
Prepaid green coffee	58,310	(547,756)
Prepaid and refundable income taxes	931,250	(1,433,818)
Deposits and other assets	31,558
Accounts payable and accrued expenses	(1,554,385)	(3,093,085)
Income taxes payable	925	(331,051)
Net cash used in operating activities	(1,269,207)	(1,806,268)

INVESTING ACTIVITIES:
Cash paid for acquisition of business	(856,904)
Purchases of machinery and equipment	(661,591)	(351,194)
Net cash used in investing activities	(1,518,495)	(351,194)

FINANCING ACTIVITIES:
Advances under bank line of credit	5,204,254	9,272,578
Principal payments under bank line of credit	(3,500,000)	(7,502,578)
Purchase of treasury stock	(839,927)
Payment of dividend	(100,000)	(80,000)
Net cash provided by financing activities	764,327	1,690,000

NET DECREASE IN CASH	(2,023,375)	(467,462)

CASH, BEGINNING OF PERIOD	3,853,816	3,782,639

CASH, END OF PERIOD	$1,830,441	$3,315,177

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2016 AND 2015
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$111,060	$152,765
Income taxes paid	$26,582	$1,647,668

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On June 29, 2016 Coffee Holding Co., Inc. acquired certain assets of Coffee Kinetics, LLC:

Fair value of assets acquired	$1,128,952
Less: liabilities assumed	(72,045)
Net assets acquired:	1,056,907

Common stock, par value $.001 per share, 38,364 shares	38
Additional paid-in capital	199,965
Non-cash payment	200,003

Net cash paid	$856,904

See Notes to Condensed Consolidated Financial Statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
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
JULY 31, 2016 AND 2015
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):
In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2016, and results of operations for the three and nine months ended July 31, 2016 and the cash flows for the nine months ended July 31, 2016 as applicable, have been made.
The results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“SONO”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.
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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):
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

In May 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our financial statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 4 - FORMATION OF SUBSIDIARY:
On June 23, 2016, the Company formed a wholly-owned subsidiary named Sonofresco, LLC a Delaware limited liability company.

Pursuant to the terms of an Agreement for Purchase and Sale of Assets dated June 23, 2016 (the “SONO Agreement”), by and among the Company, Coffee Kinetics LLC, a Washington limited liability company (the “Seller”), the members of the Seller and SONO (the “Buyer”), the Company, through its wholly-owned subsidiary SONO, purchased substantially all the assets, including equipment, inventory, customer list and relationships (the “Assets”) of the Seller. This was accounted for as a business combination. The Buyer purchased the Assets for a purchase price consisting of $856,904 in cash and 38,364 shares with a value of $200,003 of the Company's common stock issued on June 29, 2016, the date of closing.

As part of the transaction, all of the employees of the Seller became employees of the Buyer. In addition, on June 29, 2016, the Company entered into a one-year advisory agreement (the “Advisory Agreement”), with one of the Seller’s executives (the “Executive”), on an independent contractor basis, to ensure continuity of the business and to continue to operate the business located in Washington. The Advisory Agreement will automatically renew for an additional one year term upon the expiration of the first year term unless terminated by the Company. After completion of the first year term, the Advisory Agreement is subject to renewal by mutual agreement of the parties. Pursuant to the terms of the Advisory Agreement, the Executive is entitled to cash compensation of $50,000 per annum. If the Advisory Agreement is terminated prior to the end of the first year term, the Executive is entitled to receive an additional $50,000 termination fee. If the term of the Advisory Agreement is extended past the first year term, subject to certain exceptions, the Executive will be entitled to the $50,000 termination fee upon termination of the Advisory Agreement.

The following table summarizes the assets purchased and liabilities assumed:
Assets acquired:
Accounts receivable	$84,142
Inventory	306,905
Equipment	40,000
Customer List	120,000
Goodwill	577,905
Less: liabilities assumed	(72,045)
Net assets acquired:	$1,056,907
Purchase of assets funded by:
Cash paid	$856,904
Common stock, par value $.001 per share, 38,364 shares	38
Additional paid-in capital	199,965
$1,056,907

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 4 - FORMATION OF SUBSIDIARY (cont’d):
Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and nine months ended July 31, 2016 and 2015 have been prepared as though the acquisition of SONO had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of SONO occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
Pro forma sales	$62,751,256	$96,910,164	$17,689,710	$27,456,352
Pro forma net income (loss)	$2,103,684	$(1,960,479)	$775,650	$202,569
Pro forma basic and diluted earnings per share	$.34	$(.32)	$.13	$.03

The operations of SONO have been included in the Company’s consolidated statement of operations since the date of the acquisition on June 29, 2016. The total revenue included for the period is $146,000.
NOTE 5 - PREPAID GREEN COFFEE:
The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $30,889 and $9,890 for the nine and three months ended July 31, 2016 and $26,302 and $13,074 for the nine and three months ended July 31, 2015. The prepaid coffee balance was $562,142 at July 31, 2016 and $620,452 at October 31, 2015.
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
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 6 - ACCOUNTS RECEIVABLE (cont’d):
The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:
	July 31, 2016	October 31, 2015
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 7 - INVENTORIES:
               Inventories at July 31, 2016 and October 31, 2015 consisted of the following:
	July 31, 2016	October 31, 2015
Packed coffee	$1,938,043	$1,441,451
Green coffee	10,086,200	11,730,006
Packaging supplies	712,779	691,361
Totals	$12,737,022	$13,862,818

NOTE 8 - COMMODITIES HELD BY BROKER:

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

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 8 - COMMODITIES HELD BY BROKER (cont’d):
The Company has open position contracts held by the broker, which are summarized as follows:
	July 31, 2016	October 31, 2015

Option Contracts	25,744	(134,613)
Future Contracts	81,987	(349,222)
Total Commodities	107,731	(483,835)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.
At July 31, 2016, the Company held 16 futures contracts (generally with terms of three to four months) for the purchase of 600,000 pounds of green coffee at a weighted average price of $1.397 per pound.
The fair market value of coffee applicable to such contracts was $1.462 per pound at that date. At July 31, 2016, the Company held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.425 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $42,375.
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
The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows
	Three Months Ended July 31,
	2016	2015
Gross realized gains	$681,200	$293,439
Gross realized losses	(23,379)	(175,280)
Unrealized gain (losses)	(97,521)	(481,433)
Total	$560,300	$(363,274)

	Nine Months Ended July 31,
	2016	2015
Gross realized gains	$1,247,113	$991,706
Gross realized losses	(924,507)	(6,415,825)
Unrealized gains	591,566	8,263
Total	$914,172	$(5,415,856)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 9 - LINE OF CREDIT:
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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at July 31, 2016 and October 31, 2015.

As of July 31, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $5,421,375 and $4,317,121, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.25%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations. As of July 31, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
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
The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of July 31, 2016 and October 31, 2015, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2016 and October 31, 2015, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.
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
The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,117,610 and 6,056,420 for the nine and three months ended July 31, 2016, respectively, and 6,215,894 for the nine and three months ended July 31, 2015.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 12 - ECONOMIC DEPENDENCY:
Approximately 33% of the Company’s sales were derived from one customer during the nine months ended July 31, 2016. This customer also accounted for approximately $8,588,000 of the Company’s accounts receivable balance at July 31, 2016. Approximately 57% of the Company’s sales were derived from one customer during the nine months ended July 31, 2015. This customer also accounted for approximately $4,113,000 of the Company’s accounts receivable balance at October 31, 2015. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.
For the nine months ended July 31, 2016, approximately 51% of the Company’s purchases were from four vendors. These vendors accounted for approximately $520,000 of the Company’s accounts payable at July 31, 2016. For the nine months ended July 31, 2015, approximately 64% of the Company’s purchases were from four vendors. These vendors accounted for approximately $2,961,000 of the Company’s accounts payable at July 31, 2015. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.
Approximately 23% of the Company’s sales were derived from one customer during the three months ended July 31, 2016. Approximately 48% of the Company’s sales were derived from one customer during the three months ended July 31, 2015.
For the three months ended July 31, 2016, approximately 42% of the Company’s purchases were from four vendors. For the three months ended July 31, 2015, approximately 60% of the Company’s purchases were from four vendors.
NOTE 13 - RELATED PARTY TRANSACTIONS:
The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2016 of $135,957 and $363,808, respectively, for the processing of finished goods.
An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $7,441,000 and $1,885,000 for the nine and three months ended July 31, 2016, respectively, and $17,900,000 and $3,000,000 for the nine and three months ended July 31, 2015, respectively. The corresponding accounts payable balance to this vendor was approximately $303,000 and $586,000 at July 31, 2016 and October 31, 2015, respectively.
In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2016 and October 31, 2015 were $497,034 and $482,499, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016 AND 2015
(Unaudited)
NOTE 14 - STOCKHOLDERS’ EQUITY:
a.
Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 80,200 shares for $453,607 during the three months ended July 31, 2016. The Company purchased 53,687 shares for $226,850 during the year ended October 31, 2015.
b.
 Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of July 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 80,200 shares during the three months ended July 31, 2016 for $453,607. Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015. The Company did not repurchase any shares of common stock during the three months ended January 31, 2016.
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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly-owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics LLC, a Washington limited liability company. We believe these efforts will allow us to expand our business.
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

● Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $158,000 for the quarter ended July 31, 2016.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.
● Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory write-down would have decreased operating income by approximately $127,000 for the quarter ended July 31, 2016.

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

● We account for income taxes in accordance with the relevant authoritative guidance.  Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Accordingly, our net deferred tax asset as of July 31, 2016 of $85,272 may require a valuation allowance if we do not generate taxable income.
● Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO and Sonofresco, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO. At July 31, 2016 our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2016
Customer list and relationships, net	$223,125
Trademarks	180,000
Goodwill	1,017,905

$1,421,030

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
 Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015
Net Sales.  Net sales totaled $17,354,533 for the three months ended July 31, 2016, a decrease of $9,685,324, or 35.8%, from $27,039,857 for the three months ended July 31, 2015.  The decrease in net sales reflects reduced wholesale transactions with our largest wholesale green coffee customer during the quarter of approximately $9,379,000.
Cost of Sales.  Cost of sales for the three months ended July 31, 2016 was $14,203,343, or 81.9% of net sales, as compared to $24,991,366, or 92.5% of net sales, for the three months ended July 31, 2015.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects a more favorable inventory position during the quarter and reduced wholesale transactions with our largest wholesale green coffee customer.
Gross Profit.  Gross profit for the three months ended July 31, 2016 was $3,151,190, an increase of $1,102,699 from $2,048,491 for the three months ended July 31, 2015.  Gross profit as a percentage of net sales increased to 18.1% for the three months ended July 31, 2016 from 7.5% for the three months ended July 31, 2015.  The increase in gross profits was due to improved margins on our wholesale and roasted business as well as a decrease in our losses quarter to quarter on our hedging operations.
Operating Expenses.  Total operating expenses decreased by $18,785 to $1,868,223 for the three months ended July 31, 2016 from $1,887,008 for the three months ended July 31, 2015.  The decrease was primarily the result of a decrease of $18,785 to $1,704,373 in selling and administrative expenses for the three months ended July 31, 2016 from $1,723,158 for the three months ended July 31, 2015.

Other Income (Expense).  Other expense for the three months ended July 31, 2016 was $33,586, an increase of $10,894 from $22,692 for the three months ended July 31, 2015.  The increase in other expense was attributable to a decrease in interest income of $3,184, an increase in interest expense of $7,515 and an increase of $195 in our loss from our equity investments, during the three months ended July 31, 2016.
Income Taxes.  Our provision for income taxes for the three months ended July 31, 2016 totaled $448,399 compared to a provision of $40 for the three months ended July 31, 2015.  The change was attributable to the difference in the gain for the quarter ended July 31, 2016 versus the gain in the quarter ended July 31, 2015.
Net Income.  We had net income of $755,518 or $0.12 per share basic and diluted, for the three months ended July 31, 2016 compared to net income of $139,162, or $0.02 per share basic and diluted for the three months ended July 31, 2015. The increase in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

Net Sales.  Net sales totaled $61,566,868 for the nine months ended July 31, 2016, a decrease of $34,142,022, or 35.7%, from $95,708,890 for the nine months ended July 31, 2015.  The decrease in net sales reflects reduced wholesale transactions with our largest wholesale green coffee customer during the nine-month period of approximately $32,616,000.
Cost of Sales.  Cost of sales for the nine months ended July 31, 2016 was $52,455,081, or 85.2% of net sales, as compared to $92,816,224, or 97% of net sales, for the nine months ended July 31, 2015.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects a more favorable inventory position during the period and our reduced wholesale transactions with our largest wholesale green coffee customer.
Gross Profit.  Gross profit for the nine months ended July 31, 2016 was $9,111,787, an increase of $6,219,121 from $2,892,666 for the nine months ended July 31, 2015.  Gross profit as a percentage of net sales increased to 14.8% for the nine months ended July 31, 2016 from 3% for the nine months ended July 31, 2015.  The increase in gross profits was due to improved margins on our wholesale and roasted business as well as a decrease in our losses period to period on our hedging operations.
 Operating Expenses.  Total operating expenses decreased by $113,963 to $5,662,465 for the nine months ended July 31, 2016 from $5,776,428 for the nine months ended July 31, 2015.  The decrease was primarily the result of a decrease of $116,078 to $5,170,915 in selling and administrative expenses for the nine months ended July 31, 2016 from $5,286,993 for the nine months ended July 31, 2015.

Other Income (Expense).  Other expense for the nine months ended July 31, 2016 was $86,304, a decrease of $41,324 from $127,628 for the nine months ended July 31, 2015.  The decrease in other expense was attributable to an increase in interest income of $4,587 and a decrease in interest expense of $37,624, during the nine months ended July 31, 2016.
 Income Taxes.  Our provision for income taxes for the nine months ended July 31, 2016 totaled $1,236,319 compared to a benefit of $(1,189,785) for the nine months ended July 31, 2015.  The change was attributable to the difference in the gain for the nine months ended July 31, 2016 versus the loss in the nine months ended July 31, 2015.
Net Income.  We had net income of $2,025,888 or $0.33 per share basic and diluted, for the nine months ended July 31, 2016 compared to a net loss of $(1,841,597), or $(0.30) per share basic and diluted for the nine months ended July 31, 2015. The increase in net income was due primarily to the reasons described above.
Liquidity and Capital Resources
As of July 31, 2016, we had working capital of $22,365,515, which represented a $431,038 increase from our working capital of $21,934,477 as of October 31, 2015, and total stockholders’ equity of $25,467,758 which increased by $1,385,965 from our total stockholders’ equity of $24,081,793 as of October 31, 2015.  Our working capital increased primarily due to increases of $4,850,782 in accounts receivable, $591,566 in due from broker and $262,707 in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses of $1,482,341, which were partially offset by decreases of $2,023,375 in cash, $1,125,796 in inventory, $58,310 in prepaid green coffee, $931,250 in prepaid income taxes, $912,448 in deferred income tax asset, an increase of $1,704,254 in our line of credit and an increase of $925 in income taxes payable. As of July 31, 2016, the outstanding balance on our line of credit was $7,258,375 compared to $5,554,121 as of October 31, 2015.  Total stockholders’ equity increased due to our net income and our purchase of substantially all of the assets of Coffee Kinetics LLC through our wholly-owned subsidiary SONO and was reduced by our stock repurchases.
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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at July 31, 2016 and October 31, 2015.
As of July 31, 2016 and October 31, 2015, the outstanding balance under the bank line of credit was $5,421,375 and $4,317,121, respectively.
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
As of July 31, 2016 and October 31, 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.
For the nine months ended July 31, 2016, our operating activities used net cash of $1,269,207 as compared to the nine months ended July 31, 2015 when operating activities used net cash of $1,806,268.  The increased cash flow from operations for the nine months ended July 31, 2016 was primarily due to our net income of $2,126,699, $890,750 of deferred income taxes, $1,432,701 of inventories and $931,250 of prepaid income taxes.
For the nine months ended July 31, 2016, our investing activities used net cash of $1,518,495 as compared to the nine months ended July 31, 2015 when net cash used by investing activities was $351,194.  The increase in our uses of cash in investing activities was due to our increased outlays for equipment and our investment in our Sonofresco subsidiary during the nine months ended July 31, 2016.
For the nine months ended July 31, 2016, our financing activities provided net cash of $764,327 compared to net cash provided by financing activities of $1,690,000 for the nine months ended July 31, 2015.  The change in cash flow from financing activities for the nine months ended July 31, 2016 was due to our decreased net borrowing and our stock repurchase plan.
We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through July 31, 2017 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.
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
Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of July 31, 2016, our debt consisted of $7,258,375 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $9,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.25%).   This loan is secured by all tangible and intangible assets of the Company.
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
As of July 31, 2016, the Company held 16 futures contracts (generally with terms of three to four months) for the purchase of 600,000 pounds of green coffee at a weighted average price of $1.397 per pound. The fair market value of coffee applicable to such contracts was $1.462 per pound at that date. As of July 31, 2016, the Company held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.425 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $42,375. As of October 31, 2015, we held 38 futures contracts (generally with terms of three to four months) for the purchase of 1,425,000 pounds of green coffee at a weighted average price of $1.23 per pound. The fair market value of coffee applicable to such contracts was $1.21 per pound at that date. At October 31, 2015, we also held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments, was $42,750 at October 31, 2015.
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
ITEM 1A.      RISK FACTORS.
There were no material changes during the quarter ended July 31, 2016 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 filed with the SEC on January 26, 2016.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

May 1, 2016 to May 31, 2016	0	-	-	-
June 1, 2016 to June 30, 2016	56,863	$5.59	56,863	$1,068,806
July 1, 2016 to July 31, 2016	23,337	$5.81	23,337	$933,224
Total	80,200	$5.66	80,200	$933,224

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

(2)	Dollar amount reflects the value of shares purchased previously pursuant to the 2015 Share Repurchase Program during the fiscal quarters ended October 31, 2015 and April 30, 2016.

On June 29, 2016, pursuant to the terms of the of the Agreement for Purchase and Sale of Assets dated June 23, 2016 (the “SONO Agreement”), by and among the Company, Coffee Kinetics LLC, a Washington limited liability company (the “Seller”), the members of the Seller and SONO, the Company issued 38,364 shares of its common stock, par value $0.001 per share, to the Seller. The shares of common stock were issued in a private placement and without registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto.

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

Coffee Holding Co., Inc.

Date: September 14, 2016	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer)