Form 10-K
period 2016-10-31
COFFEE HOLDING CO INC
filed 2017-01-27
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2016, was $20,042,945.
As of January 20, 2017, the registrant had 5,863,302 shares of common stock, par value $0.001 per share, outstanding.
Documents incorporated by reference
Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2016, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.
BUSINESS

General Overview

Products and Operations.  We are an integrated wholesale coffee roaster and dealer in the United States.  Our core products can be divided into three categories:
●
Wholesale Green Coffee:  unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;
●
Private Label Coffee:  coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and
●
Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our eight proprietary and licensed brand names in different segments of the market.

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

In June of 2016, we acquired substantially all of the assets of Coffee Kinetics LLC (doing business as Sonofresco) through our wholly-owned subsidiary Sonofresco, LLC (“Sonofresco”), including equipment, inventory, customer lists, relationships and accounts payable. In addition to our wholesale green coffee, private label coffee and branded coffee product offerings, we currently sell tabletop coffee roasting equipment to our customers through Sonofresco.

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

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

            Positioned to Profitably Grow Through Varying Cycles of the Coffee Market. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points.  While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:
●
Retail branded coffee;
●
Mainstream retail private label coffee;
●
Specialty retail coffees both private label and branded including organic and fair trade coffees;
●
Wholesale specialty green and gourmet whole bean coffees including organic and fair trade coffees;
●
Food service;

●
Instant coffees;
●
Tea; and
●
Tabletop coffee roasting equipment.

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

Wholesale Green Coffee Market Presence.  As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales.  Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 425% from 150 to 787.  We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees along the east coast.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  The assistance we provide to our customers includes training, coffee blending and market identification.  We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

Diverse Portfolio of Differentiated Branded Coffees.  We have amassed a portfolio of six proprietary name brands sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended coffee.  In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W and IL CLASSICO trademarks in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers.  Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry.  We have been a family-operated business for three generations.  Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy.  Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 34 and 36 years, respectively.  David Gordon is an original member of the Specialty Coffee Association of America.  We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Further Market Penetration of Our Niche Products.  We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:
●
Specialty blends;
●
Teton tea;
●
Private label “value” blends;
●
Specialty instant coffees;
●
Sales of our tabletop coffee roasting equipment; and
●
Cold brew.

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
●
Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and
●
Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our eight proprietary and licensed brand names in different segments of the market.

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

Private Label Coffee.  We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada.  Our private label coffee is sold in cans, brick packages and instants in a variety of sizes.  As of October 31, 2016, we supplied coffee under approximately 26 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process.  Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Il CLASSICO, an S&W brand espresso product; and

Premier Roasters, retail high end premium whole-bean canisters and food service packs.

Other Products

We also offer several niche products, including:
●
specialty instant coffees;
●
tea; and
●
trial-sized mini-brick coffee packages.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations.  Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05.  The price for coffee beans on the commodities market as of October 31, 2016 and 2015 was $1.64 and $1.21 per pound, respectively.  Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets.  Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.  We are a licensed Fair Trade dealer for Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price.  Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (“OCIA”).  All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  For the fiscal years ended 2016 and 2015, approximately 43% and 64%, respectively, of all of our green coffee purchases were from five suppliers.  One of these suppliers, Rothfos Corporation, accounted for approximately $8.5 million, or 13%, in 2016, and $22.1 million, or 21%, in 2015, of our total product purchases.  An employee of Rothfos Corporation is one of our directors.  We do not have any formalized, material agreements or long-term contracts with any of these suppliers.  Rather, our purchases are typically made pursuant to individual purchase orders.  We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Supply and price can be affected by factors such as weather, politics, currency fluctuations and economics within the countries that export coffee.  Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee.  Drastic or prolonged increases in coffee prices may also adversely impact our business as it could lead to a decline in overall consumption of coffee.  Similarly, rapid decreases in the cost of coffee beans may force us to lower our sale prices before realizing cost reductions in our purchases.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, under normal market conditions, our hedging policies are a necessary component of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we incurred significant losses on options and futures contracts during past reporting periods in 2015. In those cases, our cost of sales increased, resulting in a decrease in our profitability or increase in our losses. Such losses have, and similar losses could in the future, materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have scaled back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a more limited capacity than we did previously. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

Trademarks

We hold trademarks, registered with the United States Patent and Trademark Office, for all six of our proprietary coffee brands and an exclusive license for S&W, IL CLASSICO brands for sale in the United States.  Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations.  We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to GMCR.  Sales to GMCR accounted for approximately $22.6 million or 29% of our net sales for the fiscal year ended October 31, 2016, and $63.8 million or 54% for the fiscal year ended October 31, 2015.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2016 and 2015, we donated approximately $46,000 and $67,000, respectively, to charities.
●
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
●
We are a licensed Fair Trade dealer of Fair Trade certified coffee.  Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families.  It guarantees farmers a minimum price of $1.90 per pound.
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

 Competition

The coffee market is highly competitive.  We compete in the following areas:

Wholesale Green Coffee.  There are many green coffee dealers throughout the United States.  Many of these dealers have greater financial resources than we do.  However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses.  Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers.  While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base.  The assistance we provide our customers includes training, coffee blending, market identification as well as providing access to an extensive variety of coffee products and inventory.  Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business.  We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”) and Sonofresco as well as our two green coffee salespersons in South Carolina and Oregon allows us to compete more effectively throughout the country.

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

Employees

We have 70 full-time employees.  None of our employees are represented by unions or collective bargaining agreements.  Our management believes that we maintain good working relationships with our employees.  To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  We have used and expect to continue to use to a lesser extent than used previously short-term coffee futures and options contracts for the purpose of hedging the effects of changing green coffee prices.  In addition, we have acquired and expect to continue to acquire to a lesser extent than done previously futures contracts with longer terms, generally three to four months, for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.

The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts.  Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, however, we may not be able to pass price increases through to our customers in the future.  Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results.  If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedging results in losses, our cost of sales may increase, resulting in a decrease in profitability or an increase in losses.  Although we have had net gains on options and futures contracts in the past, we incurred losses on options and futures contracts during some reporting periods in 2015.  In those cases, our cost of sales increased, resulting in a decrease in our profitability or an increase in losses.  Such losses have, and similar losses could in the future, could materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.

Our revenues and profitability could be adversely affected if our joint ventures or acquisitions are not successful.  We have historically utilized acquisitions and joint ventures to grow our business and we intend to continue to seek opportunities for new joint ventures and acquisitions that will be complementary to our business. While we believe that our joint ventures will be successful, losses in our joint ventures or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures.  Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions.  Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives.  Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies.  In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Acquisitions including strategic investments or alliances entail numerous risks, which may include:

●
difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;
●
diversion of management’s attention from our existing businesses;
●
adverse effects on existing business relationships with suppliers and customers;
●
adverse impacts of margin and product cost structures different from those of our current mix of business; and
●
risks of entering distribution channels, categories or markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business, and any adverse consequences associated with our acquisition activities, could have a material adverse effect on our business, financial condition and operating results.

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

The loss of any of our key customers, including Keurig Green Mountain, could negatively affect our revenues and decrease our earnings.  We are dependent upon sales of our products to our key customers, including GMCR, which accounted for approximately 29% and 54% of our net sales for the fiscal years ended October 31, 2016 and 2015, respectively.  Going forward, we expect this decrease to continue. No other customer accounted for greater than 10% of our net sales during our 2015 and 2016 fiscal years. We generally do not enter long-term contracts with our customers that are material to our business.  Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors.  The loss of, or reduction in sales to our key customers such as GMCR or any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our credit facility contains covenants that place annual restrictions on our operations, including covenants relating to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictions on intercompany transactions. The credit facility also requires that we maintain a minimum working capital at all times. There can be no assurance that we will be in compliance with all covenants in the future or that we will be able to modify the terms of the credit facility should that become necessary. Failure to comply with any of these covenants and restrictions would result in an event of default under the loan agreement.

If our planned increase in marketing expenditures fails to promote and enhance our brands, the value of our brands could decrease and our revenues and profitability could be adversely affected.  We believe that promoting and enhancing our brands is critical to our success.  We intend to continue to increase our marketing expenditures and slotting payments to increase retail shelf space, to increase awareness of our brands, which we expect will create and maintain brand loyalty.  If our brand-building strategy is unsuccessful, these expenses, including the slotting expenses, may never be recovered, and we may be unable to increase awareness of our brands or protect the value of our brands.  If we are unable to achieve these goals, our revenues and ability to implement our business strategy could be adversely affected.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 11.5% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:
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

The market price of our common stock has been volatile over the year and may continue to be volatile.  The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.00 and as high as $6.15 per share.  We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

We are also subject to certain anti-takeover provisions under Nevada law.  Under Nevada law, a corporation may not, in general, engage in a business combination with any “interested stockholder” for two (2) years after the date that the person first became an interested stockholder, unless the combination meets all of the requirements of our articles of incorporation and (i) the purchase of shares by the interested stockholder is approved by our board of directors before that date or (ii) the combination is approved by our board of directors and, at or after that time, the combination is approved at an annual or special meeting of our stockholders, and not by written consent, by the affirmative vote of the holders of stock representing at least sixty percent (60%) of our outstanding voting power not beneficially owned by the interested stockholder or the affiliates or associates of the interested stockholder.

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

We lease office space in Burlington, Washington.  We pay annual rent of $36,000 under the terms of a lease, which expires in December 2017.

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

As of January 20, 2017, we had 174 holders of record.

We repurchased 53,687 shares of our common stock during the year ended October 31, 2015.

We repurchased 337,269 shares of our common stock during the year ended October 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1, 2016 to August 31, 2016	-	-	-	-
September 1, 2016 to September 30, 2016	66,750	$5.53	66,750	$564,033
October 1, 2016 to October 31, 2016	96,231	$5.67	96,231	$18,272
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

    The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2016
1st Quarter	$4.90	$3.00
2nd Quarter	$4.49	$3.05
3rd Quarter	$6.15	$3.50
4th Quarter	$6.00	$5.01
	2015
1st Quarter	$6.20	$4.50
2nd Quarter	$5.38	$4.39
3rd Quarter	$5.50	$4.70
4th Quarter	$5.07	$3.74

ITEM 6.
SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$78,948	$118,154	$108,863	$133,981	$173,656
Cost of sales	67,066	112,437	93,334	128,012	161,649
Gross profit	11,882	5,717	15,529	5,969	12,007
Operating expenses	8,019	7,654	7,527	7,522	7,607
Income (loss) from operations	3,863	(1,937)	8,002	(1,553)	4,400
Other income (expense)	(147)	(156)	(37)	(169)	(345)
Income (loss) before income taxes	3,716	(2,093)	7,965	(1,722)	4,055
Provision (benefit) for income taxes	1,366	(764)	2,947	(393)	1,471
Minority interest	(138)	(84)	(51)	(152)	(98)
Net income (loss)	$2,212	$(1,413)	$4,967	$(1,481)	$2,486
Net income (loss) per share – Basic	$0.36	$(0.23)	$0.78	$(0.23)	$0.39
Net income (loss) per share – Diluted	$0.36	$(0.23)	$0.78	$(0.23)	$0.37

	At October 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$37,023	$35,274	$38,952	$32,399	$38,248
Short-term debt	6,958	5,554	2,498	1,229	563
Long-term debt	–	–	–	–	–
Total liabilities	11,910	10,856	12,898	10,315	14,448
Stockholders’ equity	24,913	24,418	26,055	22,084	23,800
Book value per share	$4.28	$3.96	$4.19	$3.47	$3.73

	At October 31,
	2016	2015	2014	2013	2012
Per Common Share Data:
Basic EPS	$.36	$(.23)	$.78	$(.23)	$.39
Diluted EPS	$.36	$(.23)	$.78	$(.23)	$.37
Cash dividends declared	$0	$0	$0	$387,379	$774,756

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
●
the roasting, blending, packaging and sale of our eight brands of coffee; and
●
sales of our tabletop coffee roasting equipment.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers.  For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales.  These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO, the transaction with Sonofresco and our licensing arrangement with DTS8 Coffee Company, Ltd. We believe these efforts will allow us to expand or business.

Our net sales are affected by the price of green coffee.  We purchase our green coffee from dealers located primarily within the United States.  The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  For example, in Brazil, which produces approximately 35% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November.  However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee.  Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources.  Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales.

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
●
Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $135,000 for the year ended October 31, 2016.  The reserve for sales discounts represents the estimated discount that customers will take upon payment.  The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.
●
Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.  Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value.  If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.  Each additional one percent of potential inventory writedown would have decreased operating income by approximately $142,000 for the year ended October 31, 2016.

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

●
Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO and Sonofresco, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and Sonofesco. At October 31, 2016 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2016
Customer list and relationships, net	$219,750
Trademarks	180,000
Goodwill	1,017,905
$1,417,655

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

Year Ended October 31, 2016 (Fiscal Year 2016) Compared to the Year Ended October 31, 2015 (Fiscal Year 2015)

Net Sales.  Net sales totaled $78,948,228 for the fiscal year ended October 31, 2016, a decrease of $39,205,313, or approximately 33%, from $118,153,541 for the fiscal year ended October 31, 2015.  The decrease in net sales reflects reduced wholesale transactions with our largest wholesale green coffee customer during fiscal 2016 of approximately $41,044,000.

Cost of Sales.  Cost of sales for the fiscal year ended October 31, 2016 was $67,066,050, or approximately 85% of net sales, as compared to $112,436,831, or approximately 95% of net sales, for the fiscal year ended October 31, 2015.  Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.  The decrease in cost of sales reflects a more favorable inventory position during fiscal 2016 and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit.  Gross profit for the fiscal year ended October 31, 2016 was $11,882,178, an increase of $6,165,468 from $5,716,710 for the fiscal year ended October 31, 2015.  Gross profit as a percentage of net sales increased to approximately 15% for the fiscal year ended October 31, 2016 from approximately 5% for the fiscal year ended October 31, 2015.  The increase in our margins was due to improved margins on our wholesale and roasted business as well as a decrease in our losses period to period on our hedging operations.

Operating Expenses.  Total operating expenses increased by $365,081 to $8,019,110 for the fiscal year ended October 31, 2016 from $7,654,029 for the fiscal year ended October 31, 2015.  Selling and administrative expenses increased $362,966, or approximately 5%, to $7,363,710 for the fiscal year ended October 31, 2016 from $7,000,744 for the fiscal year ended October 31, 2015.

Other Income (Expense).  Other expense for the fiscal year ended October 31, 2016 was $147,106, a decrease of $8,752 from $155,858 for the fiscal year ended October 31, 2015.  The decrease in other expense was attributable to a decrease in interest expense of $12,764 partially offset by an increase in our loss from our equity investments of $139 and a decrease in interest income of $3,873, during the fiscal year ended October 31, 2016.

Income (Loss) Before Taxes and Non-controlling Interest in Subsidiary.  We had income of $3,715,962 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2016 compared to a net loss of $(2,093,177) for the fiscal year ended October 31, 2015, resulting in a net change of $5,809,139 for the year ended October 31, 2016.  The increase was primarily attributable to our decreased realized trading loss.

Income Taxes.  Our provision (benefit) for income taxes for the fiscal year ended October 31, 2016 totaled $1,365,920 compared to a benefit of $(763,647) for the fiscal year ended October 31, 2015.  The change was attributable to the difference in the gain for the year ended October 31, 2016 versus the loss in the fiscal year ended October 31, 2015. The Company’s effective tax rate for the year ended October 31, 2016 was 37% compared to (37%) for the year ended October 31, 2015.

Net Income (Loss).  We had net income of $2,212,288 or $0.36 per share basic and diluted, for the fiscal year ended October 31, 2016 compared to a net loss of $(1,413,228), or $(0.23) per share basic and diluted for the fiscal year ended October 31, 2015. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of October 31, 2016, we had working capital of $21,669,442, which represented a $265,035 decrease from our working capital of $21,934,477 as of October 31, 2015, and total stockholders’ equity of $24,539,203 which increased by $657,414 from our total stockholders’ equity of $24,081,793 as of October 31, 2015.  Our working capital decreased primarily due to decreases of $625,835 in cash, $184,875 in prepaid green coffee, $952,600 in prepaid and refundable income taxes, $916,175 in deferred income tax asset and increases of $41,184 in accounts payable and accrued expenses, $1,404,254 in our line of credit and $1,050 in income taxes payable partially offset by increases of $2,549,655 in accounts receivable, $413,472 in inventory, $279,254 in prepaid expenses and other current assets and $618,557 in due to/from broker. As of October 31, 2016, the outstanding balance on our line of credit was $6,958,375 compared to $5,554,121 as of October 31, 2015.  Total stockholders’ equity increased due to our net income, partially offset by our Share Repurchase Program.

On March 10, 2015, we entered into a loan modification agreement (the “Modification Agreement”) with our lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which we had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, we amended the Financing Agreement to create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require us to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event.

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at October 31, 2016 and October 31, 2015.

As of October 31, 2016 and 2015, the outstanding balance under the bank line of credit was $5,121,375 and $4,317,121, respectively.

Also on March 10, 2015, we, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”), including a letter of credit in the amount of $286,855. The New Loan Facility terminates on February 28, 2017.  The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower.  The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.5%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of October 31, 2016 and 2015, the outstanding balance under the New Loan Facility was $1,837,000 and $1,237,000, respectively.

For the fiscal year ended October 31, 2016, our operating activities provided net cash of $1,607,788 as compared to the fiscal year ended October 31, 2015 when operating activities used net cash of $2,285,840.  The increased cash flow from operations for the fiscal year ended October 31, 2016 was primarily due to our net income of $2,350,042, $991,275 of deferred income taxes, $184,875 of prepaid green coffee, $952,600 of prepaid and refundable income taxes partially offset by, $618,557 of Unrealized commodities gains, $2,465,513 in accounts receivable, $143,907 in inventory, $279,254 in prepaid expenses and other current assets and $30,860 in accounts payable and accrued expenses.

For the fiscal year ended October 31, 2016, our investing activities used net cash of $1,782,999 as compared to the fiscal year October 31, 2015 when net cash used by investing activities was $391,796.  The increase in our uses of cash in investing activities was due to our increased outlays for equipment and our acquisition of Sonofresco during fiscal year 2016.

For the fiscal year ended October 31, 2016, our financing activities used net cash of $450,624 compared to net cash provided by financing activities of $2,748,813 for the fiscal year ended October 31, 2015.  The change in cash flow from financing activities for the fiscal year ended October 31, 2016 was due to our decreased net borrowing of $1,651,409 and an increase of $1,528,028 in our treasury stock purchases and an increase in our dividend payment of $20,000.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2017 with cash provided by operating activities and the use of our credit facility.  In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates.  As of October 31, 2016, our debt consisted of $6,958,375 of variable rate debt under our revolving line of credit.  Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.5%). This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks.  The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control.  Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report.  In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee.  Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales.  Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales.  The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, under normal market conditions, our hedging policies are a necessary component of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during past reporting periods in 2015. In those cases, our cost of sales increased, resulting in a decrease in our profitability or increase in our losses. Such losses have, and similar losses could, in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses.  As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a more limited capacity than we did previously. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

As of October 31, 2016, we held 22 futures contracts for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound compared to 38 futures contracts for the purchase of 1,425,000 pounds of coffee at a weighted average price of $1.23 per pound for the fiscal year ended October 31, 2015. The fair market value of coffee applicable to such contracts was $1.64 and $1.21 per pound, respectively. At October 31, 2016, we did not hold any options. At October 31, 2015, we also held 20 options covering an aggregate of 750,000 pounds of green coffee beans at $1.25 per pound. The fair market value of these options, was $42,750 at October 31, 2015.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on our assessment our management believes that, as of October 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.
EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
____________
*  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2017.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and	January 27, 2017
Andrew Gordon	Director
(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 27, 2017
David Gordon

/s/ Gerard DeCapua	Director	January 27, 2017
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 27, 2017
Daniel Dwyer

/s/ Barry Knepper	Director	January 27, 2017
Barry Knepper

/s/ John Rotelli	Director	January 27, 2017
John Rotelli

/s/ George F. Thomas	Director	January 27, 2017
George F. Thomas

EXHIBIT INDEX

Exhibit No.	Description
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

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2016 and 2015 and the related consolidated statements of operations, changes in redeemable common stock and stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

January 27, 2017

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2016 AND 2015

	2016	2015

- ASSETS -
CURRENT ASSETS:
Cash	$3,227,981	$3,853,816
Accounts receivable, net of allowances of $144,000 for 2016 and 2015	13,517,892	10,968,237
Inventories	14,276,290	13,862,818
Prepaid green coffee	435,577	620,452
Prepaid expenses and other current assets	535,456	256,202
Prepaid and refundable income taxes	481,977	1,434,577
Due from broker	134,722
Deferred income tax asset	81,545	997,720
TOTAL CURRENT ASSETS	32,691,440	31,993,822

Machinery and equipment, at cost, net of accumulated depreciation of $4,819,828 and $4,241,256 for 2016 and 2015, respectively	2,269,863	1,845,000
Customer list and relationships, net of accumulated amortization of $50,250 and $41,250 for 2016 and 2015, respectively	219,750	108,750
Trademarks	180,000	180,000
Goodwill	1,017,905	440,000
Equity method investments	95,598	96,571
Deposits and other assets	549,337	610,499
TOTAL ASSETS	$37,023,893	$35,274,642

- LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,062,573	$4,021,389
Line of credit	6,958,375	5,554,121
Due to broker	-	483,835
Income taxes payable	1,050	-
TOTAL CURRENT LIABILITIES	11,021,998	10,059,345

Deferred income tax liabilities	167,470	92,370
Deferred rent payable	231,216	222,055
Deferred compensation payable	489,668	482,499
TOTAL LIABILITIES	11,910,352	10,856,269

Redeemable common stock:
Common stock subject to possible redemption, at $200,004; 38,364 shares issued and outstanding at redemption value as of October 31, 2016, none as of October 31, 2015	200,004

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 and 6,456,316 shares issued; 5,824,938 and 6,162,207 shares outstanding for 2016 and 2015	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	11,878,228	9,665,940
Less: Treasury stock, 631,378 and 294,109 common shares, at cost for 2016 and 2015	(3,249,590)	(1,494,712)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,539,203	24,081,793
Noncontrolling interest	374,334	336,580
TOTAL EQUITY	24,913,537	24,418,373
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$37,023,893	$35,274,642

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
NET SALES	$78,948,228	$118,153,541

COST OF SALES (which include purchases of approximately $8.5 million and $22.1 million in fiscal years 2016 and 2015, respectively, from a related party)	67,066,050	112,436,831

GROSS PROFIT	11,882,178	5,716,710

OPERATING EXPENSES:
Selling and administrative	7,363,710	7,000,744
Officers’ salaries	655,400	653,285
TOTAL	8,019,110	7,654,029
INCOME (LOSS) FROM OPERATIONS	3,863,068	(1,937,319)
OTHER INCOME (EXPENSE):
Interest income	41,176	45,049
Loss from equity method investments	(972)	(833)
Interest expense	(187,310)	(200,074)
TOTAL	(147,106)	(155,858)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
AND NON-CONTROLLING INTEREST IN SUBSIDIARY	3,715,962	(2,093,177)

Provision (benefit) for income taxes	1,365,920	(763,647)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	2,350,042	(1,329,530)
Less: Net income attributable to the non-controlling interest in subsidiary	(137,754)	(83,698)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$2,212,288	$(1,413,228)

Basic and diluted earnings (loss) per share	$.36	$(.23)

Weighted average common shares outstanding:
Basic and diluted	6,082,777	6,212,929

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2016 AND 2015
		Common Stock		Treasury Stock
Redeemable Common Stock		$.001 Par Value				Additional		Non-
Number of		Number of		Number of		Paid-in	Retained	Controlling
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance,10/31/14			6,215,894	$ 6,456	240,422	$ (1,267,862)	$ 15,904,109	$ 11,079,168	$ 332,882	$ 26,054,753
Treasury Stock			(53,687)		53,687	(226,850)				(226,850)
Dividend									(80,000)	(80,000)
Net loss								(1,413,228)		(1,413,228)
Non-Controlling Interest	-	-	-	-	-	-	-	-	83,698	83,698

Balance, 10/31/15	-	$ -	6,162,207	$ 6,456	294,109	$ (1,494,712)	$ 15,904,109	$ 9,665,940	$ 336,580	$ 24,418,373

Treasury Stock			(337,269)		337,269	(1,754,878)				(1,754,878)

Stock issued in connection with Acquisition	38,364	200,004

Dividend									(100,000)	(100,000)

Net income								2,212,288		2,212,288

Non-Controlling
Interest			-	-	-	-	-	-	137,754	137,754

Balance, 10/31/16	38,364	$ 200,004	5,824,938	$ 6,456	631,378	$ (3,249,590)	$ 15,904,109	$ 11,878,228	$ 374,334	$ 24,913,537

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$2,350,042	$(1,329,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	587,572	545,390
Unrealized (gain) on commodities	(618,557)	(1,089)
Loss on equity method investments	972	833
Deferred rent	9,161	12,415
Deferred income taxes	991,275	(726,850)
Changes in operating assets and liabilities:
Accounts receivable	(2,465,512)	4,451,623
Inventories	(143,907)	1,347,335
Prepaid expenses and other current assets	(279,254)	3,910
Prepaid green coffee	184,875	(153,297)
Prepaid and refundable income taxes	952,600	(1,433,818)
Accounts payable and accrued expenses	(30,860)	(4,671,711)
Deposits and other assets	68,331	-
Income taxes payable	1,050	(331,051)
Net cash provided by (used in) operating activities	1,607,788	(2,285,840)

INVESTING ACTIVITIES:
Cash paid for acquisition of business	(819,564)	-
Purchases of machinery and equipment	(963,435)	(391,796)
Net cash used in investing activities	(1,782,999)	(391,796)

FINANCING ACTIVITIES:
Line of credit	1,404,254	3,055,663
Purchase of treasury stock	(1,754,878)	(226,850)
Payment of dividend	(100,000)	(80,000)
Net cash (used in) provided by financing activities	(450,624)	2,748,813

NET (DECREASE) INCREASE IN CASH	(625,835)	71,177

CASH, BEGINNING OF PERIOD	3,853,816	3,782,639

CASH, END OF PERIOD	$3,227,981	$3,853,816

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$181,007	$196,556
Income taxes paid	$34,183	$1,651,156
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On June 29, 2016 Coffee Holding Co., Inc. acquired certain assets of Coffee Kinetics, LLC:

Accounts receivable	$84,142
Inventory	269,565
Equipment	40,000
Customer list	120,000
Goodwill	577,905
Less: liabilities assumed	(72,044)
Net assets acquired:	1,019,568

Redeemable Common Stock	200,004

Net cash paid	$819,564

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 1 - BUSINESS ACTIVITIES:

Coffee Holding Co., Inc. (the “Company”) conducts wholesale coffee operations, including manufacturing, roasting, packaging, marketing and distributing roasted and blended coffees for private labeled accounts and its own brands, and it sells green coffee.  The Company also manufactures and sells coffee roasters. The Company’s core product, coffee, can be summarized and divided into three product categories (“product lines”) as follows:

Wholesale Green Coffee:  unroasted raw beans imported from around the world and sold to large and small roasters and coffee shop operators;

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

Branded Coffee: coffee roasted and blended to the Company’s own specifications and packaged and sold under the Company’s eight proprietary and licensed brand names in different segments of the market.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“Sono”) and Generations Coffee Company, LLC (“GCC”). All significant inter-company balances and transactions have been eliminated in consolidation.

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
OCTOBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO. The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $41,176 and $45,049 as of October 31, 2016 and 2015, respectively. The prepaid coffee balance was $435,577 and $620,452 as of October 31, 2016 and 2015, respectively.

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

INVENTORIES:

Inventories are stated at the lower of cost (First in, first out basis) or market, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2016 and 2015.

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
OCTOBER 31, 2016 AND 2015

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2016	2015

Option contracts	$(83,753)	$(134,613)
Future contracts	218,475	(349,222)
Commodities due to broker	$134,722	$(483,835)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2016, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound. The fair market value of coffee applicable to such contracts was $1.64 per pound at that date. At October 31, 2016, the Company did not have any options.

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

Included in cost of sales for the years ended October 31, 2016 and 2015, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2016	2015
Gross realized gains	$1,443,046	$1,292,471
Gross realized (losses)	(1,000,976)	(6,778,407)
Unrealized gains	618,558	1,089
Total	$1,060,628	$(5,484,847)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. The value of the goodwill and trademarks was allocated based on an independent valuation. Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value. As of October 31, 2016 and 2015, the Company has determined by using a qualitative assessment that an impairment did not exist. In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO and Sono which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $170,774 and $157,922 for the years ended October 31, 2016 and 2015, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 6,082,777 and 6,212,929 for the years ended October 31, 2016 and 2015, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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
OCTOBER 31, 2016 AND 2015

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $1,506,000 and $1,352,000 for the years ended October 31, 2016 and 2015, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At October 31, 2016 and 2015, the Company had approximately $1,539,429 and $220,422 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (“SIPC”). At October 31, 2016 and 2015, the Company had approximately $348,041 and $2,818,431 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB. The excess of straight-line rent over actual payments by the Company of $231,216 and $222,055 is included as deferred rent payable as of October 31, 2016 and 2015, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The investments in this company amounted to $100,000. The loss recognized amounted to $972 and $833 for the years ended October 31, 2016 and 2015, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2016 and 2015 was $95,598 and $96,571, respectively.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:
The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations' balance sheets.

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.
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
OCTOBER 31, 2016 AND 2015

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our financial statements.

NOTE 4 - INVENTORIES:
Inventories at October 31, 2016 and 2015 consisted of the following:

	2016	2015
Packed coffee	$1,804,633	$1,441,451
Green coffee	11,434,024	11,730,006
Roasters and parts	210,007	-
Packaging supplies	827,626	691,361
Totals	$14,276,290	$13,862,818

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 5 - FORMATION OF SUBSIDIARY:
On June 23, 2016, the Company formed a wholly-owned subsidiary named Sonofresco, LLC a Delaware limited liability company.

Pursuant to the terms of an Agreement for Purchase and Sale of Assets dated June 23, 2016 (the “Sono Agreement”), by and among the Company, Coffee Kinetics LLC, a Washington limited liability company (the “Seller”), the members of the Seller and Sono (the “Buyer”), the Company, through its wholly-owned subsidiary Sono, purchased substantially all the assets, including equipment, inventory, customer list and relationships (the “Assets”) of the Seller. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations.” The Buyer purchased the Assets for a purchase price consisting of $819,564 in cash and 38,364 shares of the Company's redeemable common stock (the "Sono Shares") with a value of $200,004 (the "Common Stock Payment Amount") issued on June 29, 2016.

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

The following table summarizes the estimated fair value of the assets and liabilities assumed at the acquisition:
Assets acquired:
Accounts receivable	$84,142
Inventory	269,565
Equipment	40,000
Customer list	120,000
Goodwill	577,905
Less: liabilities assumed	(72,044)
Net assets acquired:	$1,019,568
Purchase of assets funded by:
Cash Paid	819,564
Redeemable Common Stock	200,004
$1,019,568

Pursuant to the terms of Sono Agreement, the value of the Sono Shares was based on the three day average of the closing price of the Company's common stock for the three trading days immediately prior to June 23, 2016. In addition, pursuant to the terms of the Sono Agreement, during the twelve month period commencing on June 29, 2016 (the "Closing Date"), if Seller informs Buyer of its desire to sell all, but not less than all of the Sono Shares to the Company, Buyer agrees to repurchase all but not less than all of the Sono Shares at the Common Stock Payment amount.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 5 - FORMATION OF SUBSIDIARY (cont’d):
Pro Forma Results of Operations (unaudited) The following pro forma results of operations for the years ended October 31, 2016 and 2015 have been prepared as though the acquisition of Sono had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of Sono occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Year ended October 31,
	2016	2015

Pro forma sales	$80,132,616	$119,711,018
Pro forma net income (loss)	$2,290,084	$(1,433,493)
Pro forma basic and diluted earnings per share	$.38	$(.23)
Basic and diluted weighted average common shares outstanding	6,082,777	6,212,929

The operations of Sono have been included in the Company’s consolidated statement of operations since the date of the acquisition on June 29, 2016. The total revenue included for the period is $560,736.
NOTE 6 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2016 and 2015 consisted of the following:
	Estimated Useful Life	2016	2015
Improvements	15-30 years	$202,285	$199,035
Machinery and equipment	7 years	6,004,156	5,274,277
Furniture and fixtures	7 years	883,250	612,944
		7,089,691	6,086,256
Less, accumulated depreciation		4,819,828	4,241,256
		$2,269,863	$1,845,000

Depreciation expense totaled $578,572 and $537,890 for the years ended October 31, 2016 and 2015, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 7 - LINE OF CREDIT:

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at October 31, 2016 and 2015.

As of October 31, 2016 and 2015, the outstanding balance under the bank line of credit was $5,121,375 and $4,317,121, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility terminates on February 28, 2017.  The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower.  The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate  (currently 3.5%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations. As of October 31, 2016 and 2015, the outstanding balance under the New Loan Facility was $1,837,000.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 8 - INCOME TAXES:

The Company’s provision (benefit) for income taxes in 2016 and 2015 consisted of the following:

	2016	2015

Current
Federal	$219,562	$(73,407)
State and local	155,083	36,610
	374,645	(36,797)

Deferred
Federal	941,150	(657,500)
State and local	50,125	(69,350)
	991,275	(726,850)
Income tax (benefit) expense	$1,365,920	$(763,647)

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2016	2015
Tax at the federal statutory rate of 34%	$1,263,427	$(711,680)
Other permanent differences	(32,944)	(30,359)
State and local tax, net of federal benefit	135,437	(21,608)

Provision for income taxes	$1,365,920	$(763,647)

Effective income tax rate	37%	(37%)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 8 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2016 and 2015 are as follows:

	2016	2015
Current deferred tax assets:
Accounts receivable	$67,034	$53,605
Net operating loss		714,150
Unrealized loss		180,112
Inventory	64,384	49,853

Total current deferred tax asset	$131,418	$997,720

Non-current deferred tax assets:
Deferred rent	107,635	82,666
Deferred compensation	227,947	179,614

Total non-current deferred tax asset	$335,582	$262,280

Total deferred tax asset	$467,000	$1,260,000

Current deferred tax liability:
Unrealized gain	$49,873	$

Non-current deferred tax liability:
Fixed assets	$503,052	354,650

Total deferred tax liabilities	$552,925	$354,650

A valuation allowance was not provided at October 31, 2016 or 2015. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2016 and 2015, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2016 and 2015, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 8 - INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, Texas, Rhode Island, South Carolina, Virginia and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2013. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2010. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024. Rent charged to operations amounted to $95,504 for the years ended October 31, 2016 and 2015.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY. This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases. Rent charged to operations amounted to $143,171 and $146,423 for the years ended October 31, 2016 and 2015. The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA.  This lease, which is at a monthly rental beginning April 1, 2015, expires on March 31, 2017.  Rent charged to operations amounted to $37,745 and $36,721 for the years ended October 31, 2016 and 2015, respectively.

In December 2016, the Company entered into a lease for office and warehouse space in Burlington WA. This lease which is at a monthly rental beginning December 1, 2016, expires on December 31, 2017.

The aggregate minimum future lease payments as of October 31, 2016 for each of the next five years and thereafter are as follows:

October 31,

2017	$300,123
2018	260,683
2019	262,413
2020	271,051
2021	279,051
Thereafter	610,416

$1,983,737

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 9 - COMMITMENTS AND CONTINGENCIES (cont’d):

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $67,083 and $67,166 for the years ended October 31, 2016 and 2015, respectively.

NOTE 10 - ECONOMIC DEPENDENCY:
Approximately 29% of the Company’s sales were derived from one customer during the year ended October 31, 2016. This customer also accounted for approximately $3,661,000 or 27% of the Company’s accounts receivable balance at October 31, 2015. Approximately 54% of the Company’s sales were derived from one customer during the year ended October 31, 2015. This customer also accounted for approximately $4,113,000 or 38% of the Company’s accounts receivable balance at October 31, 2015. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2016, approximately 43% of the Company’s purchases were from four vendors. These vendors accounted for approximately $609,000 of the Company’s accounts payable at October 31, 2016. For the year ended October 31, 2015, approximately 64% of the Company’s purchases were from five vendors. These vendors accounted for approximately $2,664,000 of the Company’s accounts payable at October 31, 2015. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2016 and 2015 of $459,345 and $422,039, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $8,475,000 and $22,143,000 for the years ended October 31, 2016 and 2015, respectively. The corresponding accounts payable balance to this vendor was approximately $237,000 and $586,000 at October 31, 2016 and 2015, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation payable represents the liability due to an officer of the Company. The deferred compensation liability at October 31, 2016 and 2015 was $489,668 and $482,499, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2016 and 2015, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2016 AND 2015

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.
Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 337,269 shares for $1,754,878 during the year ended October 31, 2016 and 53,687 shares for $226,850 during the year ended October 31, 2015.

b.
Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 337,269 shares during the year ended October 31, 2016 for $1,754,878. Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015.
NOTE 13 - FAIR VALUE MEASUREMENTS:
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
OCTOBER 31, 2016 AND 2015

NOTE 13 - FAIR VALUE MEASUREMENTS (cont’d):

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

		Fair Value Measurements as of October 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market	489,826	489,826	–	–
Commodities-Futures	218,475		218,475
Total Assets	$708,301	$489,826	218,475	–

Liabilities:
Commodities – Options	(83,753)		(83,753)
Total Liabilities	$(83,753)	–	$(83,753)	–

		Fair Value Measurements as of October 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market	482,499	482,499	–	–
Total Assets	$482,499	$482,499	–	–

Liabilities:
Commodities – Options	(134,613)		(134,613)
Commodities – Futures	(349,222)	–	(349,222)	–
Total Liabilities	$(483,835)	–	$(483,835)	–

NOTE 14 - SUBSEQUENT EVENT:
The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.