Form 10-Q
period 2017-01-31
COFFEE HOLDING CO INC
filed 2017-03-17
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [X] No [  ].

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

5,863,302 shares of common stock, par value $0.001 per share, are outstanding at March 4, 2017.

 PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2017 AND OCTOBER 31, 2016

	January 31, 2017	October 31, 2016
	(Unaudited)

- ASSETS -
CURRENT ASSETS:
Cash	$2,836,101	$3,227,981
Accounts receivable, net of allowances of $144,000 for 2017 and 2016	11,202,600	13,517,892
Inventories	14,483,524	14,276,290
Prepaid green coffee	506,983	435,577
Prepaid expenses and other current assets	456,116	535,456
Prepaid and refundable income taxes	284,599	481,977
Due from broker	173,671	134,722
Deferred income tax asset	116,731	81,545
TOTAL CURRENT ASSETS	30,060,325	32,691,440

Machinery and equipment, at cost, net of accumulated depreciation of $4,996,541 and $4,819,828 for 2017 and 2016, respectively	2,348,274	2,269,863
Customer list and relationships, net of accumulated amortization of $53,625 and $50,250 for the periods ended January 31, 2017 and 2016, respectively	216,375	219,750
Trademarks	180,000	180,000
Goodwill	1,017,905	1,017,905
Equity method investments	96,917	95,598
Deposits and other assets	554,133	549,337
TOTAL ASSETS	$34,473,929	$37,023,893

- LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,302,535	$4,062,573
Line of credit	4,758,475	6,958,375
Income taxes payable	2,272	1,050
TOTAL CURRENT LIABILITIES	8,063,282	11,021,998

Deferred income tax liabilities	166,731	167,470
Deferred rent payable	233,508	231,216
Deferred compensation payable	499,563	489,668
TOTAL LIABILITIES	8,963,084	11,910,352
Redeemable common stock:
Common stock subject to possible redemption, at $200,004; 38,364 shares issued and outstanding at redemption value as of January 31, 2017 and October 31, 2016	200,004	200,004
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,824,938 shares outstanding as of January 31 2017 and October 31, 2016	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	12,254,010	11,878,228
Less: Treasury stock, 631,378 common shares, at cost as of January 31, 2017 and October 31, 2016	(3,249,590)	(3,249,590)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,914,985	24,539,203
Noncontrolling interest	395,856	374,334
TOTAL EQUITY	25,310,841	24,913,537
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$34,473,929	$37,023,893

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Unaudited)

	January 31, 2017	January 31, 2016
NET SALES	$19,632,367	$22,805,397

COST OF SALES (which include purchases of approximately $.8 million and $3.5 million for the three months ended January 31, 2017 and 2016, respectively, from a related party)	16,500,776	20,154,348

GROSS PROFIT	3,131,591	2,651,049

OPERATING EXPENSES:
Selling and administrative	2,350,591	1,676,960
Officers’ salaries	168,590	163,850
TOTAL	2,519,181	1,840,810

INCOME FROM OPERATIONS	612,410	810,239

OTHER INCOME (EXPENSE):
Interest income	12,431	10,012
Gain (Loss) from equity method investments	1,319	(456)
Interest expense	(57,742)	(39,803)
TOTAL	(43,992)	(30,247)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	568,418	779,992

Provision for income taxes	171,113	302,564

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	397,305	477,428
Less: net income attributable to the non-controlling interest in subsidiary	(21,523)	(37,859)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$375,782	$439,569

Basic and diluted earnings per share	$0.06	$0.07

Weighted average common shares outstanding:
Basic and diluted	5,863,302	6,162,207

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Unaudited)

	January 31, 2017	January 31, 2016
OPERATING ACTIVITIES:
Net income	$397,305	$477,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,090	135,402
Unrealized (gain) loss on commodities	(38,949)	(1,551)
(Gain) loss on equity method investments	(1,319)	457
Deferred rent	2,292	2,290
Deferred income taxes	(35,925)	634,850
Changes in operating assets and liabilities:
Accounts receivable	2,315,292	(302,810)
Inventories	(207,234)	1,982,683
Prepaid expenses and other current assets	79,340	10,940
Prepaid green coffee	(71,406)	46,872
Prepaid and refundable income taxes	197,378	257,850
Refund receivable		(613,438)
Accounts payable and accrued expenses	(760,039)	1,157,215
Deposits and other assets	5,099
Income taxes payable	1,222	250
Net cash provided by operating activities	2,063,146	3,788,438

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(255,126)	(214,930)
Net cash used in investing activities	(255,126)	(214,930)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,000,100	600,000
Payment of dividend	-	(100,000)
Principal payments under bank line of credit	(3,200,000)	(2,000,000)
Net cash used in financing activities	(2,199,900)	(1,500,000)

NET (DECREASE) INCREASE IN CASH	(391,880)	2,073,508

CASH, BEGINNING OF PERIOD	3,227,981	3,853,816

CASH, END OF PERIOD	$2,836,101	$5,927,324

	January 31, 2017	January 31, 2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$61,823	$72,463
Income taxes paid	$3,846	$23,052

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

NOTE 2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 27, 2017 for the fiscal year ended October 31, 2016 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2017, and results of operations for the three months ended January 31, 2017 and the cash flows for the three months ended January 31, 2017 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three months ended January 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”) and Sonofresco, LLC (“SONO”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.

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

JANUARY 31, 2017 AND 2016

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 4 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $12,431 and $10,012 for the three months ended January 31, 2017 and 2016, respectively. The prepaid coffee balance was $506,983 at January 31, 2017 and $435,577 at October 31, 2016.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	January 31, 2017	October 31, 2016
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 6 - INVENTORIES:

Inventories at January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Packed coffee	$2,193,257	$1,804,633
Green coffee	11,020,336	11,434,024
Roasters and parts	215,009	210,007
Packaging supplies	1,054,922	827,626
Totals	$14,483,524	$14,276,290

NOTE 7 - COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales.The commodities held at broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2017	October 31, 2016

Option Contracts	$34,711	$(83,753)
Future Contracts	138,960	218,475
Total Commodities	$173,671	$134,722

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2017, the Company held 39 futures contracts (generally with terms of three to four months) for the purchase of 1,462,500 pounds of green coffee at a weighted average price of $1.44 per pound. The fair market value of coffee applicable to such contracts was $1.49 per pound at that date. At January 31, 2017, the Company did not have any options.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 7 - COMMODITIES HELD BY BROKER (cont’d):

	Three Months Ended January 31,
	2017	2016
Gross realized gains	$405,259	$120,599
Gross realized losses	(460,018)	(532,372)
Unrealized gain	38,948	1,551
Total	$(15,811)	$(410,222)

NOTE 8 - LINE OF CREDIT:

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with its lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which the Company had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, the Company amended the Financing Agreement to create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event. The line has been extended until March 31, 2017. The Company is currently negotiating the terms of a new facility with Sterling and the Company expects to enter into a new facility on or before March 31, 2017 or extend the line further until the terms of the new facility have been finalized.

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that the Company maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at January 31, 2017 and October 31, 2016.

As of January 31, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $2,921,475 and $5,121,375, respectively.

Also on March 10, 2015, the Company, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility was set to expire on February 28, 2017 but has been extended until March 31, 2017. The Company is currently negotiating the terms of a new facility with Sterling and the Company expects to enter into a new facility on or before March 31, 2017 or extend the line further until the terms of the new facility have been finalized. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.5%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations. As of January 31, 2017 and October 31, 2016, the outstanding balance under the New Loan Facility was $1,837,000.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of January 31, 2017 and October 31, 2016, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2017 and October 31, 2016, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,863,302 and 6,162,207 for the three months ended January 31, 2017 and 2016, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 28% of the Company’s sales were derived from four customers during the three months ended January 31, 2017. These customers also accounted for approximately $3,744,000 of the Company’s accounts receivable balance at January 31, 2017. Approximately 38% of the Company’s sales were derived from one customer during the three months ended January 31, 2016. This customer also accounted for approximately $3,942,000 of the Company’s accounts receivable balance at January 31, 2016. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2017, approximately 22% of the Company’s purchases were from four vendors. These vendors accounted for approximately $518,000 of the Company’s accounts payable at January 31, 2017. For the three months ended January 31, 2016, approximately 52% of the Company’s purchases were from four vendors. These vendors accounted for approximately $3,348,000 of the Company’s accounts payable at January 31, 2016. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2017 and 2016 of $111,062 and $75,018, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $835,000 and $3,533,000 for the three months ended January 31, 2017 and 2016, respectively. The corresponding accounts payable balance to this vendor was approximately $0 and $1,110,000 at January 31, 2017 and 2016, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at January 31, 2017 and October 31, 2016 were $499,563 and $489,668, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2017. The Company purchased 337,269 shares for $1,754,878 during the year ended October 31, 2016.

b.	Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 337,269 shares during the year ended October 31, 2016 for $1,754,878. Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015.

NOTE 15 - SUBSEQUENT EVENTS:

On February 24, 2017, the Company acquired 100% of the capital stock of Comfort Foods, Inc. (“Comfort Foods”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. The Company paid $2.3 million in cash for 100% of the capital stock of Comfort Foods.

The initial accounting for the business combination is not yet complete, and the Company is still performing procedures to determine the appropriate accounting. As such, the Company is unable to make the following disclosures, (i) pro forma data, (ii) purchase price allocation, (iii) expenses of the acquisition, and (iv) revenue and earnings of the acquiree since the acquisition date.

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

Our operations have primarily focused on the following areas of the coffee industry:

●	the sale of wholesale specialty green coffee;

●	the roasting, blending, packaging and sale of private label coffee;

●	the roasting, blending, packaging and sale of our eight proprietary brands of coffee; and

●	sales of our tabletop coffee roasting equipment.

Our operating results are affected by a number of factors including:

●	the level of marketing and pricing competition from existing or new competitors in the coffee industry;

●	our ability to retain existing customers and attract new customers;

●	our hedging policy;

●	fluctuations in purchase prices and supply of green coffee and in the selling prices of our products; and

●	our ability to manage inventory and fulfillment operations and maintain gross margins.

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly-owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, the Company acquired 100% of the capital stock of Comfort Foods, Inc. (“Comfort Foods”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. The Company paid $2.3 million in cash for 100% of the capital stock of Comfort Foods. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $112,000 for the quarter ended January 31, 2017. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $145,000 for the quarter ended January 31, 2017.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2017 of $116,731 may require a valuation allowance if we do not generate taxable income.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO and SONO, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO and SONO. At January 31, 2017 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2017
Customer list and relationships, net	$216,375
Trademarks	180,000
Goodwill	1,017,905

$1,414,280

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

Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

Net Sales. Net sales totaled $19,632,367 for the three months ended January 31, 2017, a decrease of $3,173,030, or 13.9%, from $22,805,397 for the three months ended January 31, 2016. The decrease in net sales reflects our reduced wholesale transactions with our largest wholesale green coffee customer of approximately $7,645,000 which was partially offset by a gain of approximately $4.4 million in sales of both branded and private label coffee to both new and existing customers.

Cost of Sales. Cost of sales for the three months ended January 31, 2017 was $16,500,776, or 84.1% of net sales, as compared to $20,154,348, or 88.4% of net sales, for the three months January 31, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects lower commodity prices during the quarter and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the three months ended January 31, 2017 was $3,131,591, an increase of $480,542 from $2,651,049 for the three months ended January 31, 2016. Gross profit as a percentage of net sales increased to 16% for the three months ended January 31, 2017 from 11.6% for the three months ended January 31, 2016. The increase in gross profits was due to improved margins on our wholesale and roasted business.

Operating Expenses. Total operating expenses increased by $678,371 to $2,519,181 for the three months ended January 31, 2017 from $1,840,810 for the three months ended January 31, 2016. The quarter ended January 31, 2017 included approximately $245,000 of selling and administrative expenses from our subsidiary “SONO”, which was not in the January 31, 2016 numbers. Also, we incurred increases in shipping expenses of $190,056, salary expense of $69,534, commission expense of $20,984, medical insurance expense of $30,423, depreciation expense of $22,439, professional fees of $61,301 and bank charges of $8,945. These increases are all the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the three months ended January 31, 2017 was $43,992, an increase of $13,745 from $30,247 for the three months ended January 31, 2016. The increase in other expense was attributable to an increase in interest expense of $17,939, partially offset by increases in interest income of $2,419 and $1,775 in our gain from our equity investments, during the three months ended January 31, 2017.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2017 totaled $171,113 compared to $302,564 for the three months ended January 31, 2016. The change was attributable to the difference in the gain for the quarter ended January 31, 2017 versus the gain in the quarter ended January 31, 2016.

Net Income. We had net income of $375,782 or $0.06 per share basic and diluted, for the three months ended January 31, 2017 compared to net income of $439,569, or $0.07 per share basic and diluted for the three months ended January 31, 2016. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2017, we had working capital of $21,997,043, which represented a $327,601 increase from our working capital of $21,669,442 as of October 31, 2016, and total stockholders’ equity of $24,914,985 which increased by $375,782 from our total stockholders’ equity of $24,539,203 as of October 31, 2016. Our working capital increased primarily due to increases of $207,234 in inventories, $71,406 in prepaid green coffee, $38,949 in due from broker, $35,186 in deferred tax asset and decreases of $760,039 in accounts payable and accrued expenses and $2,199,900 in our line of credit, which were partially offset by decreases of $391,880 in cash, $2,315,292 in accounts receivable, $79,340 in prepaid expenses and other current assets, $197,378 in prepaid income taxes. As of January 31, 2017, the outstanding balance on our line of credit was $4,758,475 compared to $6,958,375 as of October 31, 2016. Total stockholders’ equity increased due to our net income.

On March 10, 2015, we entered into a loan modification agreement (the “Modification Agreement”) with our lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Financing Agreement”). Prior to the Modification Agreement, the Financing Agreement, as amended, provided for a credit facility in which we had a revolving line of credit for a maximum of $7,000,000 (the “Loan Facility”). On February 3, 2011, we amended the Financing Agreement to create a create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Financing Agreement was modified to, among other things, (i) extend the term of the Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require us to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event. The line has been extended until March 31, 2017. We are currently negotiating the terms of a new facility with Sterling and we expect to enter into a new facility on or before March 31, 2017 or extend the line further until the terms of the new facility have been finalized.

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

The Loan Facility contains covenants that place annual restrictions on our operations, including covenants related to debt restrictions, capital expenditures, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, and restrictive transactions. The Loan Facility also requires that we maintain a minimum working capital at all times. The Company was in compliance with all required financial covenants at January 31, 2017 and October 31, 2016.

As of January 31, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $2,921,475 and $5,121,375, respectively.

Also on March 10, 2015, we, as guarantor, and OPTCO (the “Borrower”), as borrower, entered into a new loan facility agreement with Sterling. The new loan facility is a revolving line of credit for a maximum of $3,000,000 (the “New Loan Facility”). The New Loan Facility was set to expire on February 28, 2017 but has been extended until March 31, 2017. We are currently negotiating the terms of a new facility with Sterling and we expect to enter into a new facility on or before March 31, 2017 or extend the line further until the terms of the new facility have been finalized. The Borrower is able to draw on the New Loan Facility at an amount up to 85% of eligible accounts receivable, not to exceed 25% of all accounts of the Borrower. The New Loan Facility is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate per annum equal to the Wall Street Journal Prime Rate (currently 3.5%). The New Loan Facility is secured by all tangible and intangible assets of the Company. In connection with the New Loan Facility, the Company entered into a security agreement with Sterling and provided Sterling with a guarantee of the Borrower’s obligations.

As of January 31, 2017 and October 31, 2016, the outstanding balance under the New Loan Facility was $1,837,000.

For the three months ended January 31, 2017, our operating activities provided net cash of $2,063,146 as compared to the three months ended January 31, 2016 when operating activities provided net cash of $3,788,438. The decreased cash flow from operations for the three months ended January 31, 2017 was primarily due to our net income of $397,305, $670,775 of deferred income taxes, $1,982,683 of inventories and $760,039 of accounts payable and accrued expenses.

For the three months ended January 31, 2017, our investing activities used net cash of $255,126 as compared to the three months ended January 31, 2016 when net cash used by investing activities was $214,930. The increase in our uses of cash in investing activities was due to our increased outlays for equipment during quarter ended January 31, 2017.

For the three months ended January 31, 2017, our financing activities used net cash of $2,199,900 compared to net cash used in financing activities of $1,500,000 for the three months ended January 31, 2016. The change in cash flow from financing activities for the three months ended January 31, 2017 was due to our increased principal payments on our line of credit of $799,900.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through January 31, 2018 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of January 31, 2017, our debt consisted of $4,758,475 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.5%). This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC on January 27, 2017. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

At January 31, 2017, the Company held 39 futures contracts (generally with terms of three to four months) for the purchase of 1,462,500 pounds of green coffee at a weighted average price of $1.44 per pound. The fair market value of coffee applicable to such contracts was $1.49 per pound at that date. At January 31, 2017, the Company did not have any options.

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

There were no material changes during the quarter ended January 31, 2017 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC on January 27, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 17, 2017.

Coffee Holding Co., Inc.

Date: March 17, 2017	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer