Form 10-Q
period 2017-04-30
COFFEE HOLDING CO INC
filed 2017-06-13
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,859,918 shares of common stock, par value $0.001 per share, are outstanding at June 12, 2017.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2017 AND OCTOBER 31, 2016

	April 30, 2017	October 31, 2016
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,466,636	$3,227,981
Accounts receivable, net of allowances of $144,000 for 2017 and 2016	11,077,854	13,517,892
Inventories	15,800,255	14,276,290
Prepaid green coffee	389,821	435,577
Prepaid expenses and other current assets	473,833	535,456
Prepaid and refundable income taxes	118,821	481,977
Due from broker	-	134,722
Deferred income tax asset	463,223	81,545
TOTAL CURRENT ASSETS	31,790,443	32,691,440

Machinery and equipment, at cost, net of accumulated depreciation of $5,184,520 and $4,819,828 for 2017 and 2016, respectively	2,519,914	2,269,863
Customer list and relationships, net of accumulated amortization of $57,000 and $50,250 for the periods ended April 30, 2017 and 2016, respectively	383,000	219,750
Trademarks	180,000	180,000
Goodwill	2,377,407	1,017,905
Equity method investments	95,850	95,598
Deposits and other assets	582,932	549,337
TOTAL ASSETS	$37,929,546	$37,023,893

- LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,390,835	$4,062,573
Line of credit	7,393,575	6,958,375
Due to broker	600,609	-
Income taxes payable	26,561	1,050
TOTAL CURRENT LIABILITIES	11,411,580	11,021,998

Deferred income tax liabilities	209,071	167,470
Deferred rent payable	235,798	231,216
Deferred compensation payable	500,868	489,668
TOTAL LIABILITIES	12,357,317	11,910,352
Redeemable common stock:
Common stock subject to possible redemption, at $200,004; 38,364 shares issued and outstanding at redemption value as of April 30, 2017 and October 31, 2016	200,004	200,004
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,821,554 and 5,824,938 shares outstanding as of April 30 2017 and October 31, 2016, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	12,255,747	11,878,228
Less: Treasury stock, 634,762 and 631,378 common shares, at cost as of April 30, 2017 and October 31, 2016, respectively	(3,265,419)	(3,249,590)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,900,893	24,539,203
Noncontrolling interest	471,332	374,334
TOTAL EQUITY	25,372,225	24,913,537
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$37,929,546	$37,023,893

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2017	2016	2017	2016
NET SALES	$37,419,469	$44,212,334	$17,787,103	$21,406,939

COST OF SALES (including $2.2 and $5.6 million of related party costs for the six months ended April 30, 2017 and 2016, respectively. Including $1.4 and $2.0 million for the three months ended April 30, 2017 and 2016, respectively.)	31,645,614	38,251,840	15,144,534	18,097,486

GROSS PROFIT (LOSS)	5,773,855	5,960,494	2,642,569	3,309,453

OPERATING EXPENSES:
Selling and administrative	4,715,679	3,466,440	2,365,395	1,789,489
Officers’ salaries	347,840	327,700	179,250	163,850
TOTAL	5,063,519	3,794,140	2,544,645	1,953,339

INCOME (LOSS) FROM OPERATIONS	710,336	2,166,354	97,924	1,356,114

OTHER INCOME (EXPENSE)
Interest income	23,389	21,000	10,958	10,988
Gain (loss) from equity method investment	252	(244)	(1,067)	212
Interest expense	(124,239)	(73,473)	(66,495)	(33,670)
TOTAL	(100,598)	(52,717)	(56,604)	(22,470)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	609,738	2,113,637	41,320	1,333,644

Provision (benefit) for income taxes	135,220	787,920	(35,893)	485,356

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	474,518	1,325,717	77,213	848,288
Less: Net (income) attributable to the non-controlling interest	(96,999)	(55,347)	(75,476)	(17,487)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$377,519	$1,270,370	$1,737	$830,801

Basic and diluted earnings (loss) per share	$.06	$.21	$.00	$.14

Weighted average common shares outstanding:
Basic and diluted	5,862,722	6,148,039	5,862,123	6,133,557

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2017 AND 2016
(Unaudited)

	2017	2016
OPERATING ACTIVITIES:
Net income	$474,518	$1,325,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,962	278,987
Unrealized (gain) loss on commodities	735,331	(689,088)
(Gain) loss on equity method investments	(252)	244
Deferred rent	4,582	4,581
Deferred income taxes	(340,077)	872,750
Changes in operating assets and liabilities:
Accounts receivable	3,024,956	(349,772)
Inventories	(407,059)	1,529,369
Prepaid expenses and other current assets	94,304	(17,193)
Prepaid green coffee	45,756	276,013
Prepaid and refundable income taxes	363,156	502,850
Accounts payable and accrued expenses	(1,298,619)	(749,970)
Deposits and other assets	4,156	15,833
Income taxes payable	25,511	500
Net cash provided by operating activities	3,099,225	3,000,821

INVESTING ACTIVITIES:
Cash paid for investment in subsidiary, net of cash acquired	(2,893,275)	-
Purchases of machinery and equipment	(386,666)	(270,221)
Net cash used in investing activities	(3,279,941)	(270,221)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,900,200	600,000
Payment of dividend	-	(100,000)
Purchase of treasury stock	(15,829)	(386,319)
Principal payments under bank line of credit	(3,465,000)	(3,500,000)
Net cash provided by (used in) financing activities	419,371	(3,386,319)

NET (DECREASE) INCREASE IN CASH	238,655	(655,719)

CASH, BEGINNING OF PERIOD	3,227,981	3,853,816

CASH, END OF PERIOD	$3,466,636	$3,198,097
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$121,000	$81,276
Income taxes paid	$74,826	$25,008

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On February 23, 2017 Coffee Holding Co., Inc. acquired the assets of Comfort Foods, Inc.:

Accounts receivable		$584,918
Inventory		1,116,906
Equipment		229,597
Prepaid expenses		32,681
Customer lists		170,000
Goodwill		1,359,502
Other asset		26,551

Less: liabilities		626,880

Net cash paid		$2,893,275

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2017, and results of operations for the three and six months ended April 30, 2017 and the cash flows for the six months ended April 30, 2017 as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three and six months ended April 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc (“CFI”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

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
APRIL 30, 2017 AND 2016
(Unaudited)

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

NOTE 4 - PURCHASE OF BUSINESS:

Pursuant to the terms of a Stock Purchase Agreement dated February 23, 2017, by and among the Company, Comfort Foods, Inc., a Massachusetts corporation (“CFI”), Stephen J. Beattie (the “Trustee”), as trustee of the Stephen J. Beattie Revocable Trust of 2013 (the “Trust”) and Victor Janovich (together, with the Trustee on behalf of the Trust, the “Sellers”), the Company, acquired all of the outstanding capital stock of CFI. The transaction was accounted for as a business combination and was not a significant acquisition for the Company. The purpose of the transaction was to expand the Company's presence in the northeast. The Company purchased the shares of capital stock for a purchase price of $2,300,000 in cash, subject to the holdback of $25,000 for a six month period following the consummation of the transaction to secure the Sellers’ indemnification obligations. In addition, immediately following consummation of the transaction, the Company also paid all of the existing bank debt of CFI, totaling approximately $605,173. The initial accounting for the business combination is not yet complete, and the Company is still performing procedures to determine the appropriate accounting.

As part of the transaction, the employees of CFI remained employees of CFI, with the exception of Stephen Beattie, CFI’s then Chief Executive Officer. Mr. Beattie entered into an advisory agreement (the “Advisory Agreement”) with CFI, dated as of February 23, 2017, pursuant to which Mr. Beattie agreed to provide services to CFI on an independent contractor basis, to ensure continuity of the business and its operations in Massachusetts. The initial term of the Advisory Agreement commenced on April 1, 2017 and expires on December 31, 2017, unless terminated earlier in accordance with the terms and conditions of the Advisory Agreement. The Advisory Agreement may be renewed by mutual agreement of the parties for additional one year terms upon the expiration of the first term or any renewal term. Pursuant to the terms of the Advisory Agreement, Mr. Beattie is entitled to cash compensation of $5,000 per month.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

The following table summarizes the assets purchased and liabilities assumed:

Assets acquired:
Cash	$11,898
Accounts receivable	584,918
Inventory	1,116,906
Prepaid expenses	32,681
Equipment	229,597
Customer List	170,000
Goodwill	1,359,502
Security deposit	26,551
Less: liabilities assumed	(626,880)
Net assets acquired:	$2,905,173
Purchase of assets funded by:
Cash paid	$2,905,173

The operations of CFI have been included in the Company's consolidated statement of operations since the date of the acquisition on February 23, 2017. The total revenue included for the period is $732,660.

NOTE 5 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $23,389 and $21,000 for the six months ended April 30, 2017 and 2016, respectively. The prepaid coffee balance was $389,821 at April 30, 2017 and $435,577 at October 31, 2016.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	April 30, 2017	October 31, 2016
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 7 - INVENTORIES:

Inventories at April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Packed coffee	$2,892,963	$1,804,633
Green coffee	11,124,172	11,434,024
Roasters and parts	204,036	210,007
Packaging supplies	1,579,084	827,626
Totals	$15,800,255	$14,276,290

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2017	October 31, 2016

Option Contracts	$(178,650)	$(83,753)
Future Contracts	(421,959)	218,475
Total Commodities	$(600,609)	$134,722

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2017, the Company held 75 futures contracts (generally with terms of three to four months) for the purchase of 2,812,500 pounds of green coffee at a weighted average price of $1.43 per pound. The fair market value of coffee applicable to such contracts was $1.33 per pound at that date. 2017, the Company held 20 option contracts for the purchase of 750,000 pounds of green coffee. The fair market value of these options was $26,700 at April 30, 2017.

At October 31, 2016, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound. The fair market value of coffee applicable to such contracts was $1.64 per pound at that date. At October 31, 2016, the Company did not have any options.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2017	2016
Gross realized gains	$322,389	$445,314
Gross realized losses	(40,883)	(368,745)
Unrealized (loss) gain	(774,280)	687,536
Total	$(492,774)	$764,105

	Six Months Ended April 30,
	2017	2016
Gross realized gains	$727,648	$565,912
Gross realized losses	(500,901)	(901,128)
Unrealized (loss) gain	(735,331)	689,088
Total	$(508,584)	$353,872

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

NOTE 9 - LINE OF CREDIT:

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with its lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Original Financing Agreement”). Prior to the Modification Agreement, the Original Financing Agreement, as amended, provided for a credit facility in which the Company had a revolving line of credit for a maximum of $7,000,000 (the “Company Loan Facility”). On February 3, 2011, the Company amended the Original Financing Agreement to create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Original Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Original Financing Agreement was modified to, among other things, (i) extend the term of the Original Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Company Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event. The line was extended through March 31, 2017 and again through April 30, 2017.

Also on March 10, 2015, the Company, as guarantor, and OPTCO, as borrower, entered into a new loan facility agreement with Sterling. The OPTCO loan facility is a revolving line of credit for a maximum of $3,000,000 (the “OPTCO Financing Agreement”). The OPTCO Financing Agreement was set to expire on February 28, 2017 but was extended through March 31, 2017 and again through April 30, 2017.

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein.

Also on April 25, 2017, SONO and CFT (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the Loan Agreement, as further defined in the Guaranty Agreement.

Each of the Company Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at April 30, 2017 and October 31, 2016.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

Each of the Company Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $5,598,575 and $5,121,375, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of April 30, 2017 and October 31, 2016, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2017 and October 31, 2016, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,862,722 and 5,862,123 for the six and three months ended April 30, 2017, respectively and 6,148,039 and 6,133,557 for the six and three months April 30, 2016, respectively.

NOTE 12 - ECONOMIC DEPENDENCY:

Approximately 26% of the Company’s sales were derived from four customers during the six months ended April 30, 2017. These customers also accounted for approximately $3,909,000 of the Company’s accounts receivable balance at April 30, 2017. Approximately 37% of the Company’s sales were derived from one customer during the six months ended April 30, 2016. This customer also accounted for approximately $5,118,000 of the Company’s accounts receivable balance at April 30, 2016. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(Unaudited)

For the six months ended April 30, 2017, approximately 24% of the Company’s purchases were from four vendors. These vendors accounted for approximately $331,000 of the Company’s accounts payable at April 30, 2017. For the six months ended April 30, 2016, approximately 56% of the Company’s purchases were from four vendors. These vendors accounted for approximately $1,422,000 of the Company’s accounts payable at April 30, 2016. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 24% of the Company’s sales were derived from four customers during the three months ended April 30, 2017. Approximately 37% of the Company’s sales were derived from one customer during the three months ended April 30, 2016.

For the three months ended April 30, 2017, approximately 25% of the Company’s purchases were from four vendors. For the three months ended April 30, 2016, approximately 59% of the Company’s purchases were from four vendors.

NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2017 of $127,988 and $239,050, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $2,200,000 and $1,400,000 for the six and three months ended April 30, 2017, respectively and $5,556,000 and $2,023,000 for the six and three months ended April 30, 2016, respectively. The corresponding accounts payable balance to this vendor was approximately $140,000 and $319,000 at April 30, 2017 and 2016, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2017 and October 31, 2016 were $500,868 and $489,668, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY:

a. Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 3,384 shares for $15,829 during the three months ended April 30, 2017. The Company purchased 337,269 shares for $1,754,878 during the year ended October 31, 2016.

b. Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 shares during the quarter ended April 30, 2017 and the Company purchased 337,269 shares during the year ended October 31, 2016 for $1,754,878. Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015.

NOTE 15 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly-owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company . On February 24, 2017, the Company acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. The Company paid $2.3 million in cash for 100% of the capital stock of CFI. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $111,000 for the quarter ended April 30, 2017. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $157,000 for the quarter ended April 30, 2017.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of April 30, 2017 of $670,346 may require a valuation allowance if we do not generate taxable income.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO and CFI, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO and SONO. At April 30, 2017 our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2017
Customer list and relationships, net	$383,000
Trademarks	180,000
Goodwill	2,377,407

$2,940,407

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

Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

Net Sales. Net sales totaled $17,787,103 for the three months ended April 30, 2017, a decrease of $3,619,836, or 16.9%, from $21,406,939 for the three months ended April 30, 2016. The decrease in net sales reflects our reduced wholesale transactions with our largest wholesale green coffee customer of approximately $7,900,000 which was partially offset by a gain of approximately $4,300,000 in sales of both branded and private label coffee to both new and existing customers.

Cost of Sales. Cost of sales for the three months ended April 30, 2017 was $15,144,534, or 85.1% of net sales, as compared to $18,097,486, or 84.5% of net sales, for the three months April 30, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects lower commodity prices during the quarter and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the three months ended April 30 2017 was $2,642,569, a decrease of $666,884 from $3,309,453 for the three months ended April 30, 2016. Gross profit as a percentage of net sales decreased to 14.9% for the three months ended April 30, 2017 from 15.5% for the three months ended April 30, 2016. Although we experienced improved margins on our wholesale and roasted business during the quarter, the decrease in gross profits was due in part to the purchase price paid for our acquisition of CFI.

Operating Expenses. Total operating expenses increased by $591,306 to $2,544,645 for the three months ended April 30, 2017 from $1,953,339 for the three months ended April 30, 2016. The quarter ended April 30, 2017 included approximately $187,000 of selling and administrative expenses from our subsidiary “SONO” and approximately $248,000 of selling and administrative expenses from our subsidiary “CFI” which were not included in the April 30, 2016 numbers since those transactions occurred in 2017. Also, we incurred increases in shipping expenses of $89,460, salary expense of $42,485 and medical insurance expense of $28,762.  These increases were the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the three months ended April 30, 2017 was $56,604, an increase of $34,134 from $22,470 for the three months ended April 30, 2016. The increase in other expense was attributable to an increase in interest expense of $32,825 and a reduction in our equity method investment of $1,279.

Income Taxes. Our benefit for income taxes for the three months ended April 30, 2017 totaled $35,893 compared to a provision of $485,356 for the three months ended April 30, 2016. The change was attributable to the difference in the gain for the quarter ended April 30, 2017 versus the gain in the quarter ended April 30, 2016.

Net Income. We had net income of $1,737 or $0.00 per share basic and diluted, for the three months ended April 30, 2017 compared to net income of $830,801, or $0.14 per share basic and diluted for the three months ended April 30, 2016. The decrease in net income was due primarily to the reasons described above.

Six Months Ended April 30, 2017 Compared to the Six Months Ended April 30, 2016

Net Sales. Net sales totaled $37,419,469 for the six months ended April 30, 2017, a decrease of $6,792,865, or 15.4%, from $44,212,334 for the six months ended April 30, 2016. The decrease in net sales reflects our reduced wholesale transactions with our largest wholesale green coffee customer of approximately $15,500,000 which was partially offset by a gain of approximately $8.7 million in sales of both branded and private label coffee to both new and existing customers.

Cost of Sales. Cost of sales for the six months ended April 30, 2017 was $31,645,614, or 84.5% of net sales, as compared to $38,251,840, or 86.5% of net sales, for the six months April 30, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects lower commodity prices during the quarter and our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the six months ended April 30 2017 was $5,773,855, a decrease of $186,639 from $5,960,494 for the six months ended April 30, 2016. Gross profit as a percentage of net sales increased to 15.4% for the six months ended April 30, 2017 from 13.5% for the six months ended April 30, 2016.. Although we experienced improved margins on our wholesale and roasted business during the six months ended April 30, 2017, the decrease in gross profits was due in part to the purchase price paid for our acquisition of CFI .

Operating Expenses. Total operating expenses increased by $1,269,379 to $5,063,519 for the six months ended April 30, 2017 from $3,794,140 for the six months ended April 30, 2016. Operating expenses for the six months ended April 30, 2017 included approximately $432,000 of selling and administrative expenses from our subsidiary “SONO” and approximately $248,000 of selling and administrative expenses from our subsidiary “CFI” which were not included in the April 30, 2016 numbers since those transactions occurred in 2017 . Also, we incurred increases in shipping expenses of $279,517, salary expense of $112,018, medical insurance expense of $59,187, depreciation expense of $46,519 and technology expenses of $23,429. These increases were the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the six months ended April 30, 2017 was $100,598, an increase of $47,881 from $52,717 from the six months ended April 30, 2016. The increase in other expense was attributable to an increase in interest expense of $50,766, partially offset by an increase in our equity method investment of $496 and an increase in interest income of $2,389.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2017 totaled $135,220 compared to a provision of $787,920 for the six months ended April 30, 2016. The change was attributable to the difference in the gain for the six months ended April 30, 2017 versus the gain in the six months ended April 30, 2016.

Net Income. We had net income of $377,519 or $0.06 per share basic and diluted, for the six months ended April 30, 2017 compared to net income of $1,270,370, or $0.21 per share basic and diluted for the six months ended April 30, 2016. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2017, we had working capital of $20,378,843, which represented a $1,290,579 decrease from our working capital of $21,669,442 as of October 31, 2016, and total stockholders’ equity of $25,100,897 which increased by $561,694 from our total stockholders’ equity of $24,539,203 as of October 31, 2016. Our working capital decreased primarily due to decreases of $2,440,038 in accounts receivable, $45,756 in prepaid green coffee, $61,623 in prepaid expenses and other current assets, $363,156 in prepaid and refundable income taxes, increases of $435,200 in our line of credit, $735,331 in due to broker and $25,511 in income taxes payable partially offset by increases of $238,655 in cash, $1,523,965 in inventories, $588,801 in deferred tax asset and a decrease of $671,738 in accounts payable and accrued expenses. As of April 30, 2017, the outstanding balance on our line of credit was $7,393,575 compared to $6,958,375 as of October 31, 2016. Total stockholders’ equity increased due to our net income.

On March 10, 2015, the Company entered into a loan modification agreement (the “Modification Agreement”) with its lender Sterling National Bank (“Sterling”) which modified the terms of the financing agreement with Sterling previously entered into on February 17, 2009 (the “Original Financing Agreement”). Prior to the Modification Agreement, the Original Financing Agreement, as amended, provided for a credit facility in which the Company had a revolving line of credit for a maximum of $7,000,000 (the “Company Loan Facility”). On February 3, 2011, the Company amended the Original Financing Agreement to create a sublimit within the revolving line of credit in the form of a $300,000 term loan for the benefit of GCC. The Original Financing Agreement was set to expire on March 31, 2015. Pursuant to the Modification Agreement, the Original Financing Agreement was modified to, among other things, (i) extend the term of the Original Financing Agreement until February 28, 2017; (ii) increase the maximum amount of the Company Loan Facility from $7,000,000 to $9,000,000; (iii) reduce the interest rate on the average unpaid balance of the line of credit from an interest rate equal to a per annum reference rate of 3.75% to an interest rate per annum equal to the Wall Street Journal Prime Rate; and (iv) require the Company to pay, upon the occurrence of certain termination events, a prepayment premium of 0.50% of the maximum amount of the credit facility in effect as of the date of the termination event. The line was extended through March 31, 2017 and again through April 30, 2017.

Also on March 10, 2015, the Company, as guarantor, and OPTCO, as borrower, entered into a new loan facility agreement with Sterling. The OPTCO loan facility is a revolving line of credit for a maximum of $3,000,000 (the “OPTCO Financing Agreement”). The OPTCO Financing Agreement was set to expire on February 28, 2017 but was extended through March 31, 2017 and again through April 30, 2017.

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein.

Also on April 25, 2017, SONO and CFT (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the Loan Agreement, as further defined in the Guaranty Agreement.

Each of the Company Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at April 30, 2017 and October 31, 2016.

Each of the Company Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $5,598,575 and $5,121,375, respectively.

For the six months ended April 30, 2017, our operating activities provided net cash of $3,099,225 as compared to the six months ended April 30, 2016 when operating activities provided net cash of $3,000,821. The increased cash flow from operations for the six months ended April 30, 2017 was primarily due to our net income of $474,518,

For the six months ended April 30, 2017, our investing activities used net cash of $3,279,941 as compared to the six months ended April 30, 2016 when net cash used by investing activities was $214,930. The increase in our uses of cash in investing activities was due to our increased outlays for equipment and the purchase of CFI during the six months ended April 30, 2017.

For the six months ended April 30, 2017, our financing activities provided net cash of $419,371 compared to net cash used in financing activities of $3,386,319 for the six months ended April, 2016. The change in cash flow from financing activities for the six months ended April 30, 2017 was due to our increased net principal advances on our line of credit of $3,335,200.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through April 30, 2018 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of April 30, 2017, our debt consisted of $7,393,575 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently approximately 4.0%). This loan is secured by all tangible and intangible assets of the Company.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC on January 27, 2017. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

At April 30, 2017, the Company held 75 futures contracts (generally with terms of three to four months) for the purchase of 2,812,500 pounds of green coffee at a weighted average price of $1.43 per pound. The fair market value of coffee applicable to such contracts was $1.33 per pound at that date. At April 30, 2017, the Company held 20 option contracts for the purchase of 750,000 pounds of green coffee. The fair market value of these options was $26,700 at April 30, 2017.

At October 31, 2016, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound. The fair market value of coffee applicable to such contracts was $1.64 per pound at that date. At October 31, 2016, the Company did not have any options.

ITEM 4 - CONTROLS AND PROCEDURES

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

ITEM 1A - RISK FACTORS.

There were no material changes during the quarter ended April 30, 2017 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC on January 27, 2017.

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

None.

ITEM 6 - EXHIBITS.

31.1        Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 13, 2017.

Coffee Holding Co., Inc.

Date: June 13, 2017	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer