Form 10-Q
period 2017-07-31
COFFEE HOLDING CO INC
filed 2017-09-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

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

5,859,918 shares of common stock, par value $0.001 per share, are outstanding at September 12, 2017.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2017 AND OCTOBER 31, 2016

	July 31, 2017	October 31, 2016
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,687,724	$3,227,981
Accounts receivable, net of allowances of $144,000 for 2017 and 2016	10,418,086	13,517,892
Inventories	15,663,719	14,276,290
Prepaid green coffee	280,254	435,577
Prepaid expenses and other current assets	621,877	535,456
Prepaid and refundable income taxes	797,939	481,977
Due from broker	778,556	134,722
Deferred income tax asset	-	81,545
TOTAL CURRENT ASSETS	31,248,155	32,691,440

Machinery and equipment, at cost, net of accumulated depreciation of $5,377,379 and $4,819,828 for 2017 and 2016, respectively	2,526,486	2,269,863
Customer list and relationships, net of accumulated amortization of $64,625 and $50,250 for the periods ended July 31, 2017 and 2016, respectively	375,375	219,750
Trademarks	180,000	180,000
Goodwill	2,377,407	1,017,905
Equity method investments	95,528	95,598
Deposits and other assets	535,750	549,337
TOTAL ASSETS	$37,338,701	$37,023,893

- LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,254,991	$4,062,573
Line of credit	7,406,325	6,958,375
Deferred income tax liabilities	60,785	-
Income taxes payable	-	1,050
TOTAL CURRENT LIABILITIES	10,722,101	11,021,998

Deferred income tax liabilities	203,600	167,470
Deferred rent payable	238,088	231,216
Deferred compensation payable	509,170	489,668
TOTAL LIABILITIES	11,672,959	11,910,352
Redeemable common stock:
Common stock subject to possible redemption, at $200,004; 38,364 shares issued and outstanding at redemption value as of July 31, 2017 and October 31, 2016	200,004	200,004
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,821,554 and 5,824,938 shares outstanding as of July 31 2017 and October 31, 2016, respectively	6,456	6,456
Additional paid-in capital	15,904,109	15,904,109
Retained earnings	12,288,547	11,878,228
Less: Treasury stock, 634,762 and 631,378 common shares, at cost as of July 31, 2017 and October 31, 2016, respectively	(3,265,419)	(3,249,590)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,133,697	24,539,203
Noncontrolling interest	532,045	374,334
TOTAL EQUITY	25,665,742	24,913,537
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$37,338,701	$37,023,893

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
NET SALES	$55,398,538	$61,566,868	$17,979,068	$17,354,533

COST OF SALES (including $4.8 and $7.4 million of related party costs for the nine months ended July 31, 2017 and 2016, respectively. Including $2.6 and $1.9 million for the three months ended July 31, 2017 and 2016, respectively.)	46,469,896	52,455,081	14,903,594	14,203,343

GROSS PROFIT	8,928,642	9,111,787	3,075,474	3,151,190

OPERATING EXPENSES:
Selling and administrative	7,517,062	5,170,915	2,716,393	1,704,373
Officers’ salaries	527,090	491,550	179,250	163,850
TOTAL	8,044,152	5,662,465	2,895,643	1,868,223

INCOME FROM OPERATIONS	884,490	3,449,322	179,831	1,282,967

OTHER INCOME (EXPENSE)
Interest income	29,381	30,889	5,993	9,890
Loss from equity method investment	(71)	(1,049)	(322)	(805)
Interest expense	(192,317)	(116,114)	(68,079)	(42,671)
TOTAL	(163,007)	(86,304)	(62,408)	(33,586)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	721,483	3,363,018	117,423	1,249,381

Provision for income taxes	153,453	1,236,319	23,911	448,399

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	568,030	2,126,699	93,512	800,982
Less: Net income attributable to the non-controlling interest	(157,711)	(100,811)	(60,712)	(45,464)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$410,319	$2,025,888	$32,800	$755,518

Basic and diluted earnings per share	$.07	$.33	$.01	$.12

Weighted average common shares outstanding:
Basic and diluted	5,861,777	6,117,610	5,859,918	6,056,420

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)

	2017	2016
OPERATING ACTIVITIES:
Net income	$568,030	$2,126,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573,447	425,977
Unrealized (gain) on commodities	(643,834)	(591,566)
Loss on equity method investments	70	1,049
Deferred rent	6,872	6,872
Deferred income taxes	178,460	890,750
Changes in operating assets and liabilities:
Accounts receivable	3,684,724	(4,766,640)
Inventories	(270,523)	1,432,701
Prepaid expenses and other current assets	(53,740)	(262,707)
Prepaid green coffee	155,323	58,310
Prepaid and refundable income taxes	(315,962)	931,250
Accounts payable and accrued expenses	(1,434,462)	(1,554,385)
Deposits and other assets	59,640	31,558
Income taxes payable	(1,050)	925
Net cash provided by (used in) operating activities	2,506,995	(1,269,207)

INVESTING ACTIVITIES:
Purchase of business net of cash acquired	(2,893,275)	(856,904)
Purchases of machinery and equipment	(586,098)	(661,591)
Net cash used in investing activities	(3,479,373)	(1,518,495)

FINANCING ACTIVITIES:
Advances under bank line of credit	4,512,950	5,204,254
Payment of dividend	-	(100,000)
Purchase of treasury stock	(15,829)	(839,927)
Principal payments under bank line of credit	(4,065,000)	(3,500,000)
Net cash provided by financing activities	432,121	764,327

NET DECREASE IN CASH	(540,257)	(2,023,375)

CASH, BEGINNING OF PERIOD	3,227,981	3,853,816

CASH, END OF PERIOD	$2,687,724	$1,830,441
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$189,933	$111,060
Income taxes paid	$281,538	$26,582

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2017 AND 2016

(Unaudited)

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

JULY 31, 2017 AND 2016

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2017, and results of operations for the three and nine months ended July 31, 2017 and the cash flows for the nine months ended July 31, 2017 as applicable, have been made.

The results of operations for the three and nine months ended July 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

JULY 31, 2017 AND 2016

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

JULY 31, 2017 AND 2016

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” which addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. These amendments in Part I of this update are effective for annual and interim periods beginning after December 15, 2018, early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied in either of the following ways: (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. (2) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

NOTE 4 - PURCHASE OF BUSINESS:

Pursuant to the terms of a Stock Purchase Agreement dated February 23, 2017, by and among the Company, Comfort Foods, Inc., a Massachusetts corporation (“CFI”), Stephen J. Beattie (the “Trustee”), as trustee of the Stephen J. Beattie Revocable Trust of 2013 (the “Trust”) and Victor Janovich (together, with the Trustee on behalf of the Trust, the “Sellers”), the Company, acquired all of the outstanding capital stock of CFI. The transaction was accounted for as a business combination and was not a significant acquisition for the Company. The purpose of the transaction was to expand the Company’s presence in the northeast. The Company purchased the shares of capital stock for a purchase price of $2,300,000 in cash, subject to the holdback of $25,000 for a six month period following the consummation of the transaction to secure the Sellers’ indemnification obligations. In addition, immediately following consummation of the transaction, the Company also paid all of the existing bank debt of CFI, totaling approximately $605,173.

As part of the transaction, the employees of CFI remained employees of CFI, with the exception of Stephen Beattie, CFI’s then Chief Executive Officer. Mr. Beattie entered into an advisory agreement (the “Advisory Agreement”) with CFI, dated as of February 23, 2017, pursuant to which Mr. Beattie agreed to provide services to CFI on an independent contractor basis, to ensure continuity of the business and its operations in Massachusetts. The initial term of the Advisory Agreement commenced on April 1, 2017 and was set to expire on December 31, 2017, unless terminated earlier in accordance with the terms and conditions of the Advisory Agreement. On September 6, 2017, the Company terminated the Advisory Agreement. Pursuant to the terms of the Advisory Agreement, Mr. Beattie was paid $5,000 per month.

The following table summarizes the assets purchased and liabilities assumed:

Assets acquired:
Cash	$11,898
Accounts receivable	584,918
Inventory	1,116,906
Prepaid expenses	32,681
Equipment	229,597
Customer List	170,000
Goodwill	1,359,502
Security deposit	26,551
Less: liabilities assumed	(626,880)
Net assets acquired:	$2,905,173
Purchase of assets funded by:
Cash paid	$2,905,173

The operations of CFI have been included in the Company’s consolidated statement of operations since the date of the acquisition on February 23, 2017. The total revenue included for the period is $1,783,986.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

(Unaudited)

NOTE 5 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $29,377 and $30,889 for the nine months ended July 31, 2017 and 2016, respectively. The prepaid coffee balance was $280,254 at July 31, 2017 and $435,577 at October 31, 2016.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	July 31, 2017	October 31, 2016
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 7 - INVENTORIES:

Inventories at July 31, 2017 and October 31, 2016 consisted of the following:

	July 31, 2017	October 31, 2016
Packed coffee	$2,255,115	$1,804,633
Green coffee	11,682,840	11,434,024
Roasters and parts	212,007	210,007
Packaging supplies	1,513,757	827,626
Totals	$15,663,719	$14,276,290

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

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

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2017	October 31, 2016

Option Contracts	$227,250	$(83,753)
Future Contracts	551,306	218,475
Total Commodities	$778,556	$134,722

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2017, the Company held 116 futures contracts (generally with terms of three to four months) for the purchase of 4,350,000 pounds of green coffee at a weighted average price of $1.27 per pound. The fair market value of coffee applicable to such contracts was $1.39 per pound at that date. At July 31, 2017, the Company did not have any options.

At October 31, 2016, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound. The fair market value of coffee applicable to such contracts was $1.64 per pound at that date. At October 31, 2016, the Company did not have any options.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2017	2016
Gross realized gains	$323,196	$681,200
Gross realized losses	(1,129,690)	(23,379)
Unrealized (loss) gain	1,379,165	(97,521)
Total	$572,671	$560,300

	Nine Months Ended July 31,
	2017	2016
Gross realized gains	$1,050,844	$1,247,113
Gross realized losses	(1,630,591)	(924,507)
Unrealized (loss) gain	643,834	591,566
Total	$64,087	$914,172

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

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

Each of the Company Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at July 31, 2017 and October 31, 2016.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

(Unaudited)

Each of the Company Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of July 31, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $7,406,325 and $6,958,375, respectively.

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

The Company adopted FASB authoritative guidance for accounting for uncertainty in income taxes. As of July 31, 2017 and October 31, 2016, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2017 and October 31, 2016, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,861,777 and 5,859,918 for the nine and three months ended July 31, 2017, respectively and 6,117,610 and 6,056,420 for the nine and three months July 31, 2016, respectively.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017 AND 2016
(Unaudited)

NOTE 12 - ECONOMIC DEPENDENCY:

Approximately 25% of the Company’s sales were derived from four customers during the nine months ended July 31, 2017. These customers also accounted for approximately $3,193,000 of the Company’s accounts receivable balance at July 31, 2017. Approximately 33% of the Company’s sales were derived from one customer during the nine months ended July 31, 2016. This customer also accounted for approximately $8,588,000 of the Company’s accounts receivable balance at July 31, 2016. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2017, approximately 39% of the Company’s purchases were from eight vendors. These vendors accounted for approximately $354,000 of the Company’s accounts payable at July 31, 2017. For the nine months ended July 31, 2016, approximately 51% of the Company’s purchases were from four vendors. These vendors accounted for approximately $520,000 of the Company’s accounts payable at July 31, 2016. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 24% of the Company’s sales were derived from four customers during the three months ended July 31, 2017. Approximately 23% of the Company’s sales were derived from one customer during the three months ended July 31, 2016.

For the three months ended July 31, 2017, approximately 27% of the Company’s purchases were from five vendors. For the three months ended July 31, 2016, approximately 42% of the Company’s purchases were from four vendors.

NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2017 of $102,147 and $341,197, respectively, for the processing of finished goods.

An employee of one of the top eight vendors is a director of the Company. Purchases from that vendor totaled approximately $4,787,000 and $2,587,000 for the nine and three months ended July 31, 2017, respectively and $7,441,000 and $1,885,000 for the nine and three months ended July 31, 2016, respectively. The corresponding accounts payable balance to this vendor was approximately $72,000 and $303,000 at July 31, 2017 and 2016, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2017 and October 31, 2016 were $509,170 and $489,668, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY:

a. Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended July 31, 2017. The Company purchased 337,269 shares for $1,754,878 during the year ended October 31, 2016.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017 AND 2016
(Unaudited)

b. Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 shares during the quarter ended April 30, 2017 and the Company purchased 337,269 shares during the year ended October 31, 2016 for $1,754,878. Also pursuant to the terms of the 2015 Share Repurchase Program, the Company had repurchased 53,687 shares of outstanding common stock in an amount equal in value to $226,850 during the year ended October 31, 2015. The Company does not intend to make any further repurchases under the 2015 Share Repurchase Program and the 2015 Share Repurchase Program is terminated.

NOTE 15 - SUBSEQUENT EVENTS:

On September 13, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly-owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company . On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. We paid $2.3 million in cash for 100% of the capital stock of CFI. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $104,000 for the quarter ended July 31, 2017. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $157,000 for the quarter ended July 31, 2017.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO and CFI, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO and SONO. At July 31, 2017, our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2017
Customer list and relationships, net	$375,375
Trademarks	180,000
Goodwill	2,377,407

$2,932,782

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

Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

Net Sales. Net sales totaled $17,979,068 for the three months ended July 31, 2017, an increase of $624,535 or 3.6%, from $17,354,533 for the three months ended July 31, 2016. The increase in net sales reflects our gain of approximately $4,000,000 in sales of both branded and private label coffee to both new and existing customers, partially offset by reduced wholesale transactions with our largest wholesale green coffee customer of approximately $3,400,000.

Cost of Sales. Cost of sales for the three months ended July 31, 2017 was $14,903,594, or 82.9% of net sales, as compared to $14,203,343, or 81.8% of net sales, for the three months July 31, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects the change in the product mix due to our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the three months ended July 31 2017 was $3,075,474, a decrease of $75,716 from $3,151,190 for the three months ended July 31, 2016. Gross profit as a percentage of net sales decreased to 17.1% for the three months ended July 31, 2017 from 18.2% for the three months ended July 31, 2016. Although we experienced improved margins on our wholesale and roasted business during the quarter, the decrease in gross profits was due in part to the integration of our acquisition of CFI.

Operating Expenses. Total operating expenses increased by $1,027,420 to $2,895,643 for the three months ended July 31, 2017 from $1,868,223 for the three months ended July 31, 2016. The quarter ended July 31, 2017 included approximately $208,409 of selling and administrative expenses from our subsidiary SONO and approximately $444,530 of selling and administrative expenses from our subsidiary CFI which were not fully included in the July 31, 2016 numbers since the SONO transaction was completed in late June 2016 and the CFI transaction occurred in 2017. Also, we incurred increases in shipping expenses of $175,481, salary expense of $42,169 and medical insurance expense of $22,946. These increases were the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the three months ended July 31, 2017 was $62,408, an increase of $28,822 from $33,586 for the three months ended July 31, 2016. The increase in other expense was attributable to an increase in interest expense of $25,408 and a reduction in our interest income of $3,897.

Income Taxes. Our provision for income taxes for the three months ended July 3, 2017 totaled $23,911 compared to a provision of $448,399 for the three months ended July 31, 2016. The change was attributable to the difference in the gain for the quarter ended July 31, 2017 as compared to the gain in the quarter ended July 31, 2016.

Net Income. We had net income of $32,800 or $0.01 per share basic and diluted, for the three months ended July 31, 2017 compared to net income of $755,518, or $0.12 per share basic and diluted for the three months ended July 31, 2016. The decrease in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

Net Sales. Net sales totaled $55,398,538 for the nine months ended July 31, 2017, a decrease of $6,168,330, or 10%, from $61,566,868 for the nine months ended July 31, 2016. The decrease in net sales reflects our reduced wholesale transactions with our largest wholesale green coffee customer of approximately $18,900,000 which was partially offset by a gain of approximately $12,700,000 million in sales of both branded and private label coffee to both new and existing customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2017 was $46,469,896, or 83.9% of net sales, as compared to $52,455,081, or 85.2% of net sales, for the nine months July 31, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects the change in the product mix due to our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the nine months ended July 31 2017 was $8,928,642, a decrease of $183,145 from $9,111,787 for the nine months ended July 31, 2016. Gross profit as a percentage of net sales increased to 16.1% for the nine months ended July 31, 2017 from 14.8% for the nine months ended July 31, 2016. Although we experienced improved margins on our wholesale and roasted business during the nine months ended July 31, 2017, the decrease in gross profits was due in part to the the integration of our acquisition of CFI .

Operating Expenses. Total operating expenses increased by $2,381,687 to $8,044,152 for the nine months ended July 31, 2017 from $5,662,465 for the nine months ended July 31, 2016. Operating expenses for the nine months ended July 31, 2017 included approximately $640,895 of selling and administrative expenses from our subsidiary SONO and approximately $769,861 of selling and administrative expenses from our subsidiary CFI which were not included in the July 31, 2016 numbers since the SONO transaction was completed in late June 2016 and the CFI transaction occurred in 2017. Also, we incurred increases in shipping expenses of $248,446, salary expense of $154,188, medical insurance expense of $82,133, depreciation expense of $20,669 and technology expenses of $22,334. These increases were the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the nine months ended July 31, 2017 was $163,007, an increase of $76,703 from $86,304 from the nine months ended July 31, 2016. The increase in other expense was attributable to an increase in interest expense of $76,203.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2017 totaled $153,453 compared to a provision of $1,236,319 for the nine months ended July 31, 2016. The change was attributable to the difference in the gain for the nine months ended July 31, 2017 as compared to the gain in the nine months ended July 31, 2016.

Net Income. We had net income of $410,319 or $0.07 per share basic and diluted, for the nine months ended July 31, 2017 compared to net income of $2,025,888, or $0.33 per share basic and diluted for the nine months ended July 31, 2016. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2017, we had working capital of $20,526,054, which represented a $1,143,388 decrease from our working capital of $21,669,442 as of October 31, 2016, and total stockholders’ equity of $25,133,697 which increased by $594,494 from our total stockholders’ equity of $24,539,203 as of October 31, 2016. Our working capital decreased primarily due to decreases of $540,257 in cash, $3,099,806 in accounts receivable, $155,323 in prepaid green coffee, $81,545 in deferred tax assets, increases of $447,950 in our line of credit and deferred income tax liabilities of $60,785 partially offset by increases of $1,387,429 in inventories, $86,421 in prepaid expenses and other current assets, $315,962 in prepaid and refundable income taxes, $643,834 in due from broker and a decrease in accounts payable and accrued expenses of $807,582. As of July 31, 2017, the outstanding balance on our line of credit was $7,406,325 compared to $6,958,375 as of October 31, 2016. Total stockholders’ equity increased due to our net income.

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

As of July 31, 2017 and October 31, 2016, the outstanding balance under the bank line of credit was $7,406,325 and $6,958,375, respectively.

For the nine months ended July 31, 2017, our operating activities provided net cash of $2,506,995 as compared to the nine months ended July 31, 2016 when operating activities used net cash of $1,269,207. The increase in cash flow from operations for the nine months ended July 31, 2017 was primarily due to our accounts receivable.

For the nine months ended July 31, 2017, our investing activities used net cash of $3,479,373 as compared to the nine months ended July 31, 2016 when net cash used by investing activities was $1,518,495. The increase in our uses of cash in investing activities was due to our increased outlays for equipment and the purchase of CFI during the nine months ended July 31, 2017.

For the nine months ended July 31, 2017, our financing activities provided net cash of $432,121 compared to net cash provided by financing activities of $764,327 for the nine months ended July 31, 2016. The change in cash flow from financing activities for the nine months ended July 31, 2017 was due to our decreased net principal advances on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through July 31, 2018 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of July 31, 2017, our debt consisted of $7,406,325 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently approximately 4.0%). This loan is secured by all tangible and intangible assets of the Company.

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

At July 31, 2017, the Company held 116 futures contracts (generally with terms of three to four months) for the purchase of 4,350,000 pounds of green coffee at a weighted average price of $1.27 per pound. The fair market value of coffee applicable to such contracts was $1.39 per pound at that date. At July 31, 2017, the Company did not have any options.

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

ITEM 1A - RISK FACTORS.

There were no material changes during the quarter ended July 31, 2017 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC on January 27, 2017.

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

None.

ITEM 6 - EXHIBITS.

31.1 Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on September 13, 2017.

Coffee Holding Co., Inc.

Date: September 13, 2017	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer