Form 10-K
period 2017-10-31
COFFEE HOLDING CO INC
filed 2018-01-29
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller Reporting Company [X]

Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2017, was $28,554,281.

As of January 20, 2018, the registrant had 5,742,894 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2017, are incorporated by reference in Part III of this Form 10-K.

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

Our private label and branded coffee products are sold throughout the United States, Canada and certain countries in Asia to supermarkets, wholesalers, and individually owned and multi-unit retail customers. Our unprocessed green coffee, which includes over 90 specialty coffee offerings, is primarily sold to specialty gourmet roasters.

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

In June 2016, we acquired substantially all of the assets of Coffee Kinetics LLC (doing business as Sonofresco) through our wholly-owned subsidiary Sonofresco, LLC (“Sonofresco” or “SONO”), including equipment, inventory, customer lists, relationships and accounts payable. In addition to our wholesale green coffee, private label coffee and branded coffee product offerings, we currently sell tabletop coffee roasting equipment to our customers through Sonofresco.

On February 23, 2017, we purchased all the outstanding common stock of Comfort Foods, Inc. (“CFI”). CFI is a medium sized regional roaster, manufacturing both branded and private label coffee for retail and foodservice customers located predominantly in the northeast United States marketplace.

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

Wholesale Green Coffee Market Presence. As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 547% from 150 to 971. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees and Datteral specialty Brazil coffees along the east coast of the United States. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

Diverse Portfolio of Differentiated Branded Coffees. We have amassed a portfolio of five proprietary name brands sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended and flavored coffees. In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W trademark in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry. We have been a family-operated business for three generations. Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 35 and 37 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Further Market Penetration of Our Niche Products. We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

●	New Licensing agreements;

●	Specialty blends and foodservice opportunities;

●	Teton tea;

●	Cold brew; and

●	Sales of our tabletop coffee roasting equipment.

Our Core Products

Our core products can be divided into three categories:

●	Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large, medium and small roasters and coffee shop operators;

●	Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

●	Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our seven proprietary and licensed brand names in different segments of the market.

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

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2017, we supplied coffee under approximately 26 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado, North Andover, Massachusetts and Brecksville, Ohio. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

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

Via Roma, an Italian espresso targeted at the more traditional espresso drinker; and

Premier Roasters, a line of high quality retail and foodservice products packed in composite cans and poly bags.

Harmony Bay, an upscale line of both flavored beans and bags incorporating an array of unique flavors including hazelnut and winterspice.

Other Products

We also offer several niche products, including:

●	tea;

●	cold brew; and

●	table-top coffee roasters.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $1.03 to $3.05. The price for coffee beans on the commodities market as of October 31, 2017 and 2016 was $1.25 and $1.64 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2017 and 2016, approximately 50% and 43%, respectively of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $6.7 million, or 10%, in 2017, and $8.5 million, or 13%, in 2016, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales, as further explained in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

Trademarks and Tradename

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

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to Keurig Green Mountain, Inc. “GMCR”. Sales to GMCR accounted for approximately $5.9 million or approximately 8% of our net sales for the fiscal year ended October 31, 2017, and $22.6 million or 29% for the fiscal year ended October 31, 2016.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2017 and 2016, we donated approximately $49,000 and $46,000, respectively, to charities.

●	For over 20 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

●	We are members of Grounds for Health, an organization that educates, screens, and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

●	We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families. It guarantees farmers a minimum price of $1.40 per pound or fifteen cents above the current market price.

●	We are the administrative benefactors to a non-profit organization called Cup for Education. After discovering the lack of schools, teachers, and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, “Cup” was established by our employee, Karen Gordon, to help build schools, sponsor teachers, and purchase basic supplies such as books, chalk and other necessities for a proper education.

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”) and Sonofresco as well as our external green coffee salespeople allows us to compete more effectively throughout the country and Canada.

Private Label Competition. There are several major producers of coffee for private label sales in the United States. Many other companies produce coffee for sale on a regional basis. Our main competitor is the Massimo Zanetti Beverage Company. The Massimo Zanetti Beverage Company is larger and has more financial and other resources than we do and, therefore, is able to devote more resources to product development and marketing. We believe that we remain competitive by providing a higher level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and is delivered on time and in the proper quantities.

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft General Foods, Inc. (owner of the Maxwell House brand), J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands) and Massimo Zanetti Beverage Group which also markets specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe and Café Supremo brands are competitive in the fast growing Hispanic demographic and our S&W brand has been a popular and recognizable brand on the west coast for over 80 years.

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

Employees

We have 74 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

Our revenues and profitability could be adversely affected if our joint ventures or acquisitions are not successful. We have historically utilized acquisitions and joint ventures to grow our business and we intend to continue to seek opportunities for new joint ventures and acquisitions that will be complimentary to our business. While we believe that our joint ventures will be successful, losses in our joint ventures or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures. Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. We are dependent upon sales of our products to our key customers, including GMCR, which accounted for approximately 8% and 29% of our net sales for the fiscal years ended October 31, 2017 and 2016, respectively. No other customer accounted for greater than 10% of our net sales during our 2017 and 2016 fiscal years. We generally do not enter long-term contracts with our customers that are material to our business. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

If we fail to promote, enhance and maintain our brands, the value of our brands could decrease and our revenues and profitability could be adversely affected. We believe that promoting and enhancing our brands is critical to our success. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase awareness of our brands or protect the value of our brands. If we are unable to achieve these goals, our revenues and ability to implement our business strategy could be adversely affected.

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

If there was a significant interruption in the operation of our Colorado, Ohio or Massachusetts facilities, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings. We are dependent on the continued operations of our Colorado and Massachusetts coffee roasting and distribution facilities. Our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained. As a result, our revenues and earnings could be materially adversely affected.

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

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability. The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the relatively low barriers of entry. The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees. These competitors, such as Kraft General Foods, Inc. (owner of the Maxwell House brand), J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands), and Massimo Zanetti Beverage Group, have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion. In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale. If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 11.9% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.76 and as high as $5.68 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

We are also subject to certain anti-takeover provisions under Nevada law. Under Nevada law, a corporation may not, in general, engage in a business combination with any “interested stockholder” for two (2) years after the date the person first became an interested stockholder, unless the combination meets all of the requirements of our articles of incorporation and (i) the purchase of shares by the interested stockholder is approved by our board of directors before that date or (ii) the combination is approved by our board of directors and, at or after that time, the combination is approved at an annual or special meeting of our stockholders, and not by written consent, by the affirmative vote of the holders of stock representing at least sixty percent (60%) of our outstanding voting power not beneficially owned by the interested stockholder or the affiliates or associates of the interested stockholder.

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

We lease production, warehouse and office space in North Arlington, MA. We pay annual rent of $168,288 under the terms of a lease, which expires in May 2028.

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

As of January 20, 2018, we had 174 holders of record.

We repurchased 57,367 shares of our common stock during the year ended October 31, 2017.

We repurchased 337,269 shares of our common stock during the year ended October 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1, 2017 to August 31, 2017	-	-	-	$2,000,000
September 1, 2017 to September 30, 2017	11,345	$4.40	11,345	$1,950,045
October 1, 2017 to October 31, 2017	42,638	$4.44	42,638	$1,760,908
Total	53,983	-	53,983	$1,760,908

(1)	On September 13, 2017, we announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time.

The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2017
1st Quarter	$5.68	$4.35
2nd Quarter	$5.09	$4.32
3rd Quarter	$4.99	$4.15
4th Quarter	$4.65	$3.76

	2016
1st Quarter	$4.90	$3.00
2nd Quarter	$4.49	$3.05
3rd Quarter	$6.15	$3.50
4th Quarter	$6.00	$5.01

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$77,128	$78,948	$118,154	$108,863	$133,981
Cost of sales	64,978	67,066	112,437	93,334	128,012
Gross profit	12,150	11,882	5,717	15,529	5,969
Operating expenses	10,927	8,019	7,654	7,527	7,522
Income (loss) from operations	1,223	3,863	(1,937)	8,002	(1,553)
Other income (expense)	(246)	(147)	(156)	(37)	(169)
Income (loss) before income taxes	977	3,716	(2,093)	7,965	(1,722)
Provision (benefit) for income taxes	244	1,366	(764)	2,947	(393)
Minority interest	(266)	(138)	(84)	(51)	(152)
Net income (loss)	$467	$2,212	$(1,413)	$4,967	$(1,481)
Net income (loss) per share – Basic	$0.08	$0.36	$(0.23)	$0.78	$(0.23)
Net income (loss) per share – Diluted	$0.08	$0.36	$(0.23)	$0.78	$(0.23)

	At October 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$40,132	$37,023	$35,274	$38,952	$32,399
Short-term debt	8,408	6,958	5,554	2,498	1,229
Long-term debt	–	–	–	–	–
Total liabilities	14,541	11,910	10,856	12,898	10,315
Stockholders’ equity	25,591	25,113	24,418	26,055	22,084
Book value per share	$4.41	$4.28	$3.96	$4.19	$3.47

	At October 31,
	2017	2016	2015	2014	2013
Per Common Share Data:
Basic EPS	$.08	$.36	$(.23)	$.78	$(.23)
Diluted EPS	$.08	$.36	$(.23)	$.78	$(.23)
Cash dividends declared	$0	$0	$0	$0	$387,379

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO, the transaction with Sonofresco and the transaction with Comfort Foods. We believe these efforts will allow us to expand or business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $134,000 for the year ended October 31, 2017. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $163,000 for the year ended October 31, 2017.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, Sonofresco and Comfort Foods, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO, Sonofresco and Comfort Foods. At October 31, 2017 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2017
Customer list and relationships, net	$367,750
Other intangible assets	331,124
Goodwill	1,794,265
Trademarks and tradenames	820,000

$3,313,139

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

Year Ended October 31, 2017 (Fiscal Year 2017) Compared to the Year Ended October 31, 2016 (Fiscal Year 2016)

Net Sales. Net sales totaled $77,127,595 for the fiscal year ended October 31, 2017, a decrease of $1,820,633, or 2.3%, from $78,948,228 for the fiscal year ended October 31, 2016. The decrease in net sales reflects reduced wholesale transactions with our largest wholesale green coffee customer during fiscal 2017 of approximately $16,775,000, partially offset by increased sales to both new and existing customers including a fourth quarter increase in revenues of $4,300,000 or 25.0%.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2017 was $64,977,632, or 84.3% of net sales, as compared to $67,066,050, or 85.0% of net sales, for the fiscal year ended October 31, 2016. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales reflects the change in the product mix due to our reduced wholesale transactions with our largest wholesale green coffee customer.

Gross Profit. Gross profit for the fiscal year ended October 31, 2017 was $12,149,963, an increase of $267,785 from $11,882,178 for the fiscal year ended October 31, 2016. Gross profit as a percentage of net sales increased to 15.8% for the fiscal year ended October 31, 2017 from 15.0% for the fiscal year ended October 31, 2016. Although we experienced improved margins on our wholesale and roasted business during the year our margins have not increased as expected due to our integration of our acquisition of Comfort Foods and reduced profitability of our OPTCO subsidiary.

Operating Expenses. Total operating expenses increased by $2,908,136 to $10,927,246 for the fiscal year ended October 31, 2017 from $8,019,110 for the fiscal year ended October 31, 2016. Selling and administrative expenses increased $2,864,796, or 39.0%, to $10,228,506 for the fiscal year ended October 31, 2017 from $7,363,710 for the fiscal year ended October 31, 2016. The primary reasons for this increase were the acquisition of Comfort Foods, the full year of integration of Sonofresco and the increase in our freight costs as we increased and expanded our product distribution. Officers’ salary increased by $43,340 or 6.6% to $698,740 for the fiscal year ended October 31, 2017 from $655,400 for the fiscal year ended October 31, 2016.

Other Income (Expense). Other expense for the fiscal year ended October 31, 2017 was $245,781, an increase of $98,675 from $147,106 for the fiscal year ended October 31, 2016. The increase in other expense was attributable to an increase in interest expense of $76,951 and a decrease in interest income of $21,740, partially offset by a decrease in our loss from our equity investments of $16, during the fiscal year ended October 31, 2017.

Income (Loss) Before Taxes and Non-controlling Interest in Subsidiary. We had income of $976,936 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2017 compared to income of $3,715,962 for the fiscal year ended October 31, 2016, resulting in a net change of $2,739,026 for the year ended October 31, 2017. The decrease was primarily attributable to the reasons described above.

Income Taxes. Our provision for income taxes for the fiscal year ended October 31, 2017 totaled $244,096 compared to a provision of $1,365,920 for the fiscal year ended October 31, 2016. The change was attributable to the difference in the gain for the year ended October 31, 2017 versus fiscal year ended October 31, 2016. The Company’s effective tax rate for the year ended October 31, 2017 was 34.0% compared to 37.0% for the year ended October 31, 2016.

Net Income (Loss). We had net income of $467,262 or $0.08 per share basic and diluted, for the fiscal year ended October 31, 2017 compared to a net income of $2,212,288, or $0.36 per share basic and diluted for the fiscal year ended October 31, 2016. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of October 31, 2017, we had working capital of $20,605,400, which represented a $1,064,042 decrease from our working capital of $21,669,442 as of October 31, 2016, and total stockholders’ equity of $24,951,549 which increased by $412,346 from our total stockholders’ equity of $24,539,203 as of October 31, 2016. Our working capital decreased primarily due to decreases of $902,331 in cash, $76,090 in accounts receivable, $264,227 in prepaid green coffee, $9,163 in prepaid and refundable income taxes, $345,584 in due from broker, an increase of $368,053 in accounts payable and accrued expenses, $1,449,152 in our line of credit, $296 in income taxes payable, partially offset by increases of $2,034,282 in inventory, $58,369 in prepaid expenses and other current assets and $258,203 deferred income tax asset. As of October 31, 2017, the outstanding balance on our line of credit was $8,407,527 compared to $6,958,375 as of October 31, 2016. Total stockholders’ equity increased due to our net income, partially offset by our Share Repurchase Program.

On April 25, 2017, the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. The Company is currently negotiating the terms of a new facility with Sterling and the Company expects to enter into a new facility on or before February 28, 2018 or extend the line further until the terms of the new facility have been finalized.

Also on April 25, 2017, SONO and CFI (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the A&R Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the A&R Loan Agreement, as further defined in the Guaranty Agreement.

Each of the Company Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at October 31, 2017 and 2016.

Each of the Company Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of October 31, 2017 and 2016, the outstanding balance under the bank line of credit was $8,407,527 and $6,958,375, respectively.

For the fiscal year ended October 31, 2017, our operating activities provided net cash of $1,476,633 as compared to the fiscal year ended October 31, 2016 when operating activities provided net cash of $1,607,788. The decreased cash flow from operations for the fiscal year ended October 31, 2017 was primarily due to our net income.

For the fiscal year ended October 31, 2017, our investing activities used net cash of $3,573,196 as compared to the fiscal year ended October 31, 2016 when net cash used by investing activities was $1,782,999. The increase in our uses of cash in investing activities was due to our increased outlays for the acquisition of our subsidiary, partially offset by the decrease in outlays for equipment during the fiscal year ended October 31, 2017.

For the fiscal year ended October 31, 2017, our financing activities provided net cash of $1,194,232 compared to net cash used in financing activities of $450,624 for the fiscal year ended October 31, 2016. The change in cash flow from financing activities for the fiscal year ended October 31, 2017 was due to our decreased purchases of treasury stock.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of October 31, 2017, our debt consisted of $8,407,527 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.6%). This loan is secured by all tangible and intangible assets of the Company.

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

As of October 31, 2017, we held 145 futures contracts for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound compared to 22 futures contracts for the purchase of 825,000 pounds of coffee at a weighted average price of $1.45 per pound for the fiscal year ended October 31, 2016. The fair market value of coffee applicable to such contracts was $1.25 and $1.64 per pound, respectively.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment our management believes that, as of October 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	ByLaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC.*

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC.*

21.1	List of Significant Subsidiaries.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2018.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 29, 2018
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 29, 2018
David Gordon

/s/ Gerard DeCapua	Director	January 29, 2018
Gerard DeCapua

	Director	January 29, 2018
Daniel Dwyer

/s/ Barry Knepper	Director	January 29, 2018
Barry Knepper

/s/ John Rotelli	Director	January 29, 2018
John Rotelli

/s/ George Thomas	Director	January 29, 2018
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Coffee Holding Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2017 and 2016 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coffee Holding Co., Inc. and Subsidiaries as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

January 29, 2018

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2017 AND 2016

	2017	2016

- ASSETS -
CURRENT ASSETS:
Cash	$2,325,650	$3,227,981
Accounts receivable, net of allowances of $144,000 for 2017 and 2016	13,441,802	13,517,892
Inventories	16,310,572	14,276,290
Prepaid green coffee	171,350	435,577
Prepaid expenses and other current assets	593,825	535,456
Prepaid and refundable income taxes	472,814	481,977
Due from broker	-	134,722
Deferred income tax asset	339,748	81,545
TOTAL CURRENT ASSETS	33,655,761	32,691,440

Machinery and equipment, at cost, net of accumulated depreciation of $5,557,899 and $4,819,828 for 2017 and 2016, respectively	2,439,338	2,269,863
Customer list and relationships, net of accumulated amortization of $72,250 and $50,250 for 2017 and 2016, respectively	367,750	219,750
Trademarks and tradenames	820,000	180,000
Other intangible assets	331,124	-
Goodwill	1,794,265	1,017,905
Equity method investments	94,643	95,598
Deposits and other assets	497,529	549,337
TOTAL ASSETS	$40,000,410	$37,023,893

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,430,626	$4,062,573
Line of credit	8,407,527	6,958,375
Due to broker	210,862	-
Income taxes payable	1,346	1,050
TOTAL CURRENT LIABILITIES	13,050,361	11,021,998

Deferred income tax liabilities	629,680	167,470
Deferred rent payable	240,379	231,216
Deferred compensation payable	488,529	489,668
TOTAL LIABILITIES	14,408,949	11,910,352

Redeemable common stock:
Common stock subject to possible redemption, at $200,004; -0- and 38,364 shares issued and outstanding at redemption value as of October 31, 2017 and 2016, respectively	-	200,004

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,805,935 and 5,824,938 shares outstanding for 2017 and 2016	6,494	6,456
Additional paid-in capital	16,104,075	15,904,109
Retained earnings	12,345,490	11,878,228
Less: Treasury stock, 688,745 and 631,378 common shares, at cost for 2017 and 2016	(3,504,510)	(3,249,590)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,951,549	24,539,203
Noncontrolling interest	639,912	374,334
TOTAL EQUITY	25,591,461	24,913,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,000,410	$37,023,893

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31, 2017 AND 2016

	2017	2016
NET SALES	$77,127,595	$78,948,228

COST OF SALES (which include purchases of approximately $6.7 million and $8.5 million in fiscal years 2017 and 2016, respectively, from a related party)	64,977,632	67,066,050

GROSS PROFIT	12,149,963	11,882,178

OPERATING EXPENSES:
Selling and administrative	10,228,506	7,363,710
Officers’ salaries	698,740	655,400
TOTAL	10,927,246	8,019,110

INCOME FROM OPERATIONS	1,222,717	3,863,068

OTHER INCOME (EXPENSE):
Interest income	19,436	41,176
Loss from equity method investments	(956)	(972)
Interest expense	(264,261)	(187,310)
TOTAL	(245,781)	(147,106)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND NON-CONTROLLING INTEREST IN SUBSIDIARY	976,936	3,715,962

Provision for income taxes	244,096	1,365,920

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	732,840	2,350,042
Less: Net income attributable to the non-controlling interest in subsidiary	(265,578)	(137,754)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$467,262	$2,212,288

Basic and diluted earnings per share	$.08	$.36

Weighted average common shares outstanding:
Basic and diluted	5,858,376	6,082,777

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2017 AND 2016

	Redeemable		Common Stock		Treasury Stock
	Common Stock		$.001 Par Value
	Number of		Number of		Number of		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, 10/31/15			6,162,207	$6,456	294,109	$(1,494,712)	$15,904,109	$9,665,940	$336,580	$24,418,373
Treasury Stock			(337,269)		337,269	(1,754,878)				(1,754,878)
Dividend									(100,000)	(100,000)
Net income								2,212,228		2,212,228

Stock issued in connection with Acquisition	38,364	200,004

Non-Controlling Interest	-	-	-	-	-	-	-	-	137,754	137,754

Balance, 10/31/16	38,364	$200,004	5,824,938	$6,456	631,378	$(3,249,590)	$15,904,109	$11,878,228	$374,334	$24,913,537

Treasury Stock			(57,367)		57,367	(254,920)				(254,920)

Net income								467,262		467,262

Stock issued in connection with Acquisition	(38,364)	(200,004)	38,364	38			199,966			200,004

Non-Controlling
Interest			-	-	-	-	-	-	265,578	265,578

Balance, 10/31/17			$5,805,935	$6,494	688,745	$(3,504,510)	$16,104,075	$12,345,490	$639,912	$25,591,461

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:

Net income	$732,840	$2,350,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762,043	587,572
Unrealized loss (gain) on commodities	345,584	(618,557)
Loss on equity method investments	955	973
Deferred rent	9,163	9,161
Deferred income taxes	(183,975)	991,275
Changes in operating assets and liabilities:
Accounts receivable	661,008	(2,465,513)
Inventories	(917,376)	(143,907)
Prepaid expenses and other current assets	(25,688)	(279,254)
Prepaid green coffee	264,227	184,875
Prepaid and refundable income taxes	9,163	952,600
Accounts payable and accrued expenses	(258,827)	(30,860)
Deposits and other assets	77,220	68,331
Income taxes payable	296	1,050
Net cash provided by operating activities	1,476,633	1,607,788

INVESTING ACTIVITIES:
Purchase of business net of cash acquired	(2,893,275)	(819,564)
Purchases of machinery and equipment	(679,921)	(963,435)
Net cash used in investing activities	(3,573,196)	(1,782,999)

FINANCING ACTIVITIES:
Line of credit	1,449,152	1,404,254
Purchase of treasury stock	(254,920)	(1,754,878)
Payment of dividend	-	(100,000)
Net cash provided by (used in) financing activities	1,194,232	(450,624)

NET DECREASE IN CASH	(902,331)	(625,835)

CASH, BEGINNING OF PERIOD	3,227,981	3,853,816

CASH, END OF PERIOD	$2,325,650	$3,227,981

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2017 AND 2016

	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$261,485	$181,007
Income taxes paid	$391,933	$34,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On June 29, 2016 Coffee Holding Co., Inc. acquired certain assets of Coffee Kinetics, LLC:

Fair value of assets acquired	$1,091,612
Less: liabilities assumed	(72,044)
Net assets acquired:	1,019,568

Common stock, par value $.001 per share, 38,364 shares	39
Additional paid-in capital	199,965
Non-cash payment	200,004

Net cash paid	$819,564

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On February 23, 2017 Coffee Holding Co., Inc. acquired the assets of Comfort Foods, Inc.:

Accounts receivable	$584,918
Inventory	1,116,906
Equipment	229,597
Prepaid expenses	32,681
Customer lists	170,000
Other intangible assets	971,124
Goodwill	388,378
Other asset	26,551

Less: liabilities	626,880

Net cash paid	$2,893,275

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“SONO”), Comfort Foods, Inc. (“CFI”) and Generations Coffee Company, LLC (“GCC”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

OCTOBER 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO. The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $19,430 and $41,176 as of October 31, 2017 and 2016, respectively. The prepaid coffee balance was $171,350 and $435,577 as of October 31, 2017 and 2016, respectively.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2017	2016
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (First in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2017 and 2016.

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

OCTOBER 31, 2017 AND 2016

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2017	2016

Option contracts	$166,945	$(83,753)
Future contracts	(377,807)	218,475

Commodities due (to) from broker	$(210,862)	$134,722

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2017, the Company held 145 futures contracts (generally with terms of three to four months) for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound. The fair market value of coffee applicable to such contracts was $1.25 per pound at that date. At October 31, 2017, the Company did not have any options.

At October 31, 2016, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.45 per pound. The fair market value of coffee applicable to such contracts was $1.64 per pound at that date. At October 31, 2016, the Company did not have any options.

Included in cost of sales for the years ended October 31, 2017 and 2016, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2017	2016
Gross realized gains	$1,655,269	$1,443,046
Gross realized (losses)	(1,636,487)	(1,000,976)
Unrealized gains (losses)	(345,584)	618,558
Total	$(326,802)	$1,060,628

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. The value of the goodwill and trademarks was allocated based on an independent valuation. Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value. As of October 31, 2017 and 2016, the Company has determined by using a qualitative assessment that an impairment did not exist. In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods and Sonofresco which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $243,658 and $170,774 for the years ended October 31, 2017 and 2016, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,858,376 and 6,082,777 for the years ended October 31, 2017 and 2016, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

OCTOBER 31, 2017 AND 2016

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $2,412,000 and $1,506,000 for the years ended October 31, 2017 and 2016, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2017 and 2016, the Company had approximately $176,000 and $1,539,429 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2017 and 2016, the Company had approximately $1,122,000 and $348,041 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB. The excess of straight-line rent over actual payments by the Company of $240,379 and $231,216 is included as deferred rent payable as of October 31, 2017 and 2016, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The investments in this company amounted to $100,000. The loss recognized amounted to $955 and $972 for the years ended October 31, 2017 and 2016, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2017 and 2016 was $94,643 and $95,598, respectively.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

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

NOTE 4 - INVENTORIES:

Inventories at October 31, 2017 and 2016 consisted of the following:

	2017	2016
Packed coffee	$2,242,714	$1,804,633
Green coffee	12,317,394	11,434,024
Roaster parts	286,515	210,007
Packaging supplies	1,463,949	827,626
Totals	$16,310,572	$14,276,290

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 5 - FORMATION OF SUBSIDIARY:

On June 23, 2016, the Company formed a wholly-owned subsidiary named Sonofresco, LLC a Delaware limited liability company.

Pursuant to the terms of an Agreement for Purchase and Sale of Assets dated June 23, 2016 (the “SONO Agreement”), by and among the Company, Coffee Kinetics LLC, a Washington limited liability company (the “Seller”), the members of the Seller and SONO (the “Buyer”), the Company, through its wholly-owned subsidiary SONO, purchased substantially all the assets, including equipment, inventory, customer list and relationships (the “Assets”) of the Seller. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations.” The Buyer purchased the Assets for a purchase price consisting of $819,564 in cash and 38,364 shares of the Company’s redeemable common stock (the “Sono Shares”) with a value of $200,004 (the “Common Stock Payment Amount”) issued on June 29, 2016.

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

The following table summarizes the estimated fair value of the assets and liabilities assumed at acquisition:

Assets acquired:
Accounts receivable	$84,142
Inventory	269,565
Equipment	40,000
Customer list	120,000
Goodwill	577,905
Less: liabilities assumed	(72,044)
Net assets acquired:	$1,019,568
Purchase of assets funded by:
Cash paid	$819,564
Redeemable Common Stock	200,004
$1,019,568

Pursuant to the terms of the Sono Agreement, the value of the Sono Shares was based on the three day average of the closing price of the Company’s common stock for the three trading days immediately prior to June 23, 2016. In addition, pursuant to the terms of the Sono Agreement, during the twelve month period commencing on June 29, 2016 (the “Closing Date”), if Seller informs Buyer of its desire to sell all, but not less than all of the Sono Shares to the Company, Buyer agrees to repurchase all but not less than all of the Sono Shares at the Common Stock Payment amount.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 6 - PURCHASE OF BUSINESS:

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

The following table summarizes the assets purchased and liabilities assumed:

Assets acquired:
Accounts receivable	$584,918
Inventory	1,116,906
Prepaid expenses	32,681
Equipment	229,597
Customer List	170,000
Tradename	640,000
Other intangible assets	331,124
Goodwill	388,378
Security deposit	26,551
Less: liabilities assumed	(626,880)
Net assets acquired:	$2,893,275
Purchase of assets funded by:
Cash paid	$2,893,275

The operations of CFI have been included in the Company’s consolidated statement of operations since the date of the acquisition on February 23, 2017. Goodwill generated from the acquisition is not deductible for tax purposes. Proforma information is not required due to immateriality of the amounts.

NOTE 7 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2017 and 2016 consisted of the following:

	Estimated Useful Life	2017	2016
Improvements	15-30 years	$202,285	$202,285
Machinery and equipment	7 years	6,809,944	6,004,156
Furniture and fixtures	7 years	985,008	883,250
		7,997,237	7,089,691
Less, accumulated depreciation		5,557,899	4,819,828
		$2,439,338	$2,269,863

Depreciation expense totaled $740,043 and $578,572 for the years ended October 31, 2017 and 2016, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 8 - LINE OF CREDIT:

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. The Company is currently negotiating the terms of a new facility with Sterling and the Company expects to enter into a new facility on or before February 28, 2018 or extend the line further until the terms of the new facility have been finalized.

Also on April 25, 2017, SONO and CFI (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the Loan Agreement, as further defined in the Guaranty Agreement.

Each of the Company Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at October 31, 2017 and 2016.

Each of the Company Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of October 31, 2017 and 2016, the outstanding balance under the bank line of credit was $8,407,626 and $6,958,375, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 9 - INCOME TAXES:

The Company’s provision for income taxes in 2017 and 2016 consisted of the following:

	2017	2016

Current
Federal	$392,354	$219,562
State and local	35,717	155,083
	428,071	374,645
Deferred
Federal	(199,550)	941,150
State and local	15,575	50,125
	(183,975)	991,275
Income tax (benefit) expense	$244,096	$1,365,920

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2017	2016
Tax at the federal statutory rate of 34%	$241,862	$1,263,427
Other permanent differences	(21,289)	(32,944)
State and local tax, net of federal	23,523	135,437

Provision for income taxes	$244,096	$1,365,920

Effective income tax rate	34%	37%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 9 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2017 and 2016 are as follows:

	2017		2016
Current deferred tax assets:
Accounts receivable		$57,904	$67,034
Unrealized loss		138,963
Inventory		142,881	64,384

Total current deferred tax asset		$339,748	$131,418

Non-current deferred tax assets:
Deferred rent		96,659	107,635
Deferred compensation		196,443	227,947

Total non-current deferred tax asset		$293,102	$335,582

Total deferred tax asset		$632,850	$467,000

Current deferred tax liability:
Unrealized gain	$		$49,873

Non-current deferred tax liability:
Intangible assets acquired		387,982
Fixed assets		534,800	$503,052

Total deferred tax liabilities		$922,782	$552,925

A valuation allowance was not provided at October 31, 2017 or 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2017 and 2016, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2017 and 2016, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2014. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2011. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2012.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024. Rent charged to operations amounted to $95,504 for the years ended October 31, 2017 and 2016.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY. This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases. Rent charged to operations amounted to $143,171 for the years ended October 31, 2017 and 2016. The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA. This lease, which is at a monthly rental beginning April 1, 2015, expired on March 31, 2017. The lease was extended, effective as of April 1, 2017 and expiring on March 31, 2019. Rent charged to operations amounted to $37,130 and $37,745 for the years ended October 31, 2017 and 2016, respectively.

In December 2016, the Company entered into a lease for office and warehouse space in Burlington, WA. This lease, which is at a monthly rental beginning December 1, 2016, expired on December 31, 2017. The lease was extended, effective January 1, 2018 and expiring on December 31, 2018. Rent charged to operations amounted to $43,988 for the year ended October 31, 2017.

In April 2017, the Company entered into a lease for office and warehouse space in North Andover, MA. This lease, which is at a monthly rental beginning April 1, 2017, expires on March 31, 2027 and includes charges for common areas and utilities. Rent charged to operations amounted to $172,627 for the year ended October 31, 2017.

The aggregate minimum future lease payments as of October 31, 2017 for each of the next five years and thereafter are as follows:

October 31,

2018	$492,474
2019	450,454
2020	438,820
2021	447,342
2022	456,290
Thereafter	1,065,701

$3,351,081

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $71,701 and $67,083 for the years ended October 31, 2017 and 2016, respectively.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 25% of the Company’s sales were derived from four customers during the year ended October 31, 2017. These customers also accounted for approximately $6,175,000 or 46% of the Company’s accounts receivable balance at October 31, 2017. Approximately 29% of the Company’s sales were derived from one customer during the year ended October 31, 2016. This customer also accounted for approximately $3,661,000 or 27% of the Company’s accounts receivable balance at October 31, 2016. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2017, approximately 28% of the Company’s purchases were from five vendors. These vendors accounted for approximately $145,000 of the Company’s accounts payable at October 31, 2017. For the year ended October 31, 2016, approximately 43% of the Company’s purchases were from four vendors. These vendors accounted for approximately $609,000 of the Company’s accounts payable at October 31, 2016. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2017 and 2016 of $427,931 and $459,345, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $6,700,000 and $8,475,000 for the years ended October 31, 2017 and 2016, respectively. The corresponding accounts payable balance to this vendor was approximately $72,000 and $237,000 at October 31, 2017 and 2016, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation payable represents the liability due to an officer of the Company. The deferred compensation liability at October 31, 2017 and 2016 was $488,529 and $489,668, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2017 and 2016, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 55,667 shares for $247,382 during the year ended October 31, 2017 and 337,269 shares for $1,754,878 during the year ended October 31, 2016.

b.	Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 and 337,269 shares respectively for $15,829 and $1,754,878, respectively during the year ended October 31, 2017 and 2016. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 53,983 shares for $239,091 during the year ended October 31, 2017.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 14 - FAIR VALUE MEASUREMENTS:

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

		Fair Value Measurements as of October 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	488,529	488,529	–	–
Commodities – Options	166,945		166,945
Total Assets	$655,474	$488,529	$166,945	–

Liabilities:
Commodities – Futures	(377,807)	–	(377,807)	–
Total Liabilities	$(377,807)	–	$(377,807)	–

		Fair Value Measurements as of October 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market	489,826	489,826	–	–
Commodities – Futures	218,475		218,475
Total Assets	$708,301	$489,826	$218,475	–

Liabilities:
Commodities – Options	(83,753)	–	(83,753)	–
Total Liabilities	$(83,753)	–	$(83,753)	–

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 15 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

