Form 10-Q
period 2018-01-31
COFFEE HOLDING CO INC
filed 2018-03-07
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

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

5,742,894 shares of common stock, par value $0.001 per share, are outstanding at March 7, 2018.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2018 AND OCTOBER 31, 2017

	January 31, 2018	October 31, 2017
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,321,793	$2,325,650
Accounts receivable, net of allowances of $144,000 for 2018 and 2017	14,638,583	13,441,802
Inventories	15,077,317	16,310,572
Prepaid green coffee	105,685	171,350
Prepaid expenses and other current assets	502,541	593,825
Prepaid and refundable income taxes	342,304	472,814
TOTAL CURRENT ASSETS	33,988,223	33,316,013

Machinery and equipment, at cost, net of accumulated depreciation of $5,724,548 and $5,557,899 for 2018 and 2017, respectively	2,418,141	2,439,338
Customer list and relationships, net of accumulated amortization of $79,875 and $72,250 for 2018 and 2017, respectively	360,125	367,750
Trademarks	820,000	820,000
Other intangible assets	331,124	331,124
Goodwill	1,548,969	1,794,265
Equity method investments	89,828	94,643
Deferred income tax asset	179,958	339,748
Deposits and other assets	537,261	497,529
TOTAL ASSETS	$40,273,629	$40,000,410

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,794,828	$4,430,626
Line of credit	9,407,627	8,407,527
Due to broker	94,994	210,862
Income taxes payable	2,636	1,346
TOTAL CURRENT LIABILITIES	13,300,085	13,050,361

Deferred income tax liabilities	297,344	629,680
Deferred rent payable	240,820	240,379
Deferred compensation payable	528,261	488,529
TOTAL LIABILITIES	14,366,510	14,408,949

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,742,894 and 5,805,935 shares outstanding as of January 31 2018 and October 31, 2017	5,743	6,494
Additional paid-in capital	16,104,075	16,104,075
Retained earnings	12,776,877	12,345,490
Less: Treasury stock, 751,786 and 688,745 common shares, at cost as of January 31, 2018 and October 31, 2017	(3,768,687)	(3,504,510)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,118,008	24,951,549
Noncontrolling interest	789,111	639,912
TOTAL EQUITY	25,907,119	25,591,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,273,629	$40,000,410

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(Unaudited)

	January 31, 2018	January 31, 2017
NET SALES	$22,083,219	$19,632,367

COST OF SALES (which include purchases of approximately $1.4 million and $.8 million for the three months ended January 31, 2018 and 2017, respectively, from a related party)	18,287,657	16,500,776

GROSS PROFIT	3,795,562	3,131,591

OPERATING EXPENSES:
Selling and administrative	2,736,686	2,350,591
Officers’ salaries	170,250	168,590
TOTAL	2,906,936	2,519,181

INCOME FROM OPERATIONS	888,626	612,410

OTHER INCOME (EXPENSE):
Interest income	3,047	12,431
(Loss) gain from equity method investments	(4,815)	1,319
Interest expense	(92,508)	(57,742)
TOTAL	(94,276)	(43,992)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	794,350	568,418

Provision for income taxes	213,764	171,113

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	580,586	397,305
Less: net income attributable to the non-controlling interest in subsidiary	(149,199)	(21,523)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$431,387	$375,782

Basic and diluted earnings per share	$0.07	$0.06

Weighted average common shares outstanding:
Basic and diluted	5,765,335	5,862,302

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(Unaudited)

	January 31, 2018	January 31, 2017
OPERATING ACTIVITIES:
Net income	$580,586	$397,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,274	180,090
Unrealized gain on commodities	(115,868)	(38,949)
Loss (gain) on equity method investments	4,815	(1,319)
Deferred rent	441	2,292
Deferred income taxes	72,750	(35,925)
Changes in operating assets and liabilities:
Accounts receivable	(1,196,781)	2,315,292
Inventories	1,233,255	(207,234)
Prepaid expenses and other current assets	91,284	79,340
Prepaid green coffee	65,665	(71,406)
Prepaid and refundable income taxes	130,510	197,378
Accounts payable and accrued expenses	(635,798)	(760,039)
Deposits and other assets		5,099
Income taxes payable	1,290	1,222
Net cash provided by operating activities	406,423	2,063,146

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(145,452)	(255,126)
Net cash used in investing activities	(145,452)	(255,126)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,000,100	1,000,100
Purchase of treasury stock	(264,928)
Principal payments under bank line of credit		(3,200,000)
Net cash provided by (used in) financing activities	735,172	(2,199,900)

NET INCREASE (DECREASE) IN CASH	996,143	(391,880)

CASH, BEGINNING OF PERIOD	2,325,650	3,227,981

CASH, END OF PERIOD	$3,321,793	$2,836,101

	January 31, 2018	January 31, 2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$85,039	$61,823
Income taxes paid	$9,214	$3,846

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

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

NOTE 2 - BASIS OF PRESENTATION:

The following (a) condensed consolidated balance sheet as of October 31, 2017, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 29, 2018 for the fiscal year ended October 31, 2017 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2018, and results of operations for the three months ended January 31, 2018 and the cash flows for the three months ended January 31, 2018 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three months ended January 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc. (“CFI”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

JANUARY 31, 2018 AND 2017

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

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, notfor- profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted ASU 2015-17, which did not have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11, which did not have a material impact on its consolidated financial statements.

NOTE 4 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $2,318 and $12,431 for the three months ended January 31, 2018 and 2017, respectively. The prepaid coffee balance was $105,685 at January 31, 2018 and $171,350 at October 31, 2017.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	January 31, 2018	October 31, 2017
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6 - INVENTORIES:

Inventories at January 31, 2018 and October 31, 2017 consisted of the following:

	January 31, 2018	October 31, 2017
Packed coffee	$2,856,855	$2,242,714
Green coffee	10,195,549	12,317,394
Roasters and parts	294,654	286,515
Packaging supplies	1,730,259	1,463,949
Totals	$15,077,317	$16,310,572

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

(Unaudited)

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

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2018	October 31, 2017

Option Contracts	$(21,232)	$166,945
Future Contracts	(73,762)	(377,807)
Total Commodities	$(94,994)	$(210,862)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2018, the Company held 40 futures contracts (generally with terms of three to four months) for the purchase of 1,500,000 pounds of green coffee at a weighted average price of $1.22 per pound. The fair market value of coffee applicable to such contracts was $1.21 per pound at that date. At January 31, 2018, the Company held 140 options covering an aggregate of 5,250,000 pounds of green coffee beans at $1.22 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $105,000.

At October 31, 2017, the Company held 145 futures contracts (generally with terms of three to four months) for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound. The fair market value of coffee applicable to such contracts was $1.25 per pound at that date. At October 31, 2017, the Company did not have any options.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2017	2017
Gross realized gains	$130,946	$405,258
Gross realized losses	(413,335)	(460,018)
Unrealized gain	115,868	38,949
Total	$(166,521)	$(15,811)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

(Unaudited)

NOTE 8 - LINE OF CREDIT:

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. The A&R Loan Agreement and A&R Loan Facility have been extended to March 31, 2018. The Company has reached an agreement in principle for a new loan agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate to LIBOR plus 2 percent. The Company expects to enter into such agreement and facility on or before March 31, 2018 or extend the A&R Loan Agreement and A&R Loan Facility further until the terms of the new agreement and facility have been finalized.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions.

The A&R Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at January 31, 2018 and October 31, 2017.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of January 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $9,407,627 and $8,407,627, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

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

As of January 31, 2018 and October 31, 2017, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2018 and October 31, 2017, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Massachusetts, Michigan, New Jersey, New York, New York City, Oregon, Rhode Island, South Carolina, Virginia, and Texas state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2014. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2011. The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2012.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending October 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending October 31, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending October 31, 2018, will have a blended corporate tax rate of approximately 23 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The reduction of the corporate tax rate to 21% has caused the Company to reduce its deferred tax assets and liabilities. The effect of this discrete event had an immaterial effect on the basis condensed consolidated financial statements for the three months ended January 31, 2018.

The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments within one year after enactment date of the Tax Act.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,765,335 and 5,862,302 for the three months ended January 31, 2018 and 2017, respectively.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 25% of the Company’s sales were derived from four customers during the three months ended January 31, 2018. These customers also accounted for approximately $7,710,000 of the Company’s accounts receivable balance at January 31, 2018. Approximately 28% of the Company’s sales were derived from four customer during the three months ended January 31, 2017. These customers also accounted for approximately $3,744,000 of the Company’s accounts receivable balance at January 31, 2017. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2018, approximately 20% of the Company’s purchases were from four vendors. These vendors accounted for approximately $475,000 of the Company’s accounts payable at January 31, 2017. For the three months ended January 31, 2017, approximately 22% of the Company’s purchases were from four vendors. These vendors accounted for approximately $518,000 of the Company’s accounts payable at January 31, 2017. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2018 and 2017 of $111,668 and $111,062, respectively, for the processing of finished goods.

An employee of one of the top four vendors is a director of the Company. Purchases from that vendor totaled approximately $1,397,000 and $835,000 for the three months ended January 31, 2018 and 2017, respectively. The corresponding accounts payable balance to this vendor was approximately $291,000 and $0 at January 31, 2018 and 2017, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at January 31, 2018 and October 31, 2017 were $528,261 and $488,529, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

(Unaudited)

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 63,041 shares for $264,928 during the three months ended January 31, 2018. The Company purchased 57,367 shares for $247,382 during the year ended October 31, 2017.

b.	Share Repurchase Program. On January 24, 2014, the Company announced that the Board of Directors had approved a share repurchase program (the “2014 Share Repurchase Program”) pursuant to which the Company may repurchase up to $1 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2014 Share Repurchase Program may be discontinued or suspended at any time. The Company does not intend to make any further repurchases under the 2014 Share Repurchase Program and the 2014 Share Repurchase Program is terminated. As of October 31, 2016, pursuant to the terms of the 2014 Share Repurchase Program, the Company had repurchased 156,415 shares of outstanding common stock in an amount equal in value to $995,729. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 and 337,269 shares respectively for $15,829 and $1,754,878, respectively during the year ended October 31, 2017 and 2016. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 63,041 and 53,983 shares for $264,928 and $239,091 during the three months ended January 31, 2018 and for the year ended October 31, 2017, respectively.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts in the past. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase in our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 3, Quantitative and Qualitative Disclosures About Market Risk. If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $146,000 for the quarter ended January 31, 2018. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $151,000 for the quarter ended January 31, 2018.

●	The commodities held at broker represent the market value of our trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of January 31, 2018 of $179,958 may require a valuation allowance if we do not generate taxable income.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO and CFI which have been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO, SONO and CFI. At January 31, 2018 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2018
Customer list and relationships, net	$360,125
Trademarks	820,000
Other intangible assets	331,124
Goodwill	1,548,969
$3,060,218

Goodwill other intangibles and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period.

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

Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017

Net Sales. Net sales totaled $22,083,219 for the three months ended January 31, 2018, an increase of $2,450,852, or 12.5%, from $19,632,367 for the three months ended January 31, 2017. The increase in net sales reflects a gain of approximately $4.4 million in sales of branded and private label coffee to both new and existing customers.

Cost of Sales. Cost of sales for the three months ended January 31, 2018 was $18,287,657, or 82.8% of net sales, as compared to $16,500,776, or 84.1% of net sales, for the three months January 31, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects the change in the product mix as compared to the quarter ended January 31, 2017 and the inclusion of results of our subsidiary CFI which results were not included in the quarter ended January 31, 2017 since the transaction was completed in February 2017.

Gross Profit. Gross profit for the three months ended January 31, 2018 was $3,795,562, an increase of $663,971 from $3,131,591 for the three months ended January 31, 2017. Gross profit as a percentage of net sales increased to 17.2% for the three months ended January 31, 2018 from 15.9% for the three months ended January 31, 2017. The increase in gross profits resulted from improved margins on our wholesale and roasted business.

Operating Expenses. Total operating expenses increased by $387,755 to $2,906,936 for the three months ended January 31, 2018 from $2,519,181 for the three months ended January 31, 2017. The quarter ended January 31, 2018 included approximately $435,000 of selling and administrative expenses related to CFI, which was not included in the January 31, 2017 results since the transaction was completed in February 2017. Therefore, without the $435,000 of selling and administrative expenses related to CFI, our overall operating expenses would have been reduced by approximately $48,000.

Other Income (Expense). Other expense for the three months ended January 31, 2018 was $94,276, an increase of $50,284 from $43,992 for the three months ended January 31, 2017. The increase in other expense was attributable to an increase in interest expense of $34,766, a reduction in our interest income of $9,384 and our loss from our equity investments, during the three months ended January 31, 2018.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2018 totaled $213,764 compared to $171,113 for the three months ended January 31, 2017. The change was attributable to the difference in the gain for the quarter ended January 31, 2018 versus the gain in the quarter ended January 31, 2017.

Net Income. We had net income of $431,387 or $0.07 per share basic and diluted, for the three months ended January 31, 2018 compared to net income of $375,782, or $0.06 per share basic and diluted for the three months ended January 31, 2017. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2018, we had working capital of $20,688,138, which represented a $422,486 increase from our working capital of $20,265,652 as of October 31, 2017, and total stockholders’ equity of $25,118,008 which increased by $166,459 from our total stockholders’ equity of $24,951,549 as of October 31, 2017. Our working capital increased primarily due to increases of $996,143 in cash, $1,196,781 in accounts receivable, and decreases of $635,798 in accounts payable and accrued expenses and $115,868 in due to broker, which were partially offset by decreases of $1,233,255 in inventories, $65,665 in prepaid green coffee, $91,284 in prepaid expenses and other current assets, $130,510 in prepaid and refundable income taxes, and increases of $1,000,100 in our line of credit and $1,290 in income taxes payable. As of January 31, 2018, the outstanding balance on our line of credit was $9,407,627 compared to $8,407,527 as of October 31, 2017. Total stockholders’ equity increased due to our net income and was partially offset by our purchase of treasury stock.

On April 25, 2017, the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into the A&R Loan Agreement and A&R Loan Facility with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement, amongst other things.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the overadvance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. The A&R Loan Agreement and A&R Loan Facility have been extended to March 31, 2018. We have reached an agreement in principle for a new loan agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate to LIBOR plus 2 percent. We expect to enter into such agreement and facility on or before March 31, 2018 or extend the A&R Loan Agreement and A&R Loan Facility further until the terms of the new agreement and facility have been finalized.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions.

The A&R Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, as applicable were in compliance with all required financial covenants at January 31, 2018 and October 31, 2017.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of January 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $9,407,627 and $8,407,626, respectively.

For the three months ended January 31, 2018, our operating activities provided net cash of $406,423 as compared to the three months ended January 31, 2017 when operating activities provided net cash of $2,063,146. The decreased cash flow from operations for the three months ended January 31, 2018 was primarily due to our accounts receivable of $1,196,781 and $1,233,255 of inventories.

For the three months ended January 31, 2018, our investing activities used net cash of $145,452 as compared to the three months ended January 31, 2017 when net cash used by investing activities was $255,126. The decrease in our uses of cash in investing activities was due to our decreased outlays for equipment during quarter ended January 31, 2018.

For the three months ended January 31, 2018, our financing activities provided net cash of $735,172 compared to net cash used in financing activities of $2,199,900 for the three months ended March 31, 2017. The change in cash flow from financing activities for the three months ended January 31, 2018 was due to our decreased principal payments on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through January 31, 2019 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of January 31, 2018, our debt consisted of $9,407,627 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $12,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.0%). This loan is secured by all of our tangible and intangible assets.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some past reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC on January 29, 2018. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

At January 31, 2018, we held 40 futures contracts (generally with terms of three to four months) for the purchase of 1,500,000 pounds of green coffee at a weighted average price of $1.22 per pound. The fair market value of coffee applicable to such contracts was $1.21 per pound at that date. At January 31, 2018, we held 140 options covering an aggregate of 5,250,000 pounds of green coffee beans at $1.22 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $105,000.

At October 31, 2017, we held 145 futures contracts (generally with terms of three to four months) for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound. The fair market value of coffee applicable to such contracts was $1.25 per pound at that date. At October 31, 2017, we did not have any options.

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

There were no material changes during the quarter ended January 31, 2018 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC on January 29, 2018.

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

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 7, 2018.

Coffee Holding Co., Inc.

Date: March 7, 2018	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer