Form 10-Q
period 2018-04-30
COFFEE HOLDING CO INC
filed 2018-06-07
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

5,702,342 shares of common stock, par value $0.001 per share, are outstanding at June 6, 2018.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2018 AND OCTOBER 31, 2017

	April 30, 2018	October 31, 2017
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,232,113	$2,325,650
Accounts receivable, net of allowances of $144,000 for 2018 and 2017	13,931,417	13,441,802
Inventories	16,345,937	16,310,572
Prepaid green coffee	112,397	171,350
Prepaid expenses and other current assets	350,294	593,825
Prepaid and refundable income taxes	447,351	472,814
Due from broker	642,046
TOTAL CURRENT ASSETS	35,061,555	33,316,013

Machinery and equipment, at cost, net of accumulated depreciation of $5,895,426 and $5,557,899 for 2018 and 2017, respectively	2,831,939	2,439,338
Customer list and relationships, net of accumulated amortization of $87,500 and $72,250 for 2018 and 2017, respectively	352,500	367,750
Trademarks	820,000	820,000
Other intangible assets	331,124	331,124
Non-compete	150,000
Goodwill	2,548,969	1,794,265
Equity method investments	90,085	94,643
Deferred income tax asset	13,968	339,748
Deposits and other assets	522,633	497,529
TOTAL ASSETS	$42,722,773	$40,000,410

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,917,399	$4,430,626
Line of credit	12,207,727	8,407,527
Due to broker		210,862
Note payable	150,000
Income taxes payable	300	1,346
TOTAL CURRENT LIABILITIES	15,275,426	13,050,361

Deferred income tax liabilities	366,054	629,680
Deferred rent payable	241,261	240,379
Deferred compensation payable	513,633	488,529
TOTAL LIABILITIES	16,396,374	14,408,949

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,702,342 and 5,805,935 shares outstanding as of April 30 2018 and October 31, 2017, respectively	6,494	6,494
Additional paid-in capital	16,103,283	16,104,075
Retained earnings	13,287,726	12,345,490
Less: Treasury stock, 792,338 and 688,745 common shares, at cost as of April 30, 2018 and October 31, 2017, respectively	(3,942,508)	(3,504,510)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,454,995	24,951,549
Noncontrolling interest	871,404	639,912
TOTAL EQUITY	26,326,399	25,591,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,722,773	$40,000,410

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED APRIL 30, 2018 AND 2017

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
NET SALES	$44,277,116	$37,419,469	$22,193,898	$17,787,103

COST OF SALES (including $4.4 and $2.2 million of related party costs for the six months ended April 30, 2018 and 2017, respectively. Including $3.0 and $1.4 million for the three months ended April 30, 2018 and 2017, respectively.)	36,614,421	31,645,614	18,326,914	15,144,534

GROSS PROFIT	7,662,695	5,773,855	3,866,984	2,642,569

OPERATING EXPENSES:
Selling and administrative	5,570,082	4,715,679	2,833,248	2,365,395
Officers’ salaries	340,500	347,840	170,250	179,250
TOTAL	5,910,582	5,063,519	3,003,498	2,544,645

INCOME FROM OPERATIONS	1,752,113	710,336	863,486	97,924

OTHER INCOME (EXPENSE)
Interest income	7,737	23,389	4,690	10,958
Gain (loss) from equity method investment	(4,558)	252	257	(1,067)
Interest expense	(186,649)	(124,239)	(94,141)	(66,495)
TOTAL	(183,470)	(100,598)	(89,194)	(56,604)

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,568,643	609,738	774,292	41,320

Provision (benefit) for income taxes	394,916	135,220	181,152	(35,893)

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,173,727	474,518	593,140	77,213
Less: Net (income) attributable to the non-controlling interest	(231,491)	(96,999)	(82,291)	(75,476)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$942,236	$377,519	$510,849	$1,737

Basic and diluted earnings per share	$.16	$.06	$.09	$.00

Weighted average common shares outstanding:
Basic and diluted	5,743,967	5,862,722	5,721,635	5,862,123

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)

	2018	2017
OPERATING ACTIVITIES:
Net income	$1,173,727	$474,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,777	372,962
Unrealized (gain) loss on commodities	(852,908)	735,331
(Gain) loss on equity method investments	4,558	(252)
Deferred rent	882	4,582
Deferred income taxes	307,450	(340,077)
Changes in operating assets and liabilities:
Accounts receivable	(403,173)	3,024,956
Inventories	1,105,528	(407,059)
Prepaid expenses and other current assets	306,413	94,304
Prepaid green coffee	58,953	45,756
Prepaid and refundable income taxes	25,463	363,156
Accounts payable and accrued expenses	(1,513,226)	(1,298,619)
Deposits and other assets		4,156
Income taxes payable	(1,046)	25,511
Net cash provided by operating activities	565,398	3,099,225

INVESTING ACTIVITIES:
Cash paid for investment in subsidiary, net of cash acquired		(2,893,275)
Purchases of machinery and equipment	(280,128)	(386,666)
Cash paid for business acquisition	(2,740,217)
Net cash used in investing activities	(3,020,345)	(3,279,941)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,800,200	3,900,200
Purchase of treasury stock	(438,790)	(15,829)
Principal payments under bank line of credit		(3,465,000)
Net cash provided by financing activities	3,361,410	419,371

NET INCREASE IN CASH	906,463	238,655

CASH, BEGINNING OF PERIOD	2,325,650	3,227,981

CASH, END OF PERIOD	$3,232,113	$3,466,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$178,293	$121,000
Income taxes paid	$26,863	$74,826

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2018 AND 2017

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On April 24, 2018 Generations Coffee Company acquired the assets of Steep & Brew, Inc.:

Accounts receivable	$86,442
Inventory	1,140,893
Equipment	450,000
Prepaid expenses	62,882
Non-compete	150,000
Goodwill	1,000,000

Less: Note payable	150,000

Net cash paid	$2,740,217

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
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

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada and certain countries in Asia. Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers. The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia, Canada and China.

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2018, and results of operations for the three and six months ended April 30, 2018 and the cash flows for the six months ended April 30, 2018 as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(UNaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three and six months ended April 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”) Sonofresco, LLC (“SONO”) Comfort Foods, Inc (“CFI”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

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
APRIL 30, 2018
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

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not - for - profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted ASU 2015-17 during the quarter ended January 31, 2018, which did not have a material impact on its consolidated financial statements.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
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

NOTE 4 – BUSINESS ACQUISITION:

Pursuant to the terms of an Asset Purchase Agreement dated April 24, 2018 (the “Generations Agreement”), by and among Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc., Steep & Brew, Inc. (“the Seller”) a Wisconsin corporation and the stockholder of the Seller. GCC purchased substantially all the assets, including equipment, inventory, customer list and relationships (the “Assets”) of the Seller. This was accounted for as a business combination. GCC purchased the Assets for a purchase price consisting of $2,740,217 in cash and a Seller held promissory note for $150,000. The Seller held promissory note calls for two principal payments of $75,000 each. The first payment of principal only is due October 24, 2018 and the final payment is due April 24, 2019.

As part of the transaction, all of the employees of the Seller will be leased to GCC for a transitional period ending July 31, 2018 (or earlier date as may be agreed in writing between GCC and the Seller). In addition, on April 24, 2018, GCC entered into a three month advisory agreement (the “Advisory Agreement”), with one of the Seller’s executives (the “Executive”), on an independent contractor basis, to ensure continuity of the business and to continue to operate the business located in Wisconsin. After completion of the first three month term, the Advisory Agreement will automatically expire, subject to renewal by mutual agreement of the parties. Pursuant to the terms of the Advisory Agreement, the Executive is entitled to cash compensation of $7,000 per month, as well as reimbursement by GCC of the Executive of up to $815 per month for health insurance benefits for the Executive paid by the seller.

The Company has not yet completed its full analysis of the fair value of tangible assets acquired and liabilities assumed and the allocation of any excess acquisition cost over the fair value of the net tangible net assets acquired to any separately identifiable intangible assets. Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period (which is not to exceed one year from the acquisition date), the Company retrospectively adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 4 – BUSINESS ACQUISITION (cont’d):

The following table summarizes the assets purchased:

Assets acquired:
Accounts receivable	$86,442
Inventory	1,140,893
Equipment	450,000
Prepaid expenses	62,882
Non-compete	150,000
Goodwill	1,000,000
Assets acquired:	$2,890,217
Purchase of assets funded by:
Cash paid	$2,740,217
Note payable to seller	150,000
$2,890,217

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and six months ended April 30, 2018 and 2017 have been prepared as though the business acquisition had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017

Pro forma sales	$49,905,031	$43,360,087	$24,637,939	$20,786,149
Pro forma net income (loss)	$973,134	$430,107	$514,844	$(23,813)
Pro forma basic and diluted earnings per share	$.17	$.07	$.09	$.00

The operations have been included in the Company’s consolidated statement of operations since the date of the acquisition on April 24, 2018. The total revenue included for the period is $158,430.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 5 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $5,657 and $23,389 for the six months ended April 30, 2018 and 2017, respectively and $3,339 and $10,958 for the three months ended April 30, 2018 and 2017, respectively. The prepaid coffee balance was $112,397 at April 30, 2018 and $171,350 at October 31, 2017.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	April 30, 2018	October 31, 2017
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 7 - INVENTORIES:

Inventories at April 30, 2018 and October 31, 2017 consisted of the following:

	April 30, 2018	October 31, 2017
Packed coffee	$4,703,629	$2,242,714
Green coffee	10,087,326	12,317,394
Roasters and parts	294,410	286,515
Packaging supplies	1,260,572	1,463,949
Totals	$16,345,937	$16,310,572

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2018	October 31, 2017

Option Contracts	$163,699	$166,945
Future Contracts	478,347	(377,807)
Total Commodities	$642,046	$(210,862)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2018, the Company held 140 futures contracts (generally with terms of three to four months) for the purchase of 5,250,000 pounds of green coffee at a weighted average price of $1.17 per pound. The fair market value of coffee applicable to such contracts was $1.23 per pound at that date. At April 30, 2018, the Company did not have any options.

At October 31, 2017, the Company held 145 futures contracts (generally with terms of three to four months) for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound. The fair market value of coffee applicable to such contracts was $1.25 per pound at that date. At October 31, 2017, the Company did not have any options.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 8 - COMMODITIES HELD BY BROKER (cont’d):

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2018	2017
Gross realized gains	$134,849	$322,389
Gross realized losses	(545,296)	(40,883)
Unrealized gain (loss)	737,041	(774,280)
Total	$326,594	$(492,774)

	Six Months Ended April 30,
	2018	2017
Gross realized gains	$265,795	$727,648
Gross realized losses	(958,631)	(500,901)
Unrealized gain (loss)	852,909	(735,331)
Total	$160,073	$(508,584)

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 9 - LINE OF CREDIT:

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

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the over advance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. Also on April 25, 2017, SONO and CFI (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the A&R Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the Loan Agreement, as further defined in the Guaranty Agreement.

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent.

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

The A&R Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, were not in compliance with an intercompany loan restrictive covenant as of April 30, 2018. The Company requested and received from the lender, a waiver of such noncompliance.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 9 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $12,207,727 and $8,407,527, respectively.

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

As of April 30, 2018 and October 31, 2017, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2018 and October 31, 2017, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending October 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending October 31, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending October 31, 2018, will have a blended corporate tax rate of approximately 23%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The reduction of the corporate tax rate to 21% has caused the Company to reduce its deferred tax assets and liabilities. The effect of this discrete event had an immaterial effect on the condensed consolidated financial statements for the six and three months ended April 30, 2018.

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
APRIL 30, 2018
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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,743,967 and 5,721,635 for the six and three months ended April 30, 2018, respectively and 5,862,722 and 5,862,123 for the six and three months April 30, 2017, respectively.

NOTE 12 - ECONOMIC DEPENDENCY:

Approximately 20% of the Company’s sales were derived from five customers during the six months ended April 30, 2018. Approximately 26% of the Company’s sales were derived from four customers during the six months ended April 30, 2017. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2018, approximately 19% of the Company’s purchases were from six vendors. These vendors accounted for approximately $218,000 of the Company’s accounts payable at April 30, 2018. For the six months ended April 30, 2017, approximately 24% of the Company’s purchases were from four vendors. These vendors accounted for approximately $331,000 of the Company’s accounts payable at April 30, 2017. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 18% of the Company’s sales were derived from five customers during the three months ended April 30, 2018. Approximately 24% of the Company’s sales were derived from four customers during the three months ended April 30, 2017.

For the three months ended April 30, 2018, approximately 18% of the Company’s purchases were from six vendors. For the three months ended April 30, 2017, approximately 25% of the Company’s purchases were from four vendors.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2018 of $119,557 and $231,225, respectively, for the processing of finished goods.

An employee of one of the top six vendors is a director of the Company. Purchases from that vendor totaled approximately $4,434,000 and $3,036,000 for the six and three months ended April 30, 2018, respectively and $2,200,000 and $1,400,000 for the six and three months ended April 30, 2017, respectively. The corresponding accounts payable balance to this vendor was approximately $218,000 and $140,000 at April 30, 2018 and 2017, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2018 and October 31, 2017 were $513,633 and $488,529, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY:

Treasury stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in first-out method. The Company purchased 103,593 shares for $438,791 during the six months ended April 30, 2018. The Company purchased 57,367 shares for $247,382 during the year ended October 31, 2017.

Share Repurchase Program. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 and 337,269 shares respectively for $15,829 and $1,754,878, respectively during the year ended October 31, 2017 and 2016. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of its outstanding shares of common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2018
(Unaudited)

NOTE 14 - STOCKHOLDERS’ EQUITY (cont’d):

The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 103,593 and 53,983 shares for $438,791 and $239,091 during the six months ended April 30, 2018 and for the year ended October 31, 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;

●	our success in expanding our market presence in new geographic regions;

●	the effectiveness of our hedging policy may impact our profitability;

●	the success of our joint ventures and acquisitions;

●	our success in implementing our business strategy or introducing new products;

●	our ability to attract and retain customers;

●	our ability to obtain additional financing;

●	the effects of competition from other coffee manufacturers and other beverage alternatives;

●	the impact to the operations of our Colorado facility;

●	general economic conditions and conditions which affect the market for coffee;

●	the macro global economic environment;

●	our ability to maintain and develop our brand recognition;

●	the impact of rapid or persistent fluctuations in the price of coffee beans;

●	fluctuations in the supply of coffee beans;

●	the volatility of our common stock; and

●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly-owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. The Company paid $2.3 million in cash for 100% of the capital stock of CFI. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $139,000 for the quarter ended April 30, 2018. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory writedown would have decreased operating income by approximately $163,000 for the quarter ended April 30, 2018.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. Accordingly, our net deferred tax asset as of April 30, 2018 of $141,610 may require a valuation allowance if we do not generate taxable income.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and GCC which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO and SONO. At April 30, 2018 our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2018
Customer list and relationships, net	$352,500
Trademarks	820,000
Non compete	150,000
Other intangible assets	331,124
Goodwill	2,548,969

$4,202,593

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

Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

Net Sales. Net sales totaled $22,193,898 for the three months ended April 30, 2018, an increase of $4,406,795, or 24.8%, from $17,787,103 for the three months ended April 30, 2017. The increase in net sales reflects our increased sales of branded and private label coffee and wholesale green beans to both new and existing customers.

Cost of Sales. Cost of sales for the three months ended April 30, 2018 was $18,326,914, or 82.6% of net sales, as compared to $15,144,534, or 85.1% of net sales, for the three months April 30, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects the change in the product mix as compared to the quarter ended April 30, 2017 and the inclusion of results of our subsidiary CFI which results were partially included in the quarter ended April 30, 2017.

Gross Profit. Gross profit for the three months ended April 30 2018 was $3,866,984, an increase of $1,224,415 from $2,642,569 for the three months ended April 30, 2017. Gross profit as a percentage of net sales increased to 17.4% for the three months ended April 30, 2018 from 14.9% for the three months ended April 30, 2017. The increase in gross profits resulted from improved margins on our wholesale and roasted business.

Operating Expenses. Total operating expenses increased by $458,853 to $3,003,498 for the three months ended April 30, 2018 from $2,544,645 for the three months ended April 30, 2017. We incurred increases in shipping expenses of $302,477 due to our increased sales for the quarter, salary expense of $19,753, commission expense of $38,239, $69,484 in professional fees expense and $18,927 in insurance expense. These increases are all the result of our reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the three months ended April 30, 2018 was $89,194, an increase of $32,590 from $56,604 for the three months ended April 30, 2017. The increase in other expense was attributable to an increase in interest expense of $27,646 and a reduction in our interest income of $6,268, partially offset by an increase in our equity method investment of $1,324.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2018 totaled $181,152 compared to a benefit of $35,893 for the three months ended April 30, 2017. The change was attributable to the difference in the gain for the quarter ended April 30, 2018 as compared to the gain in the quarter ended April 30, 2017.

Net Income. We had net income of $510,849 or $0.09 per share basic and diluted, for the three months ended April 30, 2018 compared to net income of $1,737, or $0.00 per share basic and diluted for the three months ended April 30, 2017. The increase in net income was due primarily to the reasons described above.

Six Months Ended April 30, 2018 Compared to the Six Months Ended April 30, 2017

Net Sales. Net sales totaled $44,277,116 for the six months ended April 30, 2018, an increase of $6,857,647, or 18.3%, from $37,419,469 for the six months ended April 30, 2017. The increase in net sales reflects our increased sales of branded and private label coffee and wholesale green beans to both new and existing customers.

Cost of Sales. Cost of sales for the six months ended April 30, 2018 was $36,614,421, or 82.7% of net sales, as compared to $31,645,614, or 84.6% of net sales, for the six months April 30, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales reflects the change in the product mix as compared to the six months ended April 30, 2017 and the inclusion of results of our subsidiary CFI which results were partially included for the six months ended April 30, 2017.

Gross Profit. Gross profit for the six months ended April 30 2018 was $7,662,695, an increase of $1,888,840 from $5,773,855 for the six months ended April 30, 2017. Gross profit as a percentage of net sales increased to 17.3% for the six months ended April 30, 2018 from 15.4% for the six months ended April 30, 2017. The increase in gross profits resulted from improved margins on our wholesale and roasted business.

Operating Expenses. Total operating expenses increased by $847,063 to $5,910,582 for the six months ended April 30, 2018 from $5,063,519 for the six months ended April 30, 2017. Operating expenses for the six months ended April 30, 2018 included approximately $825,020 of selling and administrative expenses from our subsidiary “CFI”, which represents an entire six months of operations. An increase of $577,451 from $247,569, which only represented approximately a two month period of operations ended April 30, 2017. CFI, was acquired on February 23, 2017. Therefore, operating expenses increased $188,248.

Other Income (Expense). Other expense for the six months ended April 30, 2018 was $183,470, an increase of $82,872 from $100,598 from the six months ended April 30, 2017. The increase in other expense was attributable to an increase in interest expense of $62,410, a decrease in our equity method investment of $4,810 and a decrease in interest income of $15,652.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2018 totaled $394,916 compared to a provision of $135,220 for the six months ended April 30, 2017. The change was attributable to the difference in the gain for the six months ended April 30, 2018 as compared to the gain in the six months ended April 30, 2017.

Net Income. We had net income of $942,236 or $0.16 per share basic and diluted, for the six months ended April 30, 2018 compared to net income of $377,519, or $0.06 per share basic and diluted for the six months ended April 30, 2017. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2018, we had working capital of $19,786,129, which represented a $479,523 decrease from our working capital of $20,265,652 as of October 31, 2017, and total stockholders’ equity of $25,454,995 which increased by $503,446 from our total stockholders’ equity of $24,951,549 as of October 31, 2017. Our working capital decreased primarily due to decreases of $58,953 in prepaid green coffee, $243,531 in prepaid expenses and other current assets, $25,463 in prepaid and refundable income taxes, increases of $3,800,200 in our line of credit, $27,284 in deferred income tax liabilities, partially offset by increases of $906,463 in cash, $489,615 in accounts receivable, $35,365 in inventories, $852,908 due from broker and decreases of $1,363,227 in accounts payable and accrued expenses and $1,046 in income taxes payable. As of April 30, 2018, the outstanding balance on our line of credit was $12,207,727 compared to $8,407,527 as of October 31, 2017. Total stockholders’ equity increased due to our net income and was partially offset by our purchase of treasury stock.

Pursuant to the A&R Loan Agreement, the terms of each of the Company Financing Agreement and the OPTCO Financing Agreement were amended and restated to, among other things: (i) provide for a new Maturity Date of February 28, 2018; (ii) consolidate the principal amounts of the Company Financing Agreement and the OPTCO Financing Agreement to provide for a maximum principal amount limit of $12,000,000 for the Borrowers, collectively, provided that OPTCO is limited to a $3,000,000 maximum principal amount sublimit; (iii) expand the borrowing base to include, along with 85% of eligible accounts receivable, up to the lesser of $2,000,000 as to the Company and $1,500,000 as to OPTCO; (iv) effective March 1, 2017, converted the interest rate on the average unpaid balance of the A&R Loan Facility from an interest rate per annum equal to the Wall Street Journal Prime Rate to an interest rate per annum equal to the sum of the LIBOR rate plus 2.4%; (v) require the Company and OPTCO to pay, collectively, upon the occurrence of certain termination events, a prepayment premium of 1.0% (as opposed to the 0.5% under the OPTCO Financing Agreement) of the maximum amount of the A&R Loan Facility in effect as of the date of the termination event; (vi) eliminate the over advance fee; and (vii) establish a Letter of Credit Facility (as defined in the A&R Loan Agreement) with a maximum obligation amount of $1,000,000, and subject to other terms and conditions described therein. Also on April 25, 2017, SONO and CFI (collectively referred to herein as the “Guarantors”), entered into a Guaranty Agreement (the “Guaranty Agreement”) in connection with the A&R Loan Agreement. The Guaranty Agreement was provided as an inducement to Sterling to extend credit to Borrowers in exchange for the Guarantors’ unconditional guarantee of the payment and performance obligations of the Borrowers under the Loan Agreement, as further defined in the Guaranty Agreement.

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent.

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

The A&R Loan Facility also requires that we maintain a minimum working capital at all times, and the A&R Loan Agreement requires that the Borrowers, on a consolidated basis, maintain a minimum working capital at all times and achieve a minimum net profit amount as of fiscal year end during the term of the A&R Loan Agreement. The Company and OPTCO, were not in compliance with an intercompany loan restrictive covenant as of April 30, 2018. The bank has waived such noncompliance.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $12,207,727 and $8,407,527, respectively.

For the six months ended April 30, 2018, our operating activities provided net cash of $565,398 as compared to the six months ended April 30, 2017 when operating activities provided net cash of $3,099,225. The decreased cash flow from operations for the six months ended April 30, 2018 was primarily due to our accounts receivable and unrealized gains partially offset by our net income and deferred income taxes.

For the six months ended April 30, 2018, our investing activities used net cash of $3,020,345 as compared to the six months ended April 30, 2017 when net cash used by investing activities was $3,279,941. The decrease in our uses of cash in investing activities was due to the purchase of CFI during the six months ended April 30, 2017, partially offset by an increase in our outlays for equipment.

For the six months ended April 30, 2018, our financing activities provided net cash of $3,361,410 as compared to the six months ended April 30, 2017 when net cash provided by financing activities was $419,371. The change in cash flow from financing activities for the six months ended April 30, 2018 was due to our increased net principal advances on our line of credit of $3,465,000 partially offset by our increased purchases of treasury stock.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through April 30, 2019 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of April 30, 2018, our debt consisted of $12,207,727 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently approximately 3.9%). This loan is secured by all of our tangible and intangible assets.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some past recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC on January 29, 2018. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

At April 30, 2018, the Company held 140 futures contracts (generally with terms of three to four months) for the purchase of 5,250,000 pounds of green coffee at a weighted average price of $1.17 per pound. The fair market value of coffee applicable to such contracts was $1.23 per pound at that date. At April 30, 2018, the Company did not have any options.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 40,552 shares of our common stock during the three months ended April 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 1, 2018 to February 28, 2018	11,917	$4.16	128,941	$1,447,192
March 1, 2018 to March 31, 2018	15,669	$4.35	144,610	$1,379,097
April 1, 2018 to April 30, 2018	12,966	$4.34	157,576	$1,322,869
Total	40,552	4.28	157,576	$1,322,869

(1)	On September 13, 2017, we announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - MINE SAFETY DISCLOSURES.

None.

ITEM 5 - OTHER INFORMATION.

None.

ITEM 6 - EXHIBITS.

10.1 Loan Modification Agreement and Waiver, dated March 23, 2018, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC, and Sterling National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 27, 2018).

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

Coffee Holding Co., Inc.

Date: June 7, 2018	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer