Form 10-Q
period 2018-07-31
COFFEE HOLDING CO INC
filed 2018-09-14
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,620,767 shares of common stock, par value $0.001 per share, are outstanding at September 12, 2018.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2018 AND OCTOBER 31, 2017

	July 31, 2018	October 31, 2017
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$5,080,021	$2,325,650
Accounts receivable, net of allowances of $144,000 for 2018 and 2017	8,610,384	13,441,802
Inventories	15,210,573	16,310,572
Prepaid green coffee		171,350
Prepaid expenses and other current assets	707,332	593,825
Prepaid and refundable income taxes	293,966	472,814
TOTAL CURRENT ASSETS	29,902,276	33,316,013

Machinery and equipment, at cost, net of accumulated depreciation of $6,079,588 and $5,557,899 for 2018 and 2017, respectively	2,667,203	2,439,338
Customer list and relationships, net of accumulated amortization of $95,125 and $72,250 for 2018 and 2017, respectively	344,875	367,750
Trademarks	820,000	820,000
Other intangible assets	331,124	331,124
Non-compete	150,000
Goodwill	2,794,265	1,794,265
Equity method investments	90,284	94,643
Deferred income tax asset	569,250	339,748
Deposits and other assets	527,303	497,529
TOTAL ASSETS	$38,196,580	$40,000,410

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,732,107	$4,430,626
Line of credit	7,148,762	8,407,527
Due to broker	528,038	210,862
Note payable	150,000
Income taxes payable	7,235	1,346
TOTAL CURRENT LIABILITIES	10,566,142	13,050,361

Deferred income tax liabilities	862,932	629,680
Deferred rent payable	241,702	240,379
Deferred compensation payable	518,303	488,529
TOTAL LIABILITIES	12,189,079	14,408,949

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,620,767 and 5,805,935 shares outstanding as of July 31, 2018 and October 31, 2017, respectively	6,494	6,494
Additional paid-in capital	16,104,075	16,104,075
Retained earnings	13,303,416	12,345,490
Less: Treasury stock, 873,913 and 688,745 common shares, at cost as of July 31, 2018 and October 31, 2017, respectively	(4,398,877)	(3,504,510)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,015,108	24,951,549
Noncontrolling interest	992,393	639,912
TOTAL EQUITY	26,007,501	25,591,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,196,580	$40,000,410

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
NET SALES	$67,717,019	$55,398,538	$23,439,903	$17,979,068

COST OF SALES (including $7.0 and $4.8 million of related party costs for the nine months ended July 31, 2018 and 2017, respectively. Including $2.6 and $2.6 million for the three months ended July 31, 2018 and 2017, respectively.)	56,263,183	46,469,896	19,648,710	14,903,594

GROSS PROFIT	11,453,836	8,928,642	3,791,193	3,075,474

OPERATING EXPENSES:
Selling and administrative	8,905,830	7,517,062	3,352,268	2,716,393
Officers’ salaries	510,750	527,090	170,250	179,250
TOTAL	9,416,580	8,044,152	3,522,518	2,895,643

INCOME FROM OPERATIONS	2,037,256	884,490	268,675	179,831

OTHER INCOME (EXPENSE)
Interest income	11,170	29,381	3,433	5,993
(Loss) gain from equity method investment	(4,359)	(71)	199	(322)
Interest expense	(286,555)	(192,317)	(99,906)	(68,079)
TOTAL	(279,744)	(163,007)	(96,274)	(62,408)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,757,512	721,483	172,401	117,423

Provision for income taxes	447,105	153,453	35,721	23,911

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,310,407	568,030	136,680	93,512
Less: Net (income) attributable to the non-controlling interest	(352,481)	(157,711)	(120,990)	(60,712)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$957,926	$410,319	$15,690	$32,800

Basic and diluted earnings per share	$.17	$.07	$.00	$.01

Weighted average common shares outstanding:
Basic and diluted	5,720,360	5,861,777	5,673,914	5,859,918

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)

	2018	2017
OPERATING ACTIVITIES:
Net income	$1,310,407	$568,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544,564	573,447
Unrealized loss (gain) on commodities	317,176	(643,834)
Loss on equity method investments	4,359	70
Deferred rent	1,323	6,872
Deferred income taxes	3,750	178,460
Changes in operating assets and liabilities:
Accounts receivable	4,917,860	3,684,724
Inventories	2,240,892	(270,523)
Prepaid expenses and other current assets	(50,625)	(53,740)
Prepaid green coffee	171,350	155,323
Prepaid and refundable income taxes	178,848	(315,962)
Accounts payable and accrued expenses	(1,698,518)	(1,434,462)
Deposits and other assets		59,640
Income taxes payable	5,889	(1,050)
Net cash provided by operating activities	7,947,275	2,506,995

INVESTING ACTIVITIES:
Purchases of business net of cash acquired	-	(2,893,275)
Cash paid for business acquisition	(2,740,217)	-
Purchases of machinery and equipment	(299,554)	(586,098)
Net cash used in investing activities	(3,039,771)	(3,479,373)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,800,300	4,512,950
Purchase of treasury stock	(894,368)	(15,829)
Principal payments under bank line of credit	(5,059,065)	(4,065,000)
Net cash (used in) provided by financing activities	(2,153,133)	432,121

NET INCREASE DECREASE IN CASH	2,754,371	(540,257)

CASH, BEGINNING OF PERIOD	2,325,650	3,227,981

CASH, END OF PERIOD	$5,080,021	$2,687,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$285,603	$189,933
Income taxes paid	$245,838	$281,538

See notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2018 AND 2017

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
On February 23, 2017 Coffee Holding Co., Inc. acquired the stock of Comfort Foods, Inc.:

Accounts receivable	$584,918
Inventory	1,116,906
Equipment	229,597
Prepaid expenses	32,681
Customer lists	170,000
Goodwill	1,359,502
Other asset	26,551

Less: liabilities	626,880

Net cash paid	$2,893,275

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018
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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2018, and results of operations for the three and nine months ended July 31, 2018 and the cash flows for the nine months ended July 31, 2018 as applicable, have been made.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018
(UNaudited)

NOTE 2 - BASIS OF PRESENTATION (cont’d):

The results of operations for the three and nine months ended July 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company will adopt the new standard on November 1, 2018 and currently plans to use the modified rtrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream, the Company does not expect significant differences. However, the Company’s analysis is preliminary and subject to change. The Company has not completed its assessment of multiple arrangements and certain discount and trade promotion programs.

COFFEE HOLDING CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018
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
JULY 31, 2018
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

JULY 31, 2018

(Unaudited)

NOTE 4 – BUSINESS ACQUISITION (cont’d):

The following table summarizes the provisional amouts of assets purchased:

Assets acquired:
Accounts receivable	$86,442
Inventory	1,140,893
Equipment	450,000
Prepaid expenses	62,882
Non-compete	150,000
Goodwill	1,000,000
Assets acquired:	$2,890,217
Purchase of assets funded by:
Cash paid	$2,740,217
Note payable to seller	150,000
$2,890,217

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the nine months ended July 31, 2018 and 2017 and the three months ended July 31, 2017, have been prepared as though the business acquisition had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2017

Pro forma sales	$77,962,356	$64,418,901	$21,121,957
Pro forma net income (loss)	$839,087	$423,340	$5,581
Pro forma basic and diluted earnings per share	$.15	$.07	$.00

The operations have been included in the Company’s consolidated statement of operations since the date of the acquisition on April 24, 2018. The total revenue included for the nine months is $2,984,984, and the net income included for the nine months is $157,443.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

NOTE 5 - PREPAID GREEN COFFEE:

The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $6,868 and $29,377 for the nine months ended July 31, 2018 and 2017, respectively. The prepaid coffee balance was $0 at July 31, 2018 and $171,350 at October 31, 2017.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	July 31, 2018	October 31, 2017
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 7 - INVENTORIES:

Inventories at July 31, 2018 and October 31, 2017 consisted of the following:

	July 31, 2018	October 31, 2017
Packed coffee	$3,403,238	$2,242,714
Green coffee	9,747,978	12,317,394
Roasters and parts	251,129	286,515
Packaging supplies	1,808,228	1,463,949
Totals	$15,210,573	$16,310,572

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

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

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2018	October 31, 2017

Option Contracts	$56,768	$166,945
Future Contracts	(584,805)	(377,807)
Total Commodities	$(528,038)	$(210,862)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2018, the Company held 131 futures contracts (generally with terms of three to four months) for the purchase of 4,912,500 pounds of green coffee at a weighted average price of $1.159 per pound. The fair market value of coffee applicable to such contracts was $1.099 per pound at that date. At July 31, 2018, the Company did not have any options.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

NOTE 8 - COMMODITIES HELD BY BROKER (cont’d):

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2018	2017
Gross realized gains	$369,233	$323,196
Gross realized losses	(414,476)	(1,129,690)
Unrealized gain (loss)	(1,170,086)	1,379,165
Total	$(1,215,329)	$572,671

	Nine Months Ended July 31,
	2018	2017
Gross realized gains	$635,029	$1,050,844
Gross realized losses	(1,373,107)	(1,630,591)
Unrealized gain (loss)	(317,177)	643,834
Total	$(1,055,255)	$64,087

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

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

JULY 31, 2018

(Unaudited)

NOTE 9 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of July 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $7,148,762 and $8,407,527, respectively.

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

As of July 31, 2018 and October 31, 2017, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2018 and October 31, 2017, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending October 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending October 31, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending October 31, 2018, will have a blended corporate tax rate of approximately 23%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The reduction of the corporate tax rate to 21% has caused the Company to reduce its deferred tax assets and liabilities. The effect of this discrete event had an immaterial effect on the condensed consolidated financial statements for the nine and three months ended July 31, 2018.

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

JULY 31, 2018

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,720,360 and 5,673,914 for the nine and three months ended July 31, 2018, respectively and 5,861,777 and 5,859,918 for the nine and three months July 31, 2017, respectively.

NOTE 12 - ECONOMIC DEPENDENCY:

Approximately 27% of the Company’s sales were derived from five customers during the nine months ended July 31, 2018. Approximately 25% of the Company’s sales were derived from four customers during the nine months ended July 31, 2017. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2018, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $278,000 of the Company’s accounts payable at July 31, 2018. For the nine months ended July 31, 2017, approximately 39% of the Company’s purchases were from eight vendors. These vendors accounted for approximately $354,000 of the Company’s accounts payable at July 31, 2017. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 20% of the Company’s sales were derived from five customers during the three months ended July 31, 2018. Approximately 24% of the Company’s sales were derived from four customers during the three months ended July 31, 2017.

For the three months ended July 31, 2018, approximately 22% of the Company’s purchases were from six vendors. For the three months ended July 31, 2017, approximately 27% of the Company’s purchases were from four vendors.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2018 of $112,458 and $343,683, respectively, for the processing of finished goods.

An employee of one of the top six vendors is a director of the Company. Purchases from that vendor totaled approximately $6,989,000 and $2,555,000 for the nine and three months ended July 31, 2018, respectively and $4,788,000 and $2,587,000 for the nine and three months ended July 31, 2017, respectively. The corresponding accounts payable balance to this vendor was approximately $221,000 and $72,000 at July 31, 2018 and 2017, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2018 and October 31, 2017 were $518,303 and $488,529, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY:

Treasury stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in first-out method. The Company purchased 185,168 shares for $894,368 during the nine months ended July 31, 2018. The Company purchased 57,367 shares for $247,382 during the year ended October 31, 2017.

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

JULY 31, 2018

(Unaudited)

NOTE 14 - STOCKHOLDERS’ EQUITY (cont’d):

The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 185,168 and 53,983 shares for $894,368 and $239,091 during the nine months ended July 31, 2018 and for the year ended October 31, 2017, respectively.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $86,000 for the quarter ended July 31, 2018. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $152,000 for the quarter ended July 31, 2018.

●	The commodities held at broker represent the market value of our trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and GCC which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer list and relationships and trademarks acquired from OPTCO and SONO. At July 31, 2018 our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2018
Customer list and relationships, net	$344,875
Trademarks	820,000
Non compete	150,000
Other intangible assets	331,124
Goodwill	2,794,265

$4,440,264

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

Because we are a single reporting unit, the closing price of our common stock on the Nasdaq Capital Market as of the acquisition date was used as a basis to measure the fair value of goodwill. Goodwill and the intangible assets will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

Net Sales. Net sales totaled $23,439,903 for the three months ended July 31, 2018, an increase of $5,460,835, or 30.4%, from $17,979,068 for the three months ended July 31, 2017. This increase includes approximately $2,827,000 of net sales from the operations of Steep & Brew, which was acquired in April 2018 by Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc. Therefore, organic sales growth was $2,633,835 or 14.6%. The increase in our net sales reflects our continued increased sales of branded and private label coffee and wholesale green beans to both new and existing customers.

Cost of Sales. Cost of sales for the three months ended July 31, 2018 was $19,648,710, or 83.8% of net sales, as compared to $14,903,594, or 82.9% of net sales, for the three months July 31, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and sales generated by the Steep & Brew acquisition which results were not included in the quarter ended July 31, 2017.

Gross Profit. Gross profit for the three months ended July 31 2018 was $3,791,193, an increase of $715,719 from $3,075,474 for the three months ended July 31, 2017. Gross profit as a percentage of net sales decreased to 16.2% for the three months ended July 31, 2018 from 17.1% for the three months ended July 31, 2017. The decrease in gross profits resulted from the increase in freight and shipping costs, our integration of Steep & Brew and and changes in the coffee prices, which resulted in our recognition of approximately $1,170,000 of unrealized hedging losses during the quarter ended July 31, 2018.

Operating Expenses. Total operating expenses increased by $626,875 to $3,522,518 for the three months ended July 31, 2018 from $2,895,643 for the three months ended July 31, 2017. Operating expenses for the three months ended July 31, 2018 included approximately $723,000 of selling and administrative expenses resulting from the Steep & Brew acquisition, which occurred in April 2018. Therefore, our selling and administrative expenses from our legacy businesses decreased by approximately $96,000 for the quarter ended July 31, 2018. The Steep & Brew new expenditures was the result of our continued dedication to our growth and expansion strategy.

Other Income (Expense). Other expense for the three months ended July 31, 2018 was $96,274, an increase of $33,866 from $62,408 for the three months ended July 31, 2017. The increase in other expense was attributable to an increase in interest expense of $31,827 and a reduction in our interest income of $2,560, partially offset by an increase in our equity method investment of $521.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2018 totaled $35,721 compared to $23,721 for the three months ended July 31, 2017. The change was attributable to the difference in the gain from our subsidiary for the quarter ended July 31, 2018 as compared to the gain in the quarter ended July 31, 2017.

Net Income. We had net income of $15,690 or $0.00 per share basic and diluted, for the three months ended July 31, 2018 compared to net income of $32,800, or $0.01 per share basic and diluted for the three months ended July 31, 2017. The decrease in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2018 Compared to the Nine Months Ended July 31, 2017

Net Sales. Net sales totaled $67,717,019 for the nine months ended July 31, 2018, an increase of $12,318,481, or 22.2%, from $55,398,538 for the nine months ended July 31, 2017. This increase includes approximately $2,985,000 of net sales from the operations of Steep & Brew, which was acquired in April 2018 by Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc. Therefore, organic sales growth was $9,333,480 or 16.8%. The increase in our net sales reflects our continued increased sales of branded and private label coffee and wholesale green beans to both new and existing customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2018 was $56,263,183, or 83.1% of net sales, as compared to $46,469,896, or 83.9% of net sales, for the nine months ended July 31, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and sales generated by the Steep & Brew acquisition which results were not included in the nine months ended July 31, 2017.

Gross Profit. Gross profit for the nine months ended July 31 2018 was $11,453,836, an increase of $2,525,194 from $8,928,642 for the nine months ended July 31, 2017. Gross profit as a percentage of net sales increased to 16.9% for the nine months ended July 31, 2018 from 16.1% for the nine months ended July 31, 2017. The increase in gross profits resulted from increased and improved margins on our wholesale and roasted business, partially offset by the change in the coffee market and the increase in freight and shipping costs.

Operating Expenses. Total operating expenses increased by $1,372,428 to $9,416,580 for the nine months ended July 31, 2018 from $8,044,152 for the nine months ended July 31, 2017. Operating expenses for the nine months ended July 31, 2018 included approximately $779,000 of selling and administrative expenses resulting from the Steep & Brew acquisition, which occurred in April and approximately $449,000 of additional expenses from out legacy business from our subsidiary “CFI” which acquired in February 2017. Therefore, our selling and administrative expenses increased by approximately $144,000 for the nine months ended July 31, 2018. The Steep & Brew new expenditures was the result of our continued reinvestment in our growth and expansion strategy.

Other Income (Expense). Other expense for the nine months ended July 31, 2018 was $279,742, an increase of $116,735 from $163,007 from the nine months ended July 31, 2017. The increase in other expense was attributable to an increase in interest expense of $94,237, a decrease in our equity method investment of $4,288 and a decrease in interest income of $18,210.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2018 totaled $447,105 compared to a provision of $153,453 for the nine months ended July 31, 2017. The change was attributable to our higher gross profit partially offset by our higher operating expenses and the increased gain from our subsidiary for the nine months ended July 31, 2018 as compared to the gain in the nine months ended July 31, 2017.

Net Income. We had net income of $957,926 or $0.17 per share basic and diluted, for the nine months ended July 31, 2018 compared to net income of $410,319, or $0.07 per share basic and diluted for the nine months ended July 31, 2017. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2018, we had working capital of $19,336,134, which represented a $929,518 decrease from our working capital of $20,265,652 as of October 31, 2017, and total stockholders’ equity of $25,015,108, which increased by $63,559 from our total stockholders’ equity of $24,951,549 as of October 31, 2017. Our working capital decreased primarily due to decreases of $4,831,418 in accounts receivable, $1,099,999 in inventories, $171,350 in prepaid green coffee, $178,848 in prepaid and refundable income taxes, increases of $317,176 in due from broker, $150,000 in note payable and $5,889 income taxes payable partially offset by increases of $2,754,371 in cash, $113,507 in prepaid expenses and other current assets, decreases of $1,698,519 in accounts payable and accrued expenses and $1,258,765 in our line of credit. As of July 3, 2018, the outstanding balance on our line of credit was $7,148,762 compared to $8,407,527 as of October 31, 2017. Total stockholders’ equity increased due to our net income and was partially offset by our purchase of treasury stock. $894,367.

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

As of July 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $7,148,762 and $8,407,527, respectively.

For the nine months ended July 31, 2018, our operating activities provided net cash of $7,947,275 as compared to the nine months ended July 31, 2017 when operating activities provided net cash of $2,506,995. The increased cash flow from operations for the nine months ended July 31, 2018 was primarily due to our accounts receivable, inventories and unrealized gains partially offset by our accounts payable and deferred income taxes.

For the nine months ended July 31, 2018, our investing activities used net cash of $3,039,771 as compared to the nine months ended July 31, 2017 when net cash used by investing activities was $3,479,373. The decrease in our uses of cash in investing activities was due to the purchase of Steep & Brew during the nine months ended July 31, 2017, partially offset by a decrease in our outlays for equipment.

For the nine months ended July 31, 2018, our financing activities used net cash of $2,153,133 as compared to the nine months ended July 31, 2017 when net cash provided by financing activities was $432,121. The change in cash flow from financing activities for the nine months ended July 31, 2018 was due to our increased net principal payments on our line of credit of $994,065 and our increased treasury stock purchases of $878,538, partially offset by our decreased advances on our line of credit of $712,650.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through July 31, 2019 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of July 31, 2018, our debt consisted of $7,148,762 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently approximately 3.9%). This loan is secured by all of our tangible and intangible assets.

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

At July 31, 2018, the Company held 131 futures contracts (generally with terms of three to four months) for the purchase of 4,912,500 pounds of green coffee at a weighted average price of $1.159 per pound. The fair market value of coffee applicable to such contracts was $1.099 per pound at that date. At July 31, 2018, the Company did not have any options.

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

ITEM 1A - RISK FACTORS.

There were no material changes during the quarter ended July 31, 2018 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC on January 29, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We repurchased 81,575 shares of our common stock during the three months ended July 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 1, 2018 to May 31, 2018	0	$		157,576	$1,322,869
June 1, 2018 to June 30, 2018	42,358		$5.65	199,934	$1,083,587
July 1, 2018 to July 31, 2018	39,217		$5.52	239,151	$867,293
Total	185,168		5.58	239,151	$867,293

(1)	On September 13, 2017, we announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time.

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

Coffee Holding Co., Inc.

Date: September 14, 2018	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer