Form 10-K
period 2018-10-31
COFFEE HOLDING CO INC
filed 2019-01-29
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Large accelerated filer [ ]	Non-accelerated filer [X]	Accelerated filer [ ]	Smaller Reporting Company [X]

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2018, was $23,836,166.

As of January 20, 2019, the registrant had 5,569,349 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2018, are incorporated by reference in Part III of this Form 10-K.

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

On April 24, 2018, pursuant to an Asset Purchase Agreement, by and among Generations Coffee Company, LLC (“GCC”) the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. and Steep & Brew, Inc. (“the Seller”) a Wisconsin corporation and the stockholder of the Seller. GCC purchased substantially all the assets, including equipment, inventory, customer lists and relationships of the seller.

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

Wholesale Green Coffee Market Presence. As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 739% from 150 to 1,259. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees and Datteral specialty Brazil coffees along the east coast of the United States. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

Diverse Portfolio of Differentiated Branded Coffees. We have amassed a portfolio of eight proprietary name brands sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended and flavored coffees. In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W trademark in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform to add additional name brands through acquisition or licensing agreements which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry. We have been a family-operated business for three generations. Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 36 and 38 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2018, we supplied coffee under approximately 29 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Premier Roasters, a line of high quality retail and foodservice products packed in composite cans and poly bags; and

Harmony Bay, an upscale line of both flavored beans and bags incorporating an array of unique flavors including hazelnut and winterspice.

Other Products

We also offer several niche products, including:

●	tea;

●	cold brew; and

●	table-top coffee roasters.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.92 to $2.25. The price for coffee beans on the commodities market as of October 31, 2018 and 2017 was $1.12 and $1.25 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2018 and 2017, approximately 26% and 50%, respectively of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $9.1 million, or 13%, in 2018, and $6.7 million, or 10%, in 2017, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales, as further explained in Note 2 of the Notes to the Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

Trademarks and Tradename

We hold trademarks, registered with the United States Patent and Trademark Office, for all eight of our proprietary coffee brands and an exclusive license for S&W, IL CLASSICO brands for sale in the United States. Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations. We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States (according to Supermarket News). We sell wholesale green coffee to Keurig Green Mountain, Inc. “GMCR”. Sales to GMCR accounted for approximately $8.9 million or approximately 10% of our net sales for the fiscal year ended October 31, 2018, and $5.9 million or 8% for the fiscal year ended October 31, 2017.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2018 and 2017, we donated approximately $51,000 and $49,000, respectively, to charities.

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

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, CFI and and Steep & Brew as well as our external green coffee salespeople allows us to compete more effectively throughout the country and Canada.

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

Employees

We have 79 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

Our revenues and profitability could be adversely affected if our joint ventures or acquisitions are not successful. We have historically utilized joint ventures and acquisitions to grow our business and we intend to continue to seek opportunities for new joint ventures and acquisitions that will be complimentary to our business. While we believe that our joint ventures will be successful, losses in our joint ventures or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures. Investments in joint ventures may under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions. Joint venture partners may have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. We are dependent upon sales of our products to our key customers, including GMCR, which accounted for approximately 10% and 8% of our net sales for the fiscal years ended October 31, 2018 and 2017, respectively. No other customer accounted for greater than 10% of our net sales during our 2018 and 2017 fiscal years. We generally do not enter long-term contracts with our customers that are material to our business. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 12.3% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.65 and as high as $5.75 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

We lease production, warehouse and office space in Madison, WI. For Steep & Brew, through our joint venture with “GCC”. We pay annual rent of $114,660 under the terms of a lease, which expires in September 2024.

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

Our common stock trades on the NASDAQ Capital Market under the symbol “JVA.” We do not currently pay cash dividends on our common stock. However, our board of directors has approved a dividend program under which we intend to pay a dividend of 30% of our net profits for our fiscal year ending October 31, 2019 to shareholders of record as of October 31, 2019. We expect such dividend to be paid in our second fiscal quarter of 2020. There can be no assurance that we will have net profits in fiscal 2019.

As of January 20, 2019, we had 174 holders of record.

We repurchased 236,586 shares of our common stock during the year ended October 31, 2018.

We repurchased 57,367 shares of our common stock during the year ended October 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Unites) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1, 2018 to August 31, 2018	-	-	-	$866,541
September 1, 2018 to September 30, 2018	25,918	$4.60	25,918	$747,385
October 1, 2018 to October 31, 2018	25,500	$4.53	25,500	$631,858
Total	51,418	-	51,418	$631,858

(1)	On September 13, 2017, we announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which we may repurchase up to $2 million of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time.

The following table sets forth the high and low sales prices of our common stock for each quarter of the last two fiscal years.

	High	Low
	2018
1st Quarter	$4.55	$3.82
2nd Quarter	$4.51	$3.65
3rd Quarter	$5.75	$3.87
4th Quarter	$5.50	$4.30

	2017
1st Quarter	$5.68	$4.35
2nd Quarter	$5.09	$4.32
3rd Quarter	$4.99	$4.15
4th Quarter	$4.65	$3.76

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$90,655	$77,128	$78,948	$118,154	$108,863
Cost of sales	75,041	64,978	67,066	112,437	93,334
Gross profit	15,614	12,150	11,882	5,717	15,529
Operating expenses	13,213	10,927	8,019	7,654	7,527
Income (loss) from operations	2,401	1,223	3,863	(1,937)	8,002
Other income (expense)	(362)	(246)	(147)	(156)	(37)
Income (loss) before income taxes	2,039	977	3,716	(2,093)	7,965
Provision (benefit) for income taxes	505	244	1,366	(764)	2,947
Minority interest	(468)	(266)	(138)	(84)	(51)
Net income (loss)	$1,066	$467	$2,212	$(1,413)	$4,967
Net income (loss) per share – Basic & Diluted	$0.19	$0.08	$0.36	$(0.23)	$0.78

	At October 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,841	$40,132	$37,023	$35,274	$38,952
Short-term debt	6,330	8,408	6,958	5,554	2,498
Total liabilities	12,844	14,408	11,910	10,856	12,898
Stockholders’ equity	25,997	25,591	25,113	24,418	26,055
Book value per share	$4.67	$4.41	$4.28	$3.96	$4.19

	At October 31,
	2018	2017	2016	2015	2014
Per Common Share Data:
Basic & Diluted EPS	$.19	$.08	$.36	$(.23)	$.78
Cash dividends declared	$0	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC. A Washington limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. We believe these efforts will allow us to expand our business.

Our net sales are affected by the price of green coffee. We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales, irrespective of sales volume.

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, assets held for sale, business combinations, carrying amounts of intangible assets and goodwill, deferred taxes, income taxes, commodities held and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	We recognize revenue in accordance with the relevant authoritative guidance. Revenue is recognized at the point title and risk of ownership transfers to its customers which is upon the shippers taking possession of the goods because i) title passes in accordance with the terms of the purchase orders and with our agreements with our customers, ii) any risk of loss is covered by the customers’ insurance, iii) there is persuasive evidence of a sales arrangement, iv) the sales price is determinable and v) collection of the resulting receivable is reasonably assured. Thus, revenue is recognized at the point of shipment.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $99,000 for the year ended October 31, 2018. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $153,000 for the year ended October 31, 2018.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At October 31, 2018 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2018
Customer list and relationships, net	$576,125
Other intangible assets	331,124
Non-compete, net	89,100
Goodwill	2,157,661
Trademarks and tradenames	1,488,000

$4,642,010

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

Year Ended October 31, 2018 (Fiscal Year 2018) Compared to the Year Ended October 31, 2017 (Fiscal Year 2017)

Net Sales. Net sales totaled $90,655,294 for the fiscal year ended October 31, 2018, an increase of $13,527,699, or 17.5%, from $77,127,595 for the fiscal year ended October 31, 2017. This increase includes approximately $5,512,930 of net sales from the operations of Steep & Brew, which was acquired in April 2018 by Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc. Therefore, organic sales growth was $8,014,769 or 10.4%. The increase in our net sales reflects our continued increased sales of branded and private label coffee and wholesale green beans to both new and existing customers.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2018 was $75,040,802, or 82.8% of net sales, as compared to $64,977,632, or 84.3% of net sales, for the fiscal year ended October 31, 2017. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and sales generated by the Steep & Brew acquisition which results were not included in the year ended October 31, 2017.

Gross Profit. Gross profit for the fiscal year ended October 31, 2018 was $15,614,492, an increase of $3,464,529 from $12,149,963 for the fiscal year ended October 31, 2017. Gross profit as a percentage of net sales increased to 17.2% for the fiscal year ended October 31, 2018 from 15.8% for the fiscal year ended October 31, 2017. The integration of Steep & Brew accounted for approximately $2,111,000 of the increase. We experienced improved margins on our wholesale and roasted business during the year despite the increased freight and shipping costs.

Operating Expenses. Total operating expenses increased by $2,286,083 to $13,213,329 for the fiscal year ended October 31, 2018 from $10,927,246 for the fiscal year ended October 31, 2017. Selling and administrative expenses increased $2,303,823, or 22.5%, to $12,532,329 for the fiscal year ended October 31, 2018 from $10,228,506 for the fiscal year ended October 31, 2017. The primary reasons for this increase were the acquisition of Steep & Brew which accounted for $1,800,677 and the increase in our freight costs as we increased and expanded our product distribution. Officers’ salary decreased by $17,740 or 2.5% to $681,000 for the fiscal year ended October 31, 2018 from $698,740 for the fiscal year ended October 31, 2017.

Other Income (Expense). Other expense for the fiscal year ended October 31, 2018 was $362,225, an increase of $116,444 from $245,781 for the fiscal year ended October 31, 2017. The increase in other expense was attributable to an increase in interest expense of $106,444, a decrease in interest income of $6,089 and an increase in our loss from our equity investments of $3,911, during the fiscal year ended October 31, 2018.

Income (Loss) Before provision for income Taxes and Non-controlling Interest in Subsidiary. We had income of $2,038,938 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2018 compared to income of $976,936 for the fiscal year ended October 31, 2017, resulting in a net change of $1,062,002 for the year ended October 31, 2018. The increase was primarily attributable to the reasons described above.

Income Taxes. Our provision for income taxes for the fiscal year ended October 31, 2018 totaled $511,532 compared to a provision of $244,096 for the fiscal year ended October 31, 2017. The change was attributable to the difference in the gain for the year ended October 31, 2018 versus fiscal year ended October 31, 2017, also the change in the tax rate.

Net Income (Loss). We had net income of $1,059,276 or $0.19 per share basic and diluted, for the fiscal year ended October 31, 2018 compared to a net income of $467,262, or $0.08 per share basic and diluted for the fiscal year ended October 31, 2017. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of October 31, 2018, we had working capital of $19,571,486, which represented a $694,166 decrease from our working capital of $20,265,652 as of October 31, 2017, and total stockholders’ equity of $24,881,776 which decreased by $69,773 from our total stockholders’ equity of $24,951,549 as of October 31, 2017. Our working capital decreased primarily due to decreases of $3,527,505 in accounts receivable, $1,039,466 in inventory, $171,350 in prepaid green coffee, $14,964 in prepaid expenses and other current assets, $89,608 in prepaid and refundable income taxes, an increase of $402,922 in accounts payable and accrued expenses, $159 in income taxes payable, partially offset by increases of $2,285,734 in cash, decreases of $2,077,258 in our short term borrowing and $188,816 in due to broker. As of October 31, 2018, the outstanding balance on our line of credit was $6,260,014 compared to $8,407,527 as of October 31, 2017. Total stockholders’ equity decreased due to our net income, partially offset by our Share Repurchase Program.

On April 25, 2017, we and OPTCO (collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Sterling, which consolidated the Company Financing Agreement and the OPTCO Financing Agreement.

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

On March 23, 2018, we entered into a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent.

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

As of October 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $6,260,014 and $8,407,527, respectively.

For the fiscal year ended October 31, 2018, our operating activities provided net cash of $8,693,403 as compared to the fiscal year ended October 31, 2017 when operating activities provided net cash of $1,476,633. The increased cash flow from operations for the fiscal year ended October 31, 2018 was primarily due to our net income, unrealized gain, accounts receivable, inventories and accounts payable and accrued expenses.

For the fiscal year ended October 31, 2018, our investing activities used net cash of $3,060,851 as compared to the fiscal year ended October 31, 2017 when net cash used by investing activities was $3,573,196. The decrease in our uses of cash in investing activities was due to our decreased outlays for the acquisition of our subsidiary and the decrease in outlays for equipment during the fiscal year ended October 31, 2018.

For the fiscal year ended October 31, 2018, our financing activities used net cash of $3,346,818 compared to net cash provided by financing activities of $1,194,232 for the fiscal year ended October 31, 2017. The change in cash flow from financing activities for the fiscal year ended October 31, 2018 was due to our increased purchases of treasury stock and our increased principal reductions on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2019 with cash provided by operating activities we should realize an increased cash flow from operations due to the inclusion of Steep & Brew for an entire year and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of October 31, 2018, our debt consisted of $6,260,014 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 3.9%). This loan is secured by all tangible and intangible assets of the Company.

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

As of October 31, 2018, we held 22 futures contracts for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.11 per pound compared to 145 futures contracts for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound for the fiscal year ended October 31, 2017. The fair market value of coffee applicable to such contracts was $1.13 and $1.25 per pound, respectively. As of October 31, 2018, we held 65 options covering an aggregate of 2,437,500 pounds of green coffee beans from $1.125 to $1.15 per pound as compared to October 31, 2017 when the Company did not hold any options. The fair market value of these options was $52,594 at October 31, 2018.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment our management believes that, as of October 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-24 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

(a)	Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	ByLaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 2005 Registration Statement (File No. 001-32491)).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC.*

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC.*

10.22	Loan Modification Agreement and Waiver, dated March 23, 2018, by and by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

21.1	List of Significant Subsidiaries.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2019.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 29, 2019
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 29, 2019
David Gordon

/s/ Gerard DeCapua	Director	January 29, 2019
Gerard DeCapua

	Director	January 29, 2019
Daniel Dwyer

/s/ Barry Knepper	Director	January 29, 2019
Barry Knepper

/s/ John Rotelli	Director	January 29, 2019
John Rotelli

/s/ George Thomas	Director	January 29, 2019
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY

January 28, 2019

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2018 AND 2017

	2018	2017

- ASSETS -
CURRENT ASSETS:
Cash	$4,611,384	$2,325,650
Accounts receivable, net of allowances of $144,000 for 2018 and 2017	9,914,297	13,441,802
Inventories	15,271,106	16,310,572
Prepaid green coffee	-	171,350
Prepaid expenses and other current assets	578,861	593,825
Prepaid and refundable income taxes	383,206	472,814
TOTAL CURRENT ASSETS	30,758,854	33,316,013

Machinery and equipment, at cost, net of accumulated depreciation of $6,251,828 and $5,557,899 for 2018 and 2017, respectively	2,350,208	2,439,338
Customer list and relationships, net of accumulated amortization of $108,875 and $72,250 for 2018 and 2017, respectively	576,125	367,750
Trademarks and tradenames	1,488,000	820,000
Other intangible assets	331,124	331,124
Non-compete, net of accumulated amortization of $9,900 and $0 for 2018 and 2017, respectively	89,100	-
Goodwill	2,157,661	1,794,265
Equity method investments	89,776	94,643
Deferred income tax asset	440,325	339,748
Deposits and other assets	552,904	497,529
TOTAL ASSETS	$38,834,077	$40,000,410

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,833,548	$4,430,626
Line of credit	6,260,014	8,407,527
Due to broker	22,046	210,862
Note payable	70,255	-
Income taxes payable	1,505	1,346
TOTAL CURRENT LIABILITIES	11,187,368	13,050,361

Deferred income tax liabilities	882,022	629,680
Deferred rent payable	242,143	240,379
Deferred compensation payable	532,726	488,529
TOTAL LIABILITIES	12,844,259	14,408,949
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 and 5,805,935 shares outstanding for 2018 and 2017	6,494	6,494
Additional paid-in capital	16,104,075	16,104,075
Retained earnings	13,404,767	12,345,490
Less: Treasury stock, 925,331 and 688,745 common shares, at cost for 2018 and 2017	(4,633,560)	(3,504,510)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,881,776	24,951,549
Noncontrolling interest	1,108,042	639,912
TOTAL EQUITY	25,989,818	25,591,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,834,077	$40,000,410

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31, 2018 AND 2017

	2018	2017
NET SALES	$90,655,294	$77,127,595

COST OF SALES (which include purchases of approximately $9.1 million and $6.7 million in fiscal years 2018 and 2017, respectively, from a related party)	75,040,802	64,977,632

GROSS PROFIT	15,614,492	12,149,963

OPERATING EXPENSES:
Selling and administrative	12,532,329	10,228,506
Officers’ salaries	681,000	698,740
TOTAL	13,213,329	10,927,246

INCOME FROM OPERATIONS	2,401,163	1,222,717

OTHER INCOME (EXPENSE):
Interest income	13,347	19,436
Loss from equity method investments	(4,867)	(956)
Interest expense	(370,705)	(264,261)
TOTAL	(362,225)	(245,781)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	2,038,938	976,936

Provision for income taxes	511,532	244,096

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,527,406	732,840
Less: Net income attributable to the non-controlling interest in subsidiary	(468,130)	(265,578)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,059,276	$467,262

Basic and diluted earnings per share	$.19	$.08

Weighted average common shares outstanding:
Basic and diluted	5,691,057	5,858,376

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2018 AND 2017

	Redeemable		Common Stock		Treasury Stock
	Common Stock		$.001 Par Value
	Number of		Number of		Number of		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2016	38,364	$200,004	5,824,938	$6,456	631,378	$(3,249,590)	$15,904,109	$11,878,228	$374,334	$24,913,537

Treasury Stock			(57,367)		57,367	(254,920)				(254,920)

Net income								467,262		467,262

Stock issued in connection with Acquisition	(38,364)	(200,004)	38,364	38			199,966			200,004

Non-Controlling Interest	-	-	-	-	-	-	-	-	265,578	265,578

Balance, October 31, 2017			5,805,935	$6,494	688,745	$(3,504,510)	$16,104,075	$12,345,490	$639,912	$25,591,461

Treasury Stock			(236,586)		236,586	(1,129,050)				(1,129,050)

Net income								1,059,277		1,059,277

Non-Controlling Interest			-	-	-	-	-	-	468,130	468,130

Balance, October 31, 2018			5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES:

Net income	$1,527,406	$732,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740,454	762,043
Unrealized loss (gain) on commodities	(188,816)	345,584
Loss on equity method investments	4,867	955
Deferred rent	1,764	9,163
Deferred income taxes	151,765	(183,975)
Changes in operating assets and liabilities:
Accounts receivable	3,613,947	661,008
Inventories	2,155,487	(917,376)
Prepaid expenses and other current assets	43,877	(25,688)
Prepaid green coffee	171,350	264,227
Prepaid and refundable income taxes	89,608	9,163
Accounts payable and accrued expenses	392,713	(258,827)
Deposits and other assets	(11,178)	77,220
Income taxes payable	159	296
Net cash provided by operating activities	8,693,403	1,476,633

INVESTING ACTIVITIES:
Purchase of business net of cash acquired	(2,677,335)	(2,893,275)
Purchases of machinery and equipment	(383,516)	(679,921)
Net cash used in investing activities	(3,060,851)	(3,573,196)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,810,400	6,314,152
Purchase of treasury stock	(1,129,050)	(254,920)
Principal payments under bank line of credit	(6,028,168)	(4,865,000)
Net cash (used in) provided by financing activities	(3,346,818)	1,194,232

NET INCREASE (DECREASE) IN CASH	2,285,734	(902,331)

CASH, BEGINNING OF YEAR	2,325,650	3,227,981

CASH, END OF YEAR	$4,611,384	$2,325,650

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2018 AND 2017

	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$372,228	$261,485
Income taxes paid	$270,000	$391,933

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On April 24, 2018 Generations Coffee Company acquired the assets of Steep & Brew, Inc.:

Accounts receivable	$86,442
Inventory	1,116,021
Equipment	221,283
Prepaid expenses	28,913
Non-compete	99,000
Customer lists	245,000
Tradename	668,000
Goodwill	363,396

Less: Note payable	140,510
Less: Liability assumed	10,210

Net cash paid	$2,677,335

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On February 23, 2017 Coffee Holding Co., Inc. acquired the assets of Comfort Foods, Inc.:

Accounts receivable	$584,918
Inventory	1,116,906
Equipment	229,597
Prepaid expenses	32,681
Customer lists	170,000
Other intangible assets	971,124
Goodwill	388,378
Other asset	26,551

Less: liabilities	626,880

Net cash paid	$2,893,275

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

OCTOBER 31, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

PREPAID GREEN COFFEE:

Prepaid coffee is an item that emanates from OPTCO. The balance represents advance payments made by OPTCO to several coffee growing cooperatives for the purchase of green coffee. Interest is charged to the cooperatives for these advances. Interest earned was $6,868 and $19,430 for the years ended October 31, 2018 and 2017, respectively. The prepaid coffee balance was $0 and $171,350 as of October 31, 2018 and 2017, respectively.

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2018	2017
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (First in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2018 and 2017.

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

OCTOBER 31, 2018 AND 2017

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2018	2017

Option contracts	$(39,926)	$166,945
Future contracts	17,880	(377,807)

Commodities due to broker	$(22,046)	$(210,862)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2018, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.11 per pound. The fair market value of coffee applicable to such contracts was $1.13 per pound at that date. At October 31, 2018, the Company held 65 option covering an aggregate of 2,437,500 pounds of green coffee beans from $1.125 to $1.15 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $52,594.

At October 31, 2017, the Company held 145 futures contracts (generally with terms of three to four months) for the purchase of 5,437,500 pounds of green coffee at a weighted average price of $1.31 per pound. The fair market value of coffee applicable to such contracts was $1.25 per pound at that date. At October 31, 2017, the Company did not have any options.

Included in cost of sales for the years ended October 31, 2018 and 2017, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2018	2017
Gross realized gains	$999,540	$1,655,269
Gross realized (losses)	(2,007,691)	(1,636,487)
Unrealized gains (losses)	188,816	(345,584)
Total	$(819,335)	$(326,802)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. The value of the goodwill and trademarks was allocated based on an independent valuation. Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value. As of October 31, 2018 and 2017, the Company has determined by using a qualitative assessment that an impairment did not exist. In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods, Sonofresco and Steep & Brew which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $366,665 and $243,658 for the years ended October 31, 2018 and 2017, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,691,057 and 5,858,376 for the years ended October 31, 2018 and 2017, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

OCTOBER 31, 2018 AND 2017

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

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $3,144,000 and $2,412,000 for the years ended October 31, 2018 and 2017, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2018 and 2017, the Company had approximately $2,800,000 and $176,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2018 and 2017, the Company had approximately $355,000 and $1,122,000 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

OPERATING LEASES:

The Company has operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the FASB. The excess of straight-line rent over actual payments by the Company of $242,143 and $240,379 is presented as deferred rent payable as of October 31, 2018 and 2017, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

RECLASSIFICATION:

Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The investments in this company amounted to $100,000. The loss recognized amounted to $4,867 and $956 for the years ended October 31, 2018 and 2017, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2018 and 2017 was $89,776 and $94,643, respectively.

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company will adopt the new standard on November 1, 2018 and currently plans to use the modified retrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream, the Company does not expect significant differences. The Company has completed its assessment of multiple arrangements and certain discount and trade promotion programs and does not expect any material adjustments.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

OCTOBER 31, 2018 AND 2017

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 during the fiscal year ended October 31, 2018,, which did not have a material impact on its consolidated financial statements

NOTE 4 - INVENTORIES:

Inventories at October 31, 2018 and 2017 consisted of the following:

	2018	2017
Packed coffee	$3,286,450	$2,242,714
Green coffee	9,858,495	12,317,394
Roaster parts	270,188	286,515
Packaging supplies	1,855,973	1,463,949
Totals	$15,271,106	$16,310,572

NOTE 5 – BUSINESS ACQUISITION:

Pursuant to the terms of an Asset Purchase Agreement dated April 24, 2018 (the “Generations Agreement”), by and among Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc., Steep & Brew, Inc. (“the Seller”) a Wisconsin corporation and the stockholder of the Seller. GCC purchased substantially all the assets, including equipment, inventory, customer list and relationships (the “Assets”) of the Seller. This was accounted for as a business combination. GCC purchased the Assets for a purchase price consisting of $2,677,335 in cash and a Seller held promissory note for $140,510 plus assumed liabilities of $10,210. The Seller held promissory note calls for two payments of $75,000 each of principle and interest. The first payment of principal only is due October 24, 2018 and the final payment is due April 24, 2019.

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

OCTOBER 31, 2018 AND 2017

NOTE 5 – BUSINESS ACQUISITION (cont’d):

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

The following table summarizes the amounts of assets purchased:

Assets acquired:
Accounts receivable	$86,442
Inventory	1,116,021
Equipment	221,283
Prepaid expenses	28,913
Non-compete	99,000
Customer lists	245,000
Tradename	668,000
Goodwill	363,396
Assets acquired:	$2,828,055
Purchase of assets funded by:
Cash paid	$2,677,335
Liability assumed	10,210
Note payable to seller	140,510
$2,828,055

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the twelve months ended October 31, 2018 and 2017 have been prepared as though the business acquisition had occurred as of October 31, 2017. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Twelve Months Ended October 31,
	2018	2017

Pro forma sales	$95,900,631	$88,923,392
Pro forma net income (loss)	$940,437	$523,577
Pro forma basic and diluted earnings per share	$.17	$.09

The operations have been included in the Company’s consolidated statement of operations since the date of the acquisition on April 24, 2018. The total revenue included for the year ended October 31, 2018 is $5,512,930 the net income included is $186,600.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

The operations of CFI have been included in the Company’s consolidated statement of operations since the date of the acquisition on February 23, 2017. Goodwill generated from the acquisition is not deductible for tax purposes. Proforma information is not required due to immateriality of the amounts. Amortization expense to be charged to operations will be $17,000 per year.

NOTE 7 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2018 and 2017 consisted of the following:

	Estimated Useful Life	2018	2017
Improvements	15-30 years	$210,085	$202,285
Machinery and equipment	7 years	7,363,497	6,809,944
Furniture and fixtures	7 years	1,028,454	985,008
		8,602,036	7,997,237
Less, accumulated depreciation		6,251,828	5,557,899
		$2,350,208	$2,439,338

Depreciation expense totaled $693,929 and $740,043 for the years ended October 31, 2018 and 2017, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.3% at October 31, 2018.

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

OCTOBER 31, 2018 AND 2017

NOTE 8 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of October 31, 2018 and October 31, 2017, the outstanding balance under the bank line of credit was $6,260,014 and $8,407,527, respectively.

NOTE 9 - INCOME TAXES:

The Company’s provision for income taxes in 2018 and 2017 consisted of the following:

	2018	2017

Current
Federal	$219,233	$392,354
State and local	140,534	35,717
	359,767	428,071
Deferred
Federal	98,400	(199,550)
State and local	53,365	15,575
	151,765	(183,975)
Income tax expense	$511,532	$244,096

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2018	2017
Tax at the federal statutory rate	$693,239	$241,862
Other permanent differences	(59,473)	(21,289)
Effect of tax rate change	(224,283)
State and local tax, net of federal	102,049	23,523

Provision for income taxes	$511,532	$244,096

Effective income tax rate	25%	25%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 9 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Accounts receivable	$39,561	$57,904
Unrealized loss	6,057	138,963
Deferred rent	66,524
Deferred compensation	146,356
Net operating loss	96,950
Inventory	84,877	142,881

Total deferred tax asset	$440,325	$339,748

Deferred tax liability:
Intangible assets acquired	484,932	387,982
Deferred compensation		(196,443)
Deferred rent		(96,659)
Fixed assets	397,090	$534,800

Total deferred tax liabilities	$882,022	$629,680

A valuation allowance was not provided at October 31, 2018 or 2017. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

On December 22, 2017, H.R.1, or the Tax Cuts and Jobs Act (the “Act” or “Tax Reform”) was signed into law. The Act made significant changes to the Internal Revenue Code including, but not limited to, reducing the corporate federal tax rate from 35% to 21% effective January 1, 2018. The Company calculated its provision for current federal income tax in foscal 2017 using a rate of 23.2%, which reflects a blend of the former federal tax rate and the new federal tax rate of 21%. As a result of the new federal tax rate, the Company remeasured its deferred tax assets and liabilities. The remeasurement resulted in a provision for income taxes of $10,786.

As of October 31, 2018 and 2017, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2018 and 2017, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 9 - INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2015. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2012. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2013.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024. Rent charged to operations amounted to $95,504 for the years ended October 31, 2018 and 2017.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY. This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases. Rent charged to operations amounted to $143,171 for the years ended October 31, 2018 and 2017. The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA. This lease, which is at a monthly rental beginning April 1, 2015, expired on March 31, 2017. The lease was extended, effective as of April 1, 2017 and expiring on March 31, 2019. Rent charged to operations amounted to $38,943 and $37,130 for the years ended October 31, 2018 and 2017, respectively.

In December 2016, the Company entered into a lease for office and warehouse space in Burlington, WA. This lease, which is at a monthly rental beginning December 1, 2017, expired on December 31, 2018. The lease was extended, effective January 1, 2019 and expiring on December 31, 2019. Rent charged to operations amounted to $46,190 and $43,988 for the years ended October 31, 2018 and 2017, respectively.

In April 2017, the Company entered into a lease for office and warehouse space in North Andover, MA. This lease, which is at a monthly rental beginning April 1, 2017, expires on March 31, 2027 and includes charges for common areas and utilities. Rent charged to operations amounted to $233,750 and $172,627 for the years ended October 31, 2018 and 2017, respectively.

The aggregate minimum future lease payments as of October 31, 2018 for each of the next five years and thereafter are as follows:

October 31,

2019	$450,454
2020	438,820
2021	447,342
2022	456,290
2023	465,685
Thereafter	600,016

$2,858,607

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $77,341 and $71,701 for the years ended October 31, 2018 and 2017, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 26% of the Company’s sales were derived from five customers during the year ended October 31, 2018. These customers also accounted for approximately $2,856,000 or 29% of the Company’s accounts receivable balance at October 31, 2018. Approximately 25% of the Company’s sales were derived from four customers during the year ended October 31, 2017. These customers also accounted for approximately $6,175,000 or 46% of the Company’s accounts receivable balance at October 31, 2017. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2018, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $726,000 of the Company’s accounts payable at October 31, 2018. For the year ended October 31, 2017, approximately 28% of the Company’s purchases were from five vendors. These vendors accounted for approximately $145,000 of the Company’s accounts payable at October 31, 2017. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2018 and 2017 of $447,140 and $427,931, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $9,100,000 and $6,700,000 for the years ended October 31, 2018 and 2017, respectively. The corresponding accounts payable balance to this vendor was approximately $215,000 and $72,000 at October 31, 2018 and 2017, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation payable represents the liability due to an officer of the Company. The deferred compensation liability at October 31, 2018 and 2017 was $532,726 and $488,529, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2018 and 2017, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018 and 57,367 shares for $254,920 during the year ended October 31, 2017.

b.	Share Repurchase Program. On September 29, 2015, the Company announced that the Board of Directors had approved a share repurchase program (the “2015 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2015 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2015 Share Repurchase Program, the Company purchased 3,384 shares for $15,829 during the year ended October 31, 2017. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 236,586 and 53,983 shares respectively for $1,129,050 and $239,091, respectively during the years ended October 31, 2018 and 2017.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

		Fair Value Measurements as of October 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	532,726	532,726	–	–
Commodities – Futures	17,880		17,880
Total Assets	$550,606	$532,726	$17,880	–

Liabilities:
Commodities – Options	(39,926)	–	(39,926)	–
Total Liabilities	$(39,926)	–	$(39,926)	–

		Fair Value Measurements as of October 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	488,529	488,529	–	–
Commodities – Options	166,945		166,945
Total Assets	$655,474	$488,529	$166,945	–

Liabilities:
Commodities – Futures	(377,804)	–	(377,807)	–
Total Liabilities	$(377,807)	–	$(377,807)	–

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

NOTE 15 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements.

