Form 10-Q
period 2019-01-31
COFFEE HOLDING CO INC
filed 2019-03-14
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at March 7, 2019.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2019 AND OCTOBER 31, 2018

	January 31, 2019	October 31, 2018
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$4,797,806	$4,611,384
Accounts receivable, net of allowances of $144,000 for 2019 and 2018	9,207,731	9,914,297
Inventories	15,398,745	15,271,106
Prepaid expenses and other current assets	550,083	578,861
Prepaid and refundable income taxes	172,715	383,206
TOTAL CURRENT ASSETS	30,127,080	30,758,854

Machinery and equipment, at cost, net of accumulated depreciation of $6,410,550 and $6,251,828 for 2019 and 2018, respectively	2,321,597	2,350,208
Customer list and relationships, net of accumulated amortization of $121,546 and $108,875 for 2019 and 2018, respectively	566,854	576,125
Trademarks and tradenames	1,488,000	1,488,000
Other intangible assets	331,124	331,124
Non-compete, net of accumulated amortization of $14,850 and $9,900 for 2019 and 2018, respectively	84,150	89,100
Goodwill	2,157,661	2,157,661
Equity method investments	89,881	89,776
Deferred income tax asset	521,173	440,325
Deposits and other assets	636,297	552,904
TOTAL ASSETS	$38,323,817	$38,834,077

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,805,443	$4,833,548
Line of credit	5,767,440	6,260,014
Due to broker	565,195	22,046
Note payable	70,255	70,255
Income taxes payable	19,914	1,505
TOTAL CURRENT LIABILITIES	10,228,247	11,187,368

Deferred income tax liabilities	847,932	882,022
Deferred rent payable	230,092	242,143
Deferred compensation payable	527,959	532,726
TOTAL LIABILITIES	11,834,230	12,844,259

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding as of January 31 2019 and October 31, 2018	6,494	6,494
Additional paid-in capital	16,104,075	16,104,075
Retained earnings	13,719,482	13,404,767
Less: Treasury stock, 925,331 common shares, at cost as of January 31, 2019 and October 31, 2018	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,196,491	24,881,776
Noncontrolling interest	1,293,096	1,108,042
TOTAL EQUITY	26,489,587	25,989,818
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,323,817	$38,834,077

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	January 31, 2019	January 31, 2018
NET SALES	$23,633,811	$22,083,219

COST OF SALES (which include purchases of approximately $1.8 million and $1.4 million for the three months ended January 31, 2019 and 2018, respectively, from a related party)	19,064,767	18,287,657

GROSS PROFIT	4,569,044	3,795,562

OPERATING EXPENSES:
Selling and administrative	3,675,661	2,736,686
Officers’ salaries	203,346	170,250
TOTAL	3,879,007	2,906,936

INCOME FROM OPERATIONS	690,037	888,626

OTHER INCOME (EXPENSE):
Interest income	1,787	3,047
Gain (loss) from equity method investments	105	(4,815)
Interest expense	(66,240)	(92,508)
TOTAL	(64,348)	(94,276)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	625,689	794,350

Provision for income taxes	125,920	213,764

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	499,769	580,586
Less: net income attributable to the non-controlling interest in subsidiary	(185,054)	(149,199)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$314,715	$431,387

Basic and diluted earnings per share	$0.06	$0.07

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,765,335

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	January 31, 2019	January 31, 2018
OPERATING ACTIVITIES:
Net income	$499,769	$580,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,343	174,274
Unrealized loss (gain) on commodities	543,149	(115,868)
Loss (gain) on equity method investments	(105)	4,815
Deferred rent	(12,051)	441
Deferred income taxes	(114,938)	72,750
Changes in operating assets and liabilities:
Accounts receivable	706,566	(1,196,781)
Inventories	(127,639)	1,233,255
Prepaid expenses and other current assets	28,778	91,284
Prepaid green coffee	-	65,665
Prepaid and refundable income taxes	210,491	130,510
Accounts payable and accrued expenses	(1,028,105)	(635,798)
Deposits and other assets	(88,160)
Income taxes payable	18,409	1,290
Net cash provided by operating activities	812,507	406,423

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(133,511)	(145,452)
Net cash used in investing activities	(133,511)	(145,452)

FINANCING ACTIVITIES:
Advances under bank line of credit	7,426	1,000,100
Purchase of treasury stock	-	(264,928)
Principal payments under bank line of credit	(500,000)
Net cash (used in) provided by financing activities	(492,574)	735,172

NET INCREASE IN CASH	186,422	996,143

CASH, BEGINNING OF PERIOD	4,611,384	2,325,650

CASH, END OF PERIOD	$4,797,806	$3,321,793

	January 31, 2019	January 31, 2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$66,943	$85,039
Income taxes paid	$11,958	$9,214

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The following (a) condensed consolidated balance sheet as of October 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 29, 2019 for the fiscal year ended October 31, 2018 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2019, and results of operations for the three months ended January 31, 2019 and the cash flows for the three months ended January 31, 2019 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY(cont’d):

The results of operations for the three months ended January 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Significant Accounting Policy

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream. Based on our analysis, the Company did not identify a cumulative effect adjustment to retained earnings at November 1, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11. for revenue disaggregated by product line.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(UNAUDITED)

NOTE 4 – BUSINESS ACQUISITION:

Steep & Brew, Inc. Acquisition

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three months ended January 31, 2018 have been prepared as though the business acquisition had occurred as of November 1, 2017. There is no proforma information included here for the three months ended January 31, 2019 because the Steep & Brew, Inc. numbers are included in the actual January 31, 2019 results. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Three Months Ended January 31, 2018

Pro forma sales	$25,138,247
Pro forma net income (loss)	$458,290
Pro forma basic and diluted earnings per share	$.08

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	January 31, 2019	October 31, 2018
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6 - INVENTORIES:

Inventories at January 31, 2019 and October 31, 2018 consisted of the following:

	January 31, 2019	October 31, 2018
Packed coffee	$3,658,697	$3,286,450
Green coffee	9,562,000	9,858,495
Roasters and parts	248,520	270,188
Packaging supplies	1,929,528	1,855,973
Totals	$15,398,745	$15,271,106

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2019	October 31, 2018

Option Contracts	$(74,460)	$(39,926)
Future Contracts	(490,735)	17,880
Total Commodities	$(565,195)	$(22,046)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2019, the Company held 180 futures contracts (generally with terms of three to four months) for the purchase of 3,000,000 pounds of green coffee at a weighted average price of $1.1125 per pound. The fair market value of coffee applicable to such contracts was $1.06 per pound at that date. At January 31, 2019, the Company held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at $1.05 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $22,338.

At October 31, 2018, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.11 per pound. The fair market value of coffee applicable to such contracts was $1.13 per pound at that date. At October 31, 2018, the Company held 65 options covering an aggregate of 2,437,500 pounds of green coffee beans from $1.125 to $1.15 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $52,594.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2019	2018
Gross realized gains	$542,596	$130,946
Gross realized losses	(309,613)	(413,335)
Unrealized (loss) gain	(543,149)	115,868
Total	$(310,166)	$(166,521)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.5% at January 31, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The company was in compliance with all covenants as of January 31, 2019 and October 31, 2018.

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

JANUARY 31, 2019

(UNAUDITED)

NOTE 8 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of January 31, 2019 and October 31, 2018, the outstanding balance under the bank line of credit was $5,767,440 and $6,260,014, respectively. The Company has announced a dividend plan. We intend to pay a dividend of 30% of our net profits for the fiscal year ending October 31, 2019 to shareholders of record as of October 31, 2019 to reward them for their loyalty and patience as well as to reaffirm our ability to generate free cash and positive results. We expect such dividend to be paid in our second fiscal quarter of 2020. The company has received a waiver from Sterling National bank allowing this plan.

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

As of January 31, 2019 and October 31, 2018, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2019 and October 31, 2018, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Massachusetts, Michigan, New Jersey, New York, New York City, Oregon, Rhode Island, South Carolina, Virginia, and Texas state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2015. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2012. The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2013.

The changes included in the Tax Cuts and Jobs Act (the “Act”) are broad and complex. The final impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments within one year after enactment date of the Tax Act.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 and 5,765,335 for the three months ended January 31, 2019 and 2018, respectively.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 21% of the Company’s sales were derived from five customers during the three months ended January 31, 2019. These customers also accounted for approximately $2,500,000 of the Company’s accounts receivable balance at January 31, 2019. Approximately 25% of the Company’s sales were derived from four customers during the three months ended January 31, 2018. These customers also accounted for approximately $7,710,000 of the Company’s accounts receivable balance at January 31, 2018. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2019, approximately 30% of the Company’s purchases were from five vendors. These vendors accounted for approximately $486,000 of the Company’s accounts payable at January 31, 2019. For the three months ended January 31, 2018, approximately 20% of the Company’s purchases were from four vendors. These vendors accounted for approximately $475,000 of the Company’s accounts payable at January 31, 2018. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line in the three months ended January 31, 2019 and 2018

	January 31, 2019	January 31, 2018
Green coffee beans	$9,157,707	$10,846,628
Packaged coffee	14,476,104	11,236,591
Totals	$23,633,811	$22,083,219

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2019 and 2018 of $100,618 and $111,668, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,796,000 and $1,397,000 for the three months ended January 31, 2019 and 2018, respectively. The corresponding accounts payable balance to this vendor was approximately $228,000 and $291,000 at January 31, 2019 and 2018, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at January 31, 2019 and October 31, 2018 were $527,959 and $532,726, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2019. The Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018.

b.	Share Repurchase Program. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018. As of October 31, 2018, the 2017 Share Repurchase Program has been discontinued.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this quarterly report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition we undertake no responsibility to update any forward-looking statement to reflect events or circumstances, that occur after the date of this quarterly report.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $92,000 for the three months ended January 31, 2019. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $154,000 for the three months ended January 31, 2019.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At January 31, 2019 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2019
Customer list and relationships, net	$566,854
Trademarks and tradenames	1,488,000
Non-compete, net	84,150
Other intangible assets	331,124
Goodwill	2,157,661
$4,627,789

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period. The value assigned to non-compete is being amotized over a five year period.

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

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

Net Sales. Net sales totaled $23,633,811 for the three months ended January 31, 2019, an increase of $1,550,592, or 7%, from $22,083,219 for the three months ended January 31, 2018. The increase in net sales reflects the continued integration of the Steep & Brew business into our sales mix.

Cost of Sales. Cost of sales for the three months ended January 31, 2019 was $19,064,767, or 80.7% of net sales, as compared to $18,287,657, or 82.8% of net sales, for the three months January 31, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and sales generated by the Steep & Brew acquisition which results were not included in the three months ended January 31, 2018, as well as the increased cost of steel cans due to the increased tariffs partially offset by the lower cost of green coffee beans.

Gross Profit. Gross profit for the three months ended January 31, 2019 was $4,569,044, an increase of $773,482 from $3,795,562 for the three months ended January 31, 2018. Gross profit as a percentage of net sales increased to 19.3% for the three months ended January 31, 2019 from 17.2% for the three months ended January 31, 2018. The increase in gross profits resulted from improved margins on our wholesale and roasted business.

Operating Expenses. Total operating expenses increased by $972,071 to $3,879,007 for the three months ended January 31, 2019 from $2,906,936 for the three months ended January 31, 2018. Selling and administrative expenses increased $938,975, or 34.3%, to $3,675,661 for the three months ended January 31, 2019 from $2,736,686 for the three months ended January 31, 2018. The primary reasons for this increase were the acquisition of Steep & Brew and the increase in our freight costs as we increased and expanded our product distribution. Officers’ salary increased by $33,096 or 19.4% to $203,346 for the three months ended January 31, 2019 from $170,250 for the three months ended January 31, 2018.

Other Income (Expense). Other expense for the three months ended January 31, 2019 was $64,348, a decrease of $29,928 from $94,276 for the three months ended January 31, 2018. The decrease in other expense was attributable to a decrease in interest expense of $26,268, a reduction in our interest income of $1,260 and our loss from our equity investments, during the three months ended January 31, 2019.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2019 totaled $125,920 compared to $213,764 for the three months ended January 31, 2018. The change was attributable to the difference in the income for the quarter ended January 31, 2019 versus the income in the quarter ended January 31, 2018, also the change in the rate.

Net Income. We had net income of $314,715 or $0.06 per share basic and diluted, for the three months ended January 31, 2019 compared to net income of $431,387, or $0.07 per share basic and diluted for the three months ended January 31, 2018. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2019, we had working capital of $19,898,833, which represented a $327,347 increase from our working capital of $19,571,486 as of October 31, 2018, and total stockholders’ equity of $25,196,491 which increased by $314,715 from our total stockholders’ equity of $24,881,776 as of October 31, 2018. Our working capital increased primarily due to increases of $186,422 in cash, $127,639 in inventories and decreases of $1,028,105 in accounts payable and accrued expenses and $492,574 in our line of credit, which were partially offset by decreases of $706,566 in accounts receivable, $28,778 in prepaid expenses and other current assets, $210,491 in prepaid and refundable taxes, increases of $543,149 in due to broker and $18,409 in income taxes payable. As of January 31, 2019, the outstanding balance on our line of credit was $5,767,440 compared to $6,260,014 as of October 31, 2018. Total stockholders’ equity increased due to our net income.

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between the Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.5% at January 31, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The company was in compliance with all covenants as of January 31, 2019 and October 31, 2018.

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

For the three months ended January 31, 2019, our operating activities provided net cash of $812,507 as compared to the three months ended January 31, 2018 when operating activities provided net cash of $406,423. The increased cash flow from operations for the three months ended January 31, 2019 was primarily due to our accounts receivable and inventories.

For the three months ended January 31, 2019, our investing activities used net cash of $133,511 as compared to the three months ended January 31, 2018 when net cash used by investing activities was $145,452. The decrease in our uses of cash in investing activities was due to our decreased outlays for equipment during quarter ended January 31, 2019.

For the three months ended January 31, 2019, our financing activities used net cash of $492,574 compared to net cash provided by financing activities of $735,172 for the three months ended January 31, 2018. The change in cash flow from financing activities for the three months ended January 31, 2019 was due to our decreased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through March 14, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of January 31, 2019, our debt consisted of $5,767,440 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.5%). This loan is secured by all of our tangible and intangible assets.

Commodity Price Risks. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 7 of the Notes to the Condensed Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some past reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC on January 29, 2019. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

At January 31, 2019, the Company held 180 futures contracts (generally with terms of three to four months) for the purchase of 3,000,000 pounds of green coffee at a weighted average price of $1.1125 per pound. The fair market value of coffee applicable to such contracts was $1.06 per pound at that date. At January 31, 2019, the Company held 30 options covering an aggregate of 1,125,000 pounds of green coffee beans at $1.05 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $22,338.

At October 31, 2018, the Company held 22 futures contracts (generally with terms of three to four months) for the purchase of 825,000 pounds of green coffee at a weighted average price of $1.11 per pound. The fair market value of coffee applicable to such contracts was $1.13 per pound at that date. At October 31, 2018, the Company held 65 options covering an aggregate of 2,437,500 pounds of green coffee beans from $1.125 to $1.15 per pound. The fair market value of these options, which was obtained from observable market data of similar instruments was $52,594.

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

There were no material changes during the quarter ended January 31, 2019 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC on January 29, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Bylaws of Coffee Holding Co., Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed February 25, 2019).

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: March 14, 2019	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer