Form 10-Q
period 2019-04-30
COFFEE HOLDING CO INC
filed 2019-06-19
CIK 1007019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2019

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

(718) 832-0800
(Registrant’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed from last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	JVA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at June 7, 2019.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2019 AND OCTOBER 31, 2018

	April 30, 2019	October 31, 2018
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,163,494	$4,611,384
Accounts receivable, net of allowances of $144,000 for 2019 and 2018	8,741,240	9,914,297
Inventories	16,414,475	15,271,106
Prepaid expenses and other current assets	510,335	578,861
Prepaid and refundable income taxes	230,515	383,206
TOTAL CURRENT ASSETS	29,060,059	30,758,854

Machinery and equipment, at cost, net of accumulated depreciation of $6,582,909 and $6,251,828 for 2019 and 2018, respectively	2,305,849	2,350,208
Customer list and relationships, net of accumulated amortization of $128,834 and $108,875 for 2019 and 2018, respectively	556,166	576,125
Trademarks and tradenames	1,488,000	1,488,000
Other intangible assets	331,124	331,124
Non-compete, net of accumulated amortization of $19,800 and $9,900 for 2019 and 2018, respectively	79,200	89,100
Goodwill	2,157,661	2,157,661
Equity method investments	89,698	89,776
Deferred income tax asset	520,273	440,325
Deposits and other assets	664,089	552,904
TOTAL ASSETS	$37,252,119	$38,834,077

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,896,135	$4,833,548
Line of credit	5,767,540	6,260,014
Due to broker	626,434	22,046
Note payable		70,255
Income taxes payable	15,114	1,505
TOTAL CURRENT LIABILITIES	9,305,223	11,187,368

Deferred income tax liabilities	847,932	882,022
Deferred rent payable	218,042	242,143
Deferred compensation payable	474,997	532,726
TOTAL LIABILITIES	10,846,194	12,844,259

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding as of April 30 2019 and October 31, 2018	6,494	6,494
Additional paid-in capital	16,129,075	16,104,075
Retained earnings	13,481,014	13,404,767
Less: Treasury stock, 925,331 common shares, at cost as of April 30, 2019 and October 31, 2018	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,983,023	24,881,776
Noncontrolling interest	1,422,902	1,108,042
TOTAL EQUITY	26,405,925	25,989,818
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,252,119	$38,834,077

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2019 AND 2018

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
NET SALES	$44,350,299	$44,277,116	$20,716,491	$22,193,898

COST OF SALES (including $4.1 and $4.4 million of related party costs for the six months ended April 30, 2019 and 2018, respectively. Including $2.3 and $3.0 million for the three months ended April 30, 2019 and 2018, respectively.)	36,239,592	36,614,421	17,174,825	18,326,914

GROSS PROFIT	8,110,707	7,662,695	3,541,666	3,866,984

OPERATING EXPENSES:
Selling and administrative	7,152,915	5,570,082	3,477,254	2,833,248
Officers’ salaries	360,500	340,500	157,154	170,250
TOTAL	7,513,415	5,910,582	3,634,408	3,003,498

INCOME (LOSS) FROM OPERATIONS	597,292	1,752,113	(92,742)	863,486

OTHER INCOME (EXPENSE)
Interest income	5,353	7,737	3,565	4,690
Gain (loss) from equity method investment	(78)	(4,558)	(184)	257
Interest expense	(130,331)	(186,649)	(64,091)	(94,141)
TOTAL	(125,056)	(183,470)	(60,710)	(89,194)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	472,236	1,568,643	(153,452)	774,292

Provision (benefit) for income taxes	81,130	394,916	(44,790)	181,152

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	391,106	1,173,727	(108,662)	593,140
Less: Net (income) attributable to the non-controlling interest	(314,859)	(231,491)	(129,806)	(82,291)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$76,247	$942,236	$(238,468)	$510,849

Basic and diluted earnings per share	$.01	$.16	$(.04)	$.09

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,743,967	5,569,349	5,721,635

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Common stock
Balance, beginning of period	6,494	5,743	6,494	6,494
Purchase of treasury stock		751
Balance, end of period	6,494	6,494	6,494	6,494

Treasury stock
Balance, beginning of period	(4,633,560)	(3,768,687)	(4,633,560)	(3,504,510)
Purchase of treasury stock		(173,821)		(437.998)
Balance, end of period	(4,633,560)	(3,942,508)	(4,633,560)	(3,942,508)

Additional paid-in-capital
Balance, beginning of period	16,104,075	16,104,075	16,104,075	16,104,075
Stock based compensation	25,000	-	25,000	-
Purchase of treasury stock		(792)		(792)
Balance, end of period	16,129,075	16,103,283	16,129,075	16,103,283

Noncontrolling interest
Balance, beginning of period	1,293,096	789,111	1,108,042	639,912
Noncontrolling interest	129,806	82,293	314,860	231,492
Balance, end of period	1,422,902	871,404	1,422,902	871,404

Retained earnings
Balance, beginning of period	13,719,482	12,776,877	13,404,767	12,345,490
Net (loss) income	(238,468)	510,849	76,247	942,236
Balance, end of period	13,481,014	13,287,726	13,481,014	13,287,726

Total stockholders’ equity	26,405,925	26,326,399	26,405,925	26,326,399

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(Unaudited)

	2019	2018
OPERATING ACTIVITIES:
Net income	$391,106	$1,173,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,940	352,777
Stock-based compensation	25,000	-
Unrealized loss (gain) on commodities	604,388	(852,908)
Loss (gain) on equity method investments	78	4,558
Deferred rent	(24,101)	882
Deferred income taxes	(114,038)	307,450
Changes in operating assets and liabilities:
Accounts receivable	1,173,057	(403,173)
Inventories	(1,143,369)	1,105,528
Prepaid expenses and other current assets	68,526	306,413
Prepaid green coffee	-	58,953
Prepaid and refundable income taxes	152,691	25,463
Accounts payable and accrued expenses	(1,937,413)	(1,513,226)
Deposits and other assets	(168,914)
Income taxes payable	13,609	(1,046)
Net cash (used in) provided by operating activities	(598,440)	565,398

INVESTING ACTIVITIES:
Cash paid for business acquisition	-	(2,740,217)
Purchases of machinery and equipment	(286,721)	(280,128)
Net cash used in investing activities	(286,721)	(3,020,345)

FINANCING ACTIVITIES:
Advances under bank line of credit	7,526	3,800,200
Purchase of treasury stock	-	(438,790)
Principal payment on note payable	(70,255)
Principal payments under bank line of credit	(500,000)
Net cash (used in) provided by financing activities	(562,729)	3,361,410

NET (DECREASE) INCREASE IN CASH	(1,447,890)	906,463

CASH, BEGINNING OF PERIOD	4,611,384	2,325,650

CASH, END OF PERIOD	$3,163,494	$3,232,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$131,901	$178,293
Income taxes paid	$28,868	$26,863

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2019 AND 2018
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

APRIL 30, 2019

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2019, and results of operations for the three and six months ended April 30, 2019 and the cash flows for the six months ended April 30, 2019 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY(cont’d):

The results of operations for the three and six months ended April 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Significant Accounting Policy

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. Based on our analysis, the Company did not identify a cumulative effect adjustment to retained earnings at November 1, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11 for revenue disaggregated by product line.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. The Company has granted stock options at an exercise price equal to the closing price of the Company’s common stock as reported by Nasdaq. Upon exercise of an option, the Company issues new shares of common stock out of its authorized shares.

The weighted-average fair value of options has been estimated on the grant date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the current year quarter, the fair value of stock-based payment awards issued was estimated using a volatility derived from comparable companies share price. The assumptions used in calculating the fair value of share-based payment awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgement. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The Black Scholes assumptions are as follows:

April 30, 2019
Expected Life	10 years
Risk free interest rate	2.42% ˗ 2.57%
Expected volatility	43.0% ˗ 64.2%
Expected dividend yield	0%
Forfeiture rate	0%

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

The FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. There was no material impact to the condensed consolidated financial statements upon adoption.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” which addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. These amendments in Part I of this update are effective for annual and interim periods beginning after December 15, 2018, early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied in either of the following ways: (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. (2) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part I and Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three and six months ended April 30, 2018 have been prepared as though the business acquisition had occurred as of November 1, 2017. There is no proforma information included here for the three and six months ended April 30, 2019 because the Steep & Brew, Inc. numbers are included in the actual April 30, 2019 results. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
Pro forma sales	$24,542,639	$49,680,884
Pro forma net income	378,773	837,063
Pro forma basic and diluted earnings per share	.07	.15

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	April 30, 2019	October 31, 2018
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6 - INVENTORIES:

Inventories at April 30, 2019 and October 31, 2018 consisted of the following:

	April 30, 2019	October 31, 2018
Packed coffee	$4,563,283	$3,286,450
Green coffee	8,859,188	9,858,495
Roasters and parts	280,375	270,188
Packaging supplies	2,711,629	1,855,973
Totals	$16,414,475	$15,271,106

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 7 - COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2019	October 31, 2018
Option Contracts	$(398,588)	$(39,926)
Future Contracts	(227,846)	17,880
Total Commodities	$(626,434)	$(22,046)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2019, the Company held 112 futures contracts (generally with terms of three to four months) for the purchase of 4,200,000 pounds of green coffee at a weighted average price of $0.9280 per pound. The fair market value of coffee applicable to such contracts was $0.9315 per pound at that date.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2019	2018
Gross realized gains	$171,955	$134,849
Gross realized losses	(1,661,913)	(545,296)
Unrealized (loss) gain	(61,239)	737,041
Total	$(1,551,197)	$326,594

	Six Months Ended April 30,
	2019	2018
Gross realized gains	$714,551	$265,795
Gross realized losses	(1,971,526)	(958,631)
Unrealized (loss) gain	(604,388)	852,909
Total	$(1,861,363)	$160,073

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.48% at April 30, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of April 30, 2019 and October 31, 2018.

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

APRIL 30, 2019

(UNAUDITED)

NOTE 8 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2019 and October 31, 2018, the outstanding balance under the bank line of credit was $5,767,540 and $6,260,014, respectively. The Company has announced a dividend plan. We intend to pay a dividend of 30% of our net profits for the fiscal year ending October 31, 2019 to shareholders of record as of October 31, 2019. We expect such dividend to be paid in our second fiscal quarter of 2020. The Company has received a waiver from Sterling National bank allowing this plan.

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

As of April 30, 2019 and October 31, 2018, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2019 and October 31, 2018, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Louisiana, Montana, Massachusetts, Michigan, New Jersey, New York, New York City, Oregon, Rhode Island, South Carolina, Tennessee, Virginia, and Texas state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2015. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2012. The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2013.

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

APRIL 30, 2019

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 for the six and three months ended April 30, 2019 and 5,743,967 and 5,721,635 for the six and three months ended April 30, 2018, respectively. The Company has granted 689,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 21% of the Company’s sales were derived from five customers during the six months ended April 30, 2019. These customers also accounted for approximately $2,030,000 of the Company’s accounts receivable balance at April 30, 2019. Approximately 20% of the Company’s sales were derived from five customers during the six months ended April 30, 2018. These customers also accounted for approximately $8,012,000 of the Company’s accounts receivable balance at April 30, 2018. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2019, approximately 28% of the Company’s purchases were from five vendors. These vendors accounted for approximately $322,000 of the Company’s accounts payable at April 30, 2019. For the six months ended April 30, 2018, approximately 19% of the Company’s purchases were from six vendors. These vendors accounted for approximately $218,000 of the Company’s accounts payable at April 30, 2018. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 21% of the Company’s sales were derived from five customers during the three months ended April 30, 2019. Approximately 18% of the Company’s sales were derived from five customers during the three months ended April 30, 2018.

For the three months ended April 30, 2019, approximately 25% of the Company’s purchases were from five vendors. For the three months ended April 30, 2018, approximately 18% of the Company’s purchases were from six vendors.

The following table presents revenues by product line in the six and three months ended April 30, 2019 and 2018

	Six Months Ended April 30, 2019	Three Months Ended April 30, 2019	Six Months Ended April 30, 2018	Three Months Ended April 30, 2018
Green	$17,178,743	$8,021,039	$21,776,323	$10,929,696
Packaged	$27,171,556	$12,695,452	$22,500,793	$11,264,202
Totals	$44,350,299	$20,716,491	$44,277,116	$22,193,898

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2019 of $106,754 and $207,374, respectively, and $119,557 and $231,225 for the three and six months ended April 30, 2018, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $2,299,000 and $4,095,000 for the three and six months ended April 30, 2019, respectively, and $3,036,000 and $4,434,000 for the three and six months ended April 30, 2018, respectively. The corresponding accounts payable balance to this vendor was approximately $63,000 and $218,000 at April 30, 2019 and 2018, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2019 and October 31, 2018 were $474,997 and $532,726, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the six and three months ended April 30, 2019. The Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018.

b.	Share Repurchase Program. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018. As of October 31, 2018, the 2017 Share Repurchase Program has been discontinued.

Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of April 30, 2019, the Board of Directors approved 1,000,000 options. There were 689,000 options granted from this pool of awards and the remaining 311,000 remaining shares have not yet been granted.

During the quarter ended April 30, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(UNAUDITED)

NOTE 13 - STOCKHOLDERS’ EQUITY (cont’d):

The stock options have an expected term of six years and will vest over a twelve month service period.

The stock options have an aggregate grant date fair value of approximately $233,320. The Company also granted stock option awards to certain officers to purchase an aggregate of 630,000 shares of the Company’s common stock at an exercise price of $5.43 per share. The stock options have an expected term of six years and will vest over a three year service period. These stock options have an aggregate grant date fair value of approximately $1,524,600.

The following table represents stock option activity for the six months ended April 30, 2019:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2018	-	-	-	-	-	-
Granted	689,000		$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance April 30, 2019	689,000	-	$5.43	-	10	1,757,920

The Company recorded $25,000 of stock-based compensation in the three months ended April 30, 2019.

The outstanding stock compensation expense as of April 30, 2019 was approximately $1,732,650.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $87,000 for the three months ended April 30, 2019. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $164,000 for the three months ended April 30, 2019.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At April 30, 2019 our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2019
Customer list and relationships, net	$556,166
Trademarks and tradenames	1,488,000
Non-compete, net	79,200
Other intangible assets	331,124
Goodwill	2,157,661
$4,612,151

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period. The value assigned to non-compete is being amortized over a five year period.

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

Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

Net Sales. Net sales totaled $20,716,491 for the three months ended April 30, 2019, a decrease of $1,477,407, or 7%, from $22,193,898 for the three months ended April 30, 2018. The decrease in net sales reflects the lower selling price of coffee during this quarter as well as a decrease in sales of approximately $2,000,000 to our former largest wholesale green coffee customer.

Cost of Sales. Cost of sales for the three months ended April 30, 2019 was $17,174,825, or 82.9% of net sales, as compared to $18,326,914, or 82.6% of net sales, for the three months April 30, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by the increased cost of steel cans due to the increased tariffs and an increase in our losses on our hedging of futures and option contracts.

Gross Profit. Gross profit for the three months ended April 30, 2019 was $3,541,666, a decrease of $325,318 from $3,866,984 for the three months ended April 30, 2018. Gross profit as a percentage of net sales decreased to 17.1% for the three months ended April 30, 2019 from 17.4% for the three months ended April 30, 2018. The decrease in gross profits resulted from higher steel and trucking costs as well as our increased losses from our hedging of futures and option contracts.

Operating Expenses. Total operating expenses increased by $630,910 to $3,634,408 for the three months ended April 30, 2019 from $3,003,498 for the three months ended April 30, 2018. Selling and administrative expenses increased $644,006, or 22.7%, to $3,477,254 for the three months ended April 30, 2019 from $2,833,248 for the three months ended April 30, 2018. The primary reasons for this increase were the acquisition of Steep & Brew and the increase in our freight costs as we increased and expanded our product distribution. Officers’ salary decreased by $13,096 or 7.7% to $157,154 for the three months ended April 30, 2019 from $170,250 for the three months ended April 30, 2018.

Other Income (Expense). Other expense for the three months ended April 30, 2019 was $60,710, a decrease of $28,484 from $89,194 for the three months ended April 30, 2018. The decrease in other expense was attributable to a decrease in interest expense of $30,050, partially offset by a reduction in our interest income of $1,125 and a reduction in our gain from our equity investments, during the three months ended April 30, 2019.

Income Taxes. Our benefit for income taxes for the three months ended April 30, 2019 totaled $44,790 compared to a provision of $181,152 for the three months ended April 30, 2018. The change was primarily attributable to the difference in the loss for the quarter ended April 30, 2019 versus the income in the quarter ended April 30, 2018.

Net Income. We had a net loss of $238,468 or $0.04 per share basic and diluted, for the three months ended April 30, 2019 compared to net income of $510,849, or $0.09 per share basic and diluted for the three months ended April 30, 2018. The decrease in net income was due primarily to the reasons described above.

Six Months Ended April 30, 2019 Compared to the Six Months Ended April 30, 2018

Net Sales. Net sales totaled $44,350,299 for the six months ended April 30, 2019, an increase of $73,183 from $44,277,116 for the six months ended April 30, 2018. The increase in net sales reflects the continued integration of the Steep & Brew business into our sales mix as well as our increased sales of our branded and private label coffees, partially offset by a decrease of approximately $2,000,000 in sales to our former largest wholesale green coffee customer and a decrease in sales to Sears due to its bankruptcy filing.

Cost of Sales. Cost of sales for the six months ended April 30, 2019 was $36,239,592, or 81.7% of net sales, as compared to $36,614,421, or 82.7% of net sales, for the six months April 30, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales offset by the increased cost of steel cans due to the increased tariffs and our increased losses from our hedging of futures and option contracts.

Gross Profit. Gross profit for the six months ended April 30, 2019 was $8,110,707, an increase of $448,012 from $7,662,695 for the six months ended April 30, 2018. Gross profit as a percentage of net sales increased to 18.3% for the six months ended April 30, 2019 from 17.3% for the six months ended April 30, 2018. The increase in gross profits resulted from improves margins on our wholesale and roasted business, partially offset by higher steel and trucking costs.

Operating Expenses. Total operating expenses increased by $1,602,833 to $7,513,415 for the six months ended April 30, 2019 from $5,910,582 for the six months ended April 30, 2018. Selling and administrative expenses increased $1,582,833, or 28.4%, to $7,152,915 for the six months ended April 30, 2019 from $5,570,082 for the six months ended April 30, 2018. The primary reasons for this increase were the acquisition of Steep & Brew and the increase in our freight costs as we increased and expanded our product distribution. Officers’ salary increased by $20,000 or 5.9% to $360,500 for the six months ended April 30, 2019 from $340,500 for the six months ended April 30, 2018.

Other Income (Expense). Other expense for the six months ended April 30, 2019 was $125,056, a decrease of $58,414 from $183,470 for the six months ended April 30, 2018. The decrease in other expense was attributable to a decrease in interest expense of $56,318 and a decrease of $4,480 in our loss from our equity investments, partially offset by a reduction in our interest income of $2,384, during the six months ended April 30, 2019.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2019 totaled $81,130 compared to a provision of $394,916 for the six months ended April 30, 2018. The change was attributable to the difference in the income for the six months ended April 30, 2019 versus the income for the six months ended April 30, 2018.

Net Income. We had net income of $76,247 or $0.01 per share basic and diluted, for the six months ended April 30, 2019 compared to net income of $942,236, or $0.16 per share basic and diluted for the six months ended April 30, 2018. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2019, we had working capital of $19,754,836, which represented a $183,350 increase from our working capital of $19,571,486 as of October 31, 2018, and total stockholders’ equity of $24,983,023 which increased by $101,247 from our total stockholders’ equity of $24,881,776 as of October 31, 2018. Our working capital increased primarily due to an increase of $1,143,369 in inventories, decreases in accounts payable and accrued expenses of $1,937,413, $492,474 in our line of credit, $70,255 in note payable partially offset by decreases in cash of $1,447,890, accounts receivable of $1,173,057, prepaid expenses and other current assets of $68,526 and prepaid and refundable taxes of $152,691, increases of $604,388 in due to broker and $13,609 in income taxes payable. As of April 30, 2019, the outstanding balance on our line of credit was $5,767,540 compared to $6,260,014 as of October 31, 2018. Total stockholders’ equity increased due to our net income.

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.48% at April 30, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of April 30, 2019 and October 31, 2018.

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

For the six months ended April 30, 2019, our operating activities used net cash of $598,440 as compared to the six months ended April 30, 2018 when operating activities provided net cash of $565,398. The decreased cash flow from operations for the six months ended April 30, 2019 was primarily due to our accounts receivable and inventories.

For the six months ended April 30, 2019, our investing activities used net cash of $286,721 as compared to the six months ended April 30, 2018 when net cash used by investing activities was $3,020,345. The decrease in our uses of cash in investing activities was due to acquisition of Steep & Brew during the six months ended April 30, 2018.

For the six months ended April 30, 2019, our financing activities used net cash of $562,729 compared to net cash provided by financing activities of $3,361,410 for the six months ended April 30, 2018. The change in cash flow from financing activities for the six months ended April 30, 2019 was due to our decreased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through June 15, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of April 30, 2019, our debt consisted of $5,767,540 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.48%). This loan is secured by all of our tangible and intangible assets.

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

At April 30, 2019, the Company held 112 futures contracts (generally with terms of three to four months) for the purchase of 4,200,000 pounds of green coffee at a weighted average price of $0.9280 per pound. The fair market value of coffee applicable to such contracts was $0.9315 per pound at that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2019 our disclosure controls and procedures are not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of this material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended April 30, 2019 in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President, Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2019. Management concluded that no changes to our internal control over financial reporting occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended January 31, 2019 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC on January 29, 2019, except for the following risk factor provided below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 4 of Part I of this report, management identified in the second quarter of 2019 a material weakness in our internal control over financial reporting related the accounting for certain stock-based compensation awards granted during the fiscal period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a failure to correctly account for complex and unusual transactions that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

As a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of April 30, 2019. We are actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan.*

10.2	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: June 19, 2019	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer