Form 10-Q
period 2019-07-31
COFFEE HOLDING CO INC
filed 2019-09-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at September 7, 2019.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2019 AND OCTOBER 31, 2018

	July 31, 2019	October 31, 2018
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,568,780	$4,611,384
Accounts receivable, net of allowances of $144,000 for 2019 and 2018	8,492,642	9,914,297
Inventories	17,702,156	15,271,106
Prepaid expenses and other current assets	686,359	578,861
Prepaid and refundable income taxes	288,639	383,206
TOTAL CURRENT ASSETS	29,738,576	30,758,854

Machinery and equipment, at cost, net of accumulated depreciation of $6,753,814 and $6,251,828 for 2019 and 2018, respectively	2,416,457	2,350,208
Customer list and relationships, net of accumulated amortization of $139,522 and $108,875 for 2019 and 2018, respectively	545,478	576,125
Trademarks and tradenames	1,488,000	1,488,000
Other intangible assets	331,124	331,124
Non-compete, net of accumulated amortization of $24,750 and $9,900 for 2019 and 2018, respectively	74,250	89,100
Goodwill	2,157,661	2,157,661
Equity method investments	87,085	89,776
Deferred income tax asset	446,823	440,325
Deposits and other assets	462,050	552,904
TOTAL ASSETS	$37,747,504	$38,834,077

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,627,521	$4,833,548
Line of credit	5,767,640	6,260,014
Due to broker	96,704	22,046
Note payable		70,255
Income taxes payable	200	1,505
TOTAL CURRENT LIABILITIES	9,492,065	11,187,368

Deferred income tax liabilities	844,532	882,022
Deferred rent payable	205,992	242,143
Deferred compensation payable	435,987	532,726
TOTAL LIABILITIES	10,978,576	12,844,259

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding as of July 31 2019 and October 31, 2018	6,494	6,494
Additional paid-in capital	16,332,943	16,104,075
Retained earnings	13,592,508	13,404,767
Less: Treasury stock, 925,331 common shares, at cost as of July 31, 2019 and October 31, 2018	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,298,385	24,881,776
Noncontrolling interest	1,470,543	1,108,042
TOTAL EQUITY	26,768,928	25,989,818
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,747,504	$38,834,077

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
NET SALES	$65,944,583	$67,717,019	$21,594,285	$23,439,903

COST OF SALES (including $5.9 and $7.0 million related party cots for the nine months ended July 31, 2019 and 2018, respectively and $1.8 and $2.6 million for the three months ended July 31, 2019 and 2018, respectively.)	53,705,272	56,263,183	17,465,685	19,648,710

GROSS PROFIT	12,239,311	11,453,836	4,128,600	3,791,193

OPERATING EXPENSES:
Selling and administrative	10,853,495	8,905,830	3,701,112	3,352,268
Officers’ salaries	530,750	510,750	170,250	170,250
TOTAL	11,384,245	9,416,580	3,871,362	3,522,518

INCOME FROM OPERATIONS	855,066	2,037,256	257,238	268,675

OTHER INCOME (EXPENSE)
Interest income	8,903	11,170	3,548	3,433
(Loss) gain from equity method investment	(2,691)	(4,359)	(2,613)	199
Interest expense	(195,493)	(286,555)	(64,625)	(99,906)
TOTAL	(189,281)	(279,744)	(63,690)	(96,274)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	665,785	1,757,412	193,548	172,401

Provision for income taxes	115,543	447,105	34,413	35,721

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	550,242	1,310,407	159,135	136,680
Less: Net (income) attributable to the non-controlling interest	(362,501)	(352,481)	(47,641)	(120,990)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$187,741	$957,926	$111,494	$15,690

Basic and diluted earnings per share	$.03	$.17	$.02	$.00

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,720,360	5,569,349	5,673,914

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2018	-	-	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Net income								314,715		314,715

Non-Controlling Interest									185,054	185,054

Balance, January 31, 2019	-	-	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,719,482	$1,293,096	$26,489,587

Stock based compensation							25,000			25,000

Net loss								(238,468)		(238,468)

Non-Controlling Interest									129,806	129,806

Balance, April 30, 2019	-	-	5,569,349	$6,494	925,331	$(4,633,560)	$16,129,075	$13,481,014	$1,422,902	$26,405,925

Stock based compensation							203,868			203,868

Net income								111,494		111,494

Non-Controlling Interest									47,641	47,641

Balance, July 31, 2019	-	-	5,569,349	$6,494	925,331	$(4,633,560)	$16,332,943	$13,592,508	$1,470,543	$26,768,928

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	Preferred Stock			Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2017	-	-		5,805,935	$6,494	688,745	$(3,504,510)	$16,104,075	$12,345,490	$639,912	$25,591,461

Treasury stock				(63,041)	(751)	63,041	(264,177)				(264,928)

Net income									431,387		431,387

Non-Controlling Interest										149,199	149,199

Balance, January 31, 2018	-	-		5,742,894	$5,743	751,786	$(3,768,687)	$16,104,075	$12,776,877	$789,111	$25,907,119

Treasury Stock				(40,552)	751	40,552	(173,821)	(792)			(173,862)

Net income									510,849		510,849

Non-Controlling Interest										82,293	82,293

Balance, April 30, 2018	-	-		5,702,342	$6,494	792,338	$(3,942,508)	$16,103,283	$13,287,726	$871,404	$26,326,399

Treasury Stock				(81,575)		81,575	(456,369)	792			(455,577)

Net income									15,690		15,690

Non-Controlling Interest										120,989	120,989

Balance, July 31, 2018	-		-	5,620,767	$6,494	873,913	$(4,398,877)	$16,104,075	$13,303,416	$992,393	$26,007,501

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	2019	2018
OPERATING ACTIVITIES:
Net income	$550,242	$1,310,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547,483	544,564
Stock-based compensation	228,868	-
Unrealized loss (gain) on commodities	74,658	317,176
Loss (gain) on equity method investments	2,691	4,359
Deferred rent	(36,151)	1,323
Deferred income taxes	(43,988)	3,750
Changes in operating assets and liabilities:
Accounts receivable	1,421,655	4,917,860
Inventories	(2,431,050)	2,240,892
Prepaid expenses and other current assets	(107,498)	(50,625)
Prepaid green coffee	-	171,350
Prepaid and refundable income taxes	94,567	178,848
Accounts payable and accrued expenses	(1,206,027)	(1,698,518)
Deposits and other assets	90,854
Deferred compensation payable	(96,739)
Income taxes payable	(1,305)	5,889
Net cash (used in) provided by operating activities	(911,740)	7,947,275

INVESTING ACTIVITIES:
Cash paid for business acquisition	-	(2,740,217)
Purchases of machinery and equipment	(568,235)	(299,554)
Net cash used in investing activities	(568,235)	(3,039,771)

FINANCING ACTIVITIES:
Advances under bank line of credit	7,626	3,800,200
Purchase of treasury stock	-	(894,368)
Principal payment on note payable	(70,255)
Principal payments under bank line of credit	(500,000)	(5,059,065)
Net cash used in financing activities	(562,629)	(2,153,133)

NET (DECREASE) INCREASE IN CASH	(2,042,604)	2,754,371

CASH, BEGINNING OF PERIOD	4,611,384	2,325,650

CASH, END OF PERIOD	$2,568,780	$5,080,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$197,216	$285,603
Income taxes paid	$66,269	$245,838

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED APRIL 30, 2019 AND 2018

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

JULY 31, 2019

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2019, and results of operations for the three and nine months ended July 31, 2019 and the cash flows for the nine months ended July 31, 2019 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY(cont’d):

The results of operations for the three and nine months ended July 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

JULY 31, 2019

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The Black Scholes assumptions are as follows:

July 31, 2019
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

JULY 31, 2019

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

JULY 31, 2019

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the nine months ended July 31, 2018 have been prepared as though the business acquisition had occurred as of November 1, 2017. There is no proforma information included here for the three and nine months ended July 31, 2019 because the Steep & Brew, Inc. numbers are included in the actual July 31, 2019 results. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Nine Months Ended July 31, 2018
Pro forma sales	$72,962,356
Pro forma net income	839,087
Pro forma basic and diluted earnings per share	.15

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	July 31, 2019	October 31, 2018
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 6 - INVENTORIES:

Inventories at July 31, 2019 and October 31, 2018 consisted of the following:

	July 31, 2019	October 31, 2018
Packed coffee	$5,480,873	$3,286,450
Green coffee	10,044,106	9,858,495
Roasters and parts	378,654	270,188
Packaging supplies	1,798,523	1,855,973
Totals	$17,702,156	$15,271,106

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(UNAUDITED)

NOTE 7 - COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2019	October 31, 2018
Option Contracts	$(100,909)	$(39,926)
Future Contracts	4,205	17,880
Total Commodities	$(96,704)	$(22,046)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2019, the Company held 8 futures contracts (generally with terms of three to four months) for the purchase of 300,000 pounds of green coffee at a weighted average price of $0.9820 per pound. The fair market value of coffee applicable to such contracts was $0.9725 per pound at that date. The Company also held 160 options covering an aggregate of 6,000,000 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was $258,825.

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2019	2018
Gross realized gains	$364,076	$369,233
Gross realized losses	(450,602)	(414,476)
Unrealized gain (loss)	529,730	(1,170,086)
Total	$443,204	$(1,215,329)

	Nine Months Ended July 31,
	2019	2018
Gross realized gains	$1,078,627	$635,029
Gross realized losses	(2,422,128)	(1,373,107)
Unrealized (loss) gain	(74,658)	(317,177)
Total	$(1,418,159)	$(1,055,255)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.22% at July 31, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of July 31, 2019 and October 31, 2018.

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

JULY 31, 2019

(UNAUDITED)

NOTE 8 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of July 31, 2019 and October 31, 2018, the outstanding balance under the bank line of credit was $5,767,640 and $6,260,014, respectively. The Company has announced a dividend plan. We intend to pay a dividend of 30% of our net profits for the fiscal year ending October 31, 2019 to shareholders of record as of October 31, 2019. We expect such dividend to be paid in our second fiscal quarter of 2020. The Company has received a waiver from Sterling National bank allowing this plan.

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

As of July 31, 2019 and October 31, 2018, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2019 and October 31, 2018, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

JULY 31, 2019

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 for the nine and three months ended July 31, 2019 and 5,720,360 and 5,673,914 for the nine and three months ended July 31, 2018, respectively. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 11 - ECONOMIC DEPENDENCY:

Approximately 19% of the Company’s sales were derived from five customers during the nine months ended July 31, 2019. These customers also accounted for approximately $1,813,000 of the Company’s accounts receivable balance at July 31, 2019. Approximately 27% of the Company’s sales were derived from five customers during the nine months ended July 31, 2018. These customers also accounted for approximately $1,378,000 of the Company’s accounts receivable balance at July 31, 2018. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2019, approximately 25% of the Company’s purchases were from five vendors. These vendors accounted for approximately $496,000 of the Company’s accounts payable at July 31, 2019. For the nine months ended July 31, 2018, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $278,000 of the Company’s accounts payable at July 31, 2018. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

Approximately 17% of the Company’s sales were derived from five customers during the three months ended July 31, 2019. Approximately 20% of the Company’s sales were derived from five customers during the three months ended July 31, 2018.

For the three months ended July 31, 2019, approximately 18% of the Company’s purchases were from five vendors. For the three months ended July 31, 2018, approximately 22% of the Company’s purchases were from six vendors.

The following table presents revenues by product line in the nine and three months ended July 31, 2019 and 2018

	Nine Months Ended July 31, 2019	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2018	Three Months Ended July 31, 2018
Green	$25,573,649	$8,394,907	$32,083,480	$10,307,157
Packaged	$40,370,934	$13,199,378	$35,633,539	$13,132,746
Totals	$65,944,583	$21,594,285	$67,717,019	$23,439,903

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2019 of $102,524 and $309,898, respectively, and $112,458 and $343,683 for the three and nine months ended July 31, 2018, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,782,000 and $5,877,000 for the three and nine months ended July 31, 2019, respectively, and $2,555,000 and $6,989,000 for the three and nine months ended July 31, 2018, respectively. The corresponding accounts payable balance to this vendor was approximately $231,000 and $221,000 at July 31, 2019 and 2018, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2019 and October 31, 2018 were $435,987 and $532,726, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the nine and three months ended July 31, 2019. The Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018.

b.	Share Repurchase Program. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018. As of October 31, 2018, the 2017 Share Repurchase Program has been discontinued.

Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of July 31, 2019, the Board of Directors approved 1,000,000 options.

During the nine months ended July 31, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(UNAUDITED)

NOTE 13 - STOCKHOLDERS’ EQUITY (cont’d):

The stock options have an expected term of six years and will vest over a twelve month service period.

The stock options have an aggregate grant date fair value of approximately $233,050. The Company also granted stock option awards to certain officers and employees to purchase an aggregate of 941,000 shares of the Company’s common stock at an exercise price of $5.43 per share. The stock options have an expected term of six years and will vest over a three year service period. These stock options have an aggregate grant date fair value of approximately $2,277,220.

The following table represents stock option activity for the nine months ended July 31, 2019:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2018	-	-	-	-	-	-
Granted	1,000,000		$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance July 31, 2019	1,000,000	-	$5.43	-	10	-

The Company recorded $203,868 and $228,868 of stock-based compensation in the three and nine months ended July 31, 2019, respectively.

The outstanding stock compensation expense as of July 31, 2019 was approximately $2,281,402.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $85,000 for the three months ended July 31, 2019. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $177,000 for the three months ended July 31, 2019.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At July 31, 2019 our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2019
Customer list and relationships, net	$545,478
Trademarks and tradenames	1,488,000
Non-compete, net	74,250
Other intangible assets	331,124
Goodwill	2,157,661
$4,596,513

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

Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

Net Sales. Net sales totaled $21,594,285 for the three months ended July 31, 2019, a decrease of $1,845,618, or 7.8%, from $23,439,903 for the three months ended July 31, 2018. The decrease in net sales reflects the lower selling price of coffee during this quarter due to the continued depressed price of the green coffee market as well as a decrease in sales of approximately $1,600,000 to our former largest wholesale green coffee customer.

Cost of Sales. Cost of sales for the three months ended July 31, 2019 was $17,465,685, or 80.9% of net sales, as compared to $19,648,710, or 83.8% of net sales, for the three months July 31, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and our current quarter gains on our hedging of futures and option contracts partially offset by the increased cost of steel cans due to the increased tariffs.

Gross Profit. Gross profit for the three months ended July 31, 2019 was $4,128,600, an increase of $337,407 from $3,791,193 for the three months ended July 31, 2018. Gross profit as a percentage of net sales increased to 19.1% for the three months ended July 31, 2019 from 16.2% for the three months ended July 31, 2018. The increase in gross profits resulted from a reduction in coffee prices and gains from our hedging of futures and option contracts during the quarter.

Operating Expenses. Total operating expenses increased by $348,844 to $3,871,362 for the three months ended July 31, 2019 from $3,522,518 for the three months ended July 31, 2018. Selling and administrative expenses accounted for all of the increase. The primary reasons for this increase were the stock compensation expense and the increase in our freight costs as we increased and expanded our product distribution.

Other Income (Expense). Other expense for the three months ended July 31, 2019 was $63,690, a decrease of $32,584 from $96,274 for the three months ended July 31, 2018. The decrease in other expense was attributable to a decrease in interest expense of $35,281, an increase in interest income of $115, partially offset by a reduction in our gain from our equity investments, during the three months ended July 31, 2019.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2019 totaled $34,413 compared to a provision of $35,721 for the three months ended July 31, 2018. The change was primarily attributable to the difference in the income for the quarter ended July 31, 2019 versus the income in the quarter ended July 31, 2018.

Net Income. We had net income of $111,494 or $0.02 per share basic and diluted, for the three months ended July 31, 2019 compared to net income of $15,690, or $0.00 per share basic and diluted for the three months ended July 31, 2018. The increase in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2019 Compared to the Nine Months Ended July 31, 2018

Net Sales. Net sales totaled $65,944,583 for the nine months ended July 31, 2019, a decrease of $1,772,436 from $67,717,019 for the nine months ended July 31, 2018. The decrease in net sales reflects the lower selling price of coffee during this period due to the continued depressed price of the green coffee market as well as a decrease in sales of approximately $7,400,000 to our former largest wholesale green coffee customer.

Cost of Sales. Cost of sales for the nine months ended July 31, 2019 was $53,705,272, or 81.4% of net sales, as compared to $56,263,183, or 83.1% of net sales, for the nine months July 31, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales offset by the increased cost of steel cans due to the increased tariffs, inbound trucking costs and our increased losses from our hedging of futures and option contracts.

Gross Profit. Gross profit for the nine months ended July 31, 2019 was $12,239,311, an increase of $785,475 from $11,453,836 for the nine months ended July 31, 2018. Gross profit as a percentage of net sales increased to 18.6% for the nine months ended July 31, 2019 from 16.9% for the nine months ended July 31, 2018. The increase in gross profits resulted from improved margins on our wholesale and roasted business, partially offset by higher steel and trucking costs and losses from our hedging of futures and options contracts for the nine months ended July 31, 2019.

Operating Expenses. Total operating expenses increased by $1,967,665 to $11,384,245 for the nine months ended July 31, 2019 from $9,416,580 for the nine months ended July 31, 2018. Selling and administrative expenses increased $1,947,665, or 21.9%, to $10,853,495 for the nine months ended July 31, 2019 from $8,905,830 for the nine months ended July 31, 2018. The primary reasons for this increase were the acquisition of Steep & Brew and the increase in our outbound freight costs as we increased and expanded our product distribution. Officers’ salary increased by $20,000 or 3.9% to $530,750 for the nine months ended July 31, 2019 from $510,750 for the nine months ended July 31, 2018.

Other Income (Expense). Other expense for the nine months ended July 31, 2019 was $189,281, a decrease of $90,463 from $279,744 for the nine months ended July 31, 2018. The decrease in other expense was attributable to a decrease in interest expense of $91,062 and a decrease of $1,668 in our loss from our equity investments, partially offset by a reduction in our interest income of $2,267, during the nine months ended July 31, 2019.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2019 totaled $115,543 compared to a provision of $447,105 for the nine months ended July 31, 2018. The change was attributable to the difference in the income for the nine months ended July 31, 2019 versus the income for the nine months ended July 31, 2018.

Net Income. We had net income of $187,741 or $0.03 per share basic and diluted, for the nine months ended July 31, 2019 compared to net income of $957,926, or $0.17 per share basic and diluted for the nine months ended July 31, 2018. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2019, we had working capital of $20,246,511, which represented a $675,025 increase from our working capital of $19,571,486 as of October 31, 2018, and total stockholders’ equity of the Company of $25,298,385 which increased by $416,609 from our total stockholders’ equity of $24,881,776 as of October 31, 2018. Our working capital increased primarily due to an increase of $2,431,050 in inventories and $107,498 in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses of $1,206,027, $492,374 in our line of credit, $70,255 in note payable partially offset by decreases in cash of $2,042,604, accounts receivable of $1,421,655, prepaid expenses and other current assets of $107,498 and prepaid and refundable taxes of $94,567. As of July 31, 2019, the outstanding balance on our line of credit was $5,767,640 compared to $6,260,014 as of October 31, 2018. Total stockholders’ equity increased due to our net income and our paid in capital from our equity based compensation.

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 4.22% at July 31, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of July 31, 2019 and October 31, 2018.

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

For the nine months ended July 31, 2019, our operating activities used net cash of $911,740 as compared to the nine months ended July 31, 2018 when operating activities provided net cash of $7,947,275. The decreased cash flow from operations for the nine months ended July 31, 2019 was primarily due to our accounts receivable collections being lower due to lower sales for the period and our increases in our inventories.

For the nine months ended July 31, 2019, our investing activities used net cash of $568,235 as compared to the nine months ended July 31, 2018 when net cash used by investing activities was $3,039,771. The decrease in our uses of cash in investing activities was due to acquisition of Steep & Brew during the nine months ended July 31, 2018.

For the nine months ended July 31, 2019, our financing activities used net cash of $562,629 compared to net cash used by financing activities of $2,153,133 for the nine months ended July 31, 2018. The change in cash flow from financing activities for the nine months ended July 31, 2019 was due to our decreased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through September 15, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. As of July 31, 2019, our debt consisted of $5,767,640 of variable rate debt under our revolving line of credit. Our line of credit provides for a maximum of $14,000,000 and is payable monthly in arrears on the average unpaid balance of the line of credit at an interest rate equal to a per annum reference rate (currently 4.22%). This loan is secured by all of our tangible and intangible assets.

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

At July 31, 2019, the Company held 8 futures contracts (generally with terms of three to four months) for the purchase of 300,000 pounds of green coffee at a weighted average price of $0.9820 per pound. The fair market value of coffee applicable to such contracts was $0.9725 per pound at that date. The Company also held 160 options covering an aggregate of 6,000,000 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was $258,825.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2019 our disclosure controls and procedures are not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended July 31, 2019 in accordance with U.S. GAAP.

As previously disclosed in Item 9A of our Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2019, management identified a material weakness as of that date. The identified material weakness related to the accounting for stock-based compensation awards. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weakness, we are initiating controls and procedures in order to:

●	Reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures; and
●	Review the processes for documenting and alerting key personnel, including our board members, officers, auditors and outside accountants, of non-reoccurring events related to stock-based compensation awards to ensure such events are timely and adequately recorded and communicated to the appropriate parties.

The material weakness identified above will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

We have made progress towards remediation of the material weakness identified above. Since the quarter ended April 30, 2019, we have implemented further procedures to review and document all corporate actions related to stock-based compensation awards.

There have been no additional changes in our internal controls over financial reporting during the nine months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended July 31, 2019 to the Risk Factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC on January 29, 2019 or in our Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2019 filed with the SEC on June 19, 2019.

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

Coffee Holding Co., Inc.

Date: September 13, 2019	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer