Form 10-K
period 2019-10-31
COFFEE HOLDING CO INC
filed 2020-01-29
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission file number: 001-32491

COFFEE HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	JVA	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2019, was $24,881,642.

As of January 20, 2020, the registrant had 5,569,349 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2019, are incorporated by reference in Part III of this Form 10-K.

i

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

We conduct our operations in accordance with strict freshness and quality standards. All of our private label and branded coffees are produced from high quality coffee beans that are deep roasted for full flavor using a slow roasting process that has been perfected utilizing our more than 39 years of experience in the coffee industry. In order to ensure freshness, our products are delivered to our customers within 72 hours of roasting. We believe that our long history has enabled us to develop a loyal customer base.

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

Our Competitive Strengths

To achieve our growth objectives described below, we intend to leverage the following competitive strengths:

Positioned to Profitably Grow Through Varying Cycles of the Coffee Market. We believe that we are one of the few coffee companies to offer a broad array of branded and private label roasted ground coffees and wholesale green coffee across the spectrum of consumer tastes, preferences and price points. While many of our competitors engage in distinct segments of the coffee business, we sell products in each of the following areas:

●	Retail branded coffee;

●	Mainstream retail private label coffee;

●	Specialty retail coffees both private label and branded;

●	Wholesale specialty green and gourmet whole bean coffees;

●	Single cup coffee pods;

●	Food service;

●	Instant coffees;

●	Tea; and
●	Tabletop coffee roasting equipment.

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

Management Has Extensive Experience in the Coffee Industry. We have been a family-operated business for three generations. Throughout this time, we have remained strong through varying cycles in the coffee industry and the economy. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 37 and 39 years, respectively. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

Our Growth Strategy

We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, targeting the rapidly growing Latin market in the United States, increasing penetration with existing customers by adding new products, and developing our food service business. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability.

Selectively Pursue Strategic Acquisitions and Alliances. We have expanded our operations by acquiring coffee companies, entering into strategic alliances and acquiring or licensing brands, which complement our business objectives and we intend to continue to seek such opportunities.

Grow Our Cafe Caribe and Cafe Supremo Products. We believe the Latin population in the United States is the fastest growing and now represents the largest minority demographic in the United States. We believe there is significant opportunity for our Café Caribe and Café Supremo brands to gain market share among Latin consumers in the United States. Café Caribe, which has historically been our leading brand by poundage, is a specialty espresso coffee that targets espresso coffee drinkers and, in particular, Latin consumers. Café Supremo is a specialty espresso coffee which is priced for the more price sensitive Latin espresso coffee drinker.

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

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2019, we supplied coffee under approximately 19 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Each of our name brands is directed at a particular segment of the coffee market. Our branded coffees are:

Cafe Caribe, a specialty espresso coffee that targets espresso coffee drinkers and, in particular, the Latin consumer market;

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

Premier Roasters, a line of high quality retail and foodservice products packed in composite cans and poly bags and single serve;

Harmony Bay, an upscale line of both flavored beans and bags incorporating an array of unique flavors including hazelnut and winterspice;

Steep and Brew, a premium line of specialty coffees with over 30 years brand recognition. These coffees are comprised of Single Origin, Blended and Flavored coffees sold throughout the upper Midwest region of the United States in bulk whole bean, whole bean and ground bags and single serve format compatible with most single serve brewers; and

Café Fair, one of the most certified lines of coffee on the market. These coffees are Fair Trade Organic coffees with additional certifications including Kosher, Rainforest Alliance, and Certified Bird Friendly. These coffees are available in bag, bulk whole bean and single serve.

Other Products

We also offer several niche products, including:

●	tea;

●	cold brew; and

●	table-top coffee roasters.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.92 to $2.25. The price for coffee beans on the commodities market as of October 31, 2019 and 2018 was $1.02 and $1.12 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”) is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2019 and 2018, approximately 26% of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $8.3 million, or 12%, in 2019, and $9.1 million, or 13%, in 2018, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales, as further explained in Note 2 of the Notes to the Consolidated Financial Statements in this Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties in any one of our physical contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

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

Although our agreements with wholesale customers generally contain only pricing terms, our contracts with certain customers also contain minimum and maximum purchase obligations at fixed prices. Because our profits on a fixed-price contract could decline if coffee prices increased, we acquire futures contracts with longer terms (generally three to four months) primarily for the purpose of guaranteeing an adequate supply of green coffee at favorable prices. Although the use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices, no strategy can entirely eliminate pricing risks or increased losses and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any futures contracts. See “Our Use of Derivatives.”

Marketing

We market our private label and wholesale coffee through trade shows, industry publications, face-to-face contact and through the use of our internal sales force and non-exclusive independent food and beverage sales brokers. We also use our web site (www.coffeeholding.com) as a method of marketing our coffee products and ourselves.

For our private label and branded coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions, two-for-one sales and new product launches to capture changing consumer taste preferences for upscale canned, bagged and single cup coffees.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2019 and 2018, we donated approximately $42,000 and $51,000, respectively, to charities.

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

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by three large companies: Kraft Foods, Inc. (owner of the Maxwell House brand), J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands) and Massimo Zanetti Beverage Group which also markets specialty coffee in addition to non-specialty coffee. Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe and Café Supremo brands are competitive in the fast growing Latin demographic and our S&W brand has been a popular and recognizable brand on the west coast for over 80 years.

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

The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties in any one of our physical contracts. Historically, we generally have been able to pass green coffee price increases through to customers, thereby maintaining our gross profits, however, we may not be able to pass price increases through to our customers in the future. Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedging results in losses, our cost of sales may increase, resulting in a decrease in profitability or an increase in losses. Although we have had net gains on options and futures contracts in the past, we have incurred losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or an increase in losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability or increase losses and adversely affect our stock price.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. No one customer accounted for greater than 10% of our net sales during our 2019 fiscal year. We generally do not enter long-term contracts with most of our customers, but we do enter into one and two year agreements with most our key customers on our private label business. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. If we are unable to make payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

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

Any inability to renew, extend or replace our credit facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund our business. The maturity date of our credit facility is March 31, 2020 and if our credit facility is not renewed or extended by that date, all principal and interest will be due and payable. There can be no guarantee that we will be able to renew, extend or replace our credit facility upon its maturity date on terms that are favorable to us, if at all. Our ability to renew our credit facility, or to obtain replacement financing at or before the credit facility’s expiration date, will be constrained by then-current economic conditions affecting the credit markets. Any inability to renew, extend or replace our credit facility by its maturity date, could have a material adverse effect on our liquidity and ability to fund our business.

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

Our success in promoting and enhancing our brands will also depend on our ability to provide customers with high quality products and service. Although we take measures to ensure that we sell only fresh roasted coffee, we have no control over our roasted coffee products once they are purchased by our customers. Accordingly, wholesale customers may store our coffee for longer periods of time or resell our coffee without our consent, in each case, potentially affecting the quality of the coffee prepared from our products. Although we believe we are less susceptible to quality control problems than many of our competitors because our products are processed in-house under strict quality control guidelines which have been in place for more than 40 years, if consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and ability to implement our business strategy may be adversely affected.

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

If there was a significant interruption in the operation of our Colorado, Ohio or Massachusetts facilities, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings. We are dependent on the continued operations of our Colorado, Ohio and Massachusetts coffee roasting and distribution facilities. Our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained. As a result, our revenues and earnings could be materially adversely affected.

Risks related to the coffee industry

Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit. Green coffee is our largest single cost of sales. Coffee is a traded commodity and, in general, its price can fluctuate depending on:

●	outside speculative influences such as indexed and algorithmic commodity funds;

●	weather patterns in coffee-producing countries;

●	economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;

●	foreign currency fluctuations; and

●	trade regulations and restrictions between coffee-producing countries and the United States.

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

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability. The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the increasing popularity and growth of the coffee industry. The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees. These competitors, such as Kraft Foods, Inc. (owner of the Maxwell House brand), J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands), and Massimo Zanetti Beverage Group, have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion. In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale. If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 15.6% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.53 and as high as $7.79 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

Our common stock trades on the NASDAQ Capital Market under the symbol “JVA.” We do not currently pay cash dividends on our common stock. Our board of directors approved a dividend program under which we intended to pay a dividend of 30% of our net profits for our fiscal year ending October 31, 2019 to shareholders of record as of October 31, 2019. However, we did not have net profits for our fiscal year ending October 31, 2019, and therefore no dividend will be paid. Our board of directors does not have any intention of paying a dividend in the future.

As of January 20, 2020, we had 169 holders of record.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$86,467	$90,655	$77,128	$78,948	$118,154
Cost of sales	70,708	75,041	64,978	67,066	112,437
Gross profit	15,759	15,614	12,150	11,882	5,717
Operating expenses	15,219	13,213	10,927	8,019	7,654
Income (loss) from operations	540	2,401	1,223	3,863	(1,937)
Other income (expense)	(247)	(362)	(246)	(147)	(156)
Income (loss) before income taxes	293	2,039	977	3,716	(2,093)
Provision (benefit) for income taxes	29	505	244	1,366	(764)
Minority interest	(359)	(468)	(266)	(138)	(84)
Net (loss) income	$(95)	$1,066	$467	$2,212	$(1,413)
Net (loss) income per share – Basic & Diluted	$(0.02)	$0.19	$0.08	$0.36	$(0.23)

	At October 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$39,687	$38,834	$40,132	$37,023	$35,274
Short-term debt	7,168	6,330	8,408	6,958	5,554
Total liabilities	12,956	12,844	14,408	11,910	10,856
Stockholders’ equity	26,731	25,990	25,591	25,113	24,418
Book value per share	$4.80	$4.67	$4.41	$4.28	$3.96

	At October 31,
	2019	2018	2017	2016	2015
Per Common Share Data:
Basic & Diluted EPS	$(.02)	$.19	$.08	$.36	$(.23)
Cash dividends declared	$0	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC. A Washington limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11 for revenue disaggregated by product line.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $94,000 for the year ended October 31, 2019. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $188,000 for the year ended October 31, 2019.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At October 31, 2019 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2019
Customer list and relationships, net	$533,373
Non-compete, net	69,300
Goodwill	2,488,785
Trademarks and tradenames	1,488,000

$4,579,458

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

Year Ended October 31, 2019 (Fiscal Year 2019) Compared to the Year Ended October 31, 2018 (Fiscal Year 2018)

Net Sales. Net sales totaled $86,467,432 for the fiscal year ended October 31, 2019, a decrease of $4,187,862, or 4.6%, from $90,655,294 for the fiscal year ended October 31, 2018. The decrease in net sales reflects the lower selling price of coffee during the year due to the continued depressed price of the green coffee market.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2019 was $70,708,100, or 81.8% of net sales, as compared to $75,040,802, or 82.8% of net sales, for the fiscal year ended October 31, 2018. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales.

Gross Profit. Gross profit for the fiscal year ended October 31, 2019 was $15,759,332, an increase of $144,840 from $15,614,492 for the fiscal year ended October 31, 2018. Gross profit as a percentage of net sales increased to 18.2% for the fiscal year ended October 31, 2019 from 17.2% for the fiscal year ended October 31, 2018. The increase in gross profits resulted from a reduction in coffee prices.

Operating Expenses. Total operating expenses increased by $2,005,474 to $15,218,803 for the fiscal year ended October 31, 2019 from $13,213,329 for the fiscal year ended October 31, 2018. Selling and administrative expenses increased $1,972,378, or 15.7%, to $14,504,707 for the fiscal year ended October 31, 2019 from $12,532,329 for the fiscal year ended October 31, 2018. The primary reasons for this increase was the reflection of a full year of Steep & Brew for fiscal year ended October 31, 2019 as compared to a half year for fiscal year ended October 31, 2018 which accounted for $1,836,803 and the increase in our freight costs as we increased and expanded our product distribution partially offset by our continued efforts to reduce overhead. Officers’ salary increased by $33,096 or 4.9% to $714,096 for the fiscal year ended October 31, 2019 from $681,000 for the fiscal year ended October 31, 2018.

Other Income (Expense). Other expense for the fiscal year ended October 31, 2019 was $247,315, a decrease of $114,910 from $362,225 for the fiscal year ended October 31, 2018. The decrease in other expense was attributable to a decrease in interest expense of $116,113, a decrease in interest income of $2,301 and a decrease in our loss from our equity investments of $1,098, during the fiscal year ended October 31, 2019.

Income (Loss) Before provision for income Taxes and Non-controlling Interest in Subsidiary. We had income of $293,214 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2019 compared to income of $2,038,938 for the fiscal year ended October 31, 2018, resulting in a net change of $1,745,724 for the year ended October 31, 2019. The decrease was primarily attributable to the reasons described above.

Income Taxes. Our provision for income taxes for the fiscal year ended October 31, 2019 totaled $29,208 compared to a provision of $511,532 for the fiscal year ended October 31, 2018. The change was attributable to the difference in the income for the year ended October 31, 2019 versus fiscal year ended October 31, 2018.

Net (Loss) Income. We had a net loss of $94,598 or $0.02 per share basic and diluted, for the fiscal year ended October 31, 2019 compared to a net income of $1,059,276, or $0.19 per share basic and diluted for the fiscal year ended October 31, 2018. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of October 31, 2019, we had working capital of $20,227,944, which represented a $656,458 increase from our working capital of $19,571,486 as of October 31, 2018, and total stockholders’ equity of $25,264,077 which increased by $382,301 from our total stockholders’ equity of $24,881,776 as of October 31, 2018. Our working capital increased primarily due to increases of $3,570,119 in inventory, 8,765 in prepaid expenses and other current assets, $2,728 in prepaid and refundable income taxes, a decrease of $489,533 in accounts payable and accrued expenses, $1,405 in income taxes payable, a decrease in due to broker of $123,077, partially offset by decreases of $2,208,828 in cash, decreases of $492,870 in accounts receivable, increases in our short term borrowing of $837,471. As of October 31, 2019, the outstanding balance on our line of credit was $7,167,740 compared to $6,260,014 as of October 31, 2018. Total stockholders’ equity increased due to our option issuance partially offset by our net loss.

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

The Company had net income of $264,006 before non controlling interest in subsidiary and had negative cash flows from operating activities of approximately $2.1 million for the year ended October 31, 2019. Our working capital amounted to $20,227,944 at October 31, 2019, which includes approximately $2,400,000 ($2,700,000 at January 27, 2020) of cash and cash equivalents and an increased level of inventory purchased at reduced prices, which management believes is a significant source of near term liquidity. We also have outstanding bank borrowings of $7,167,740 (approximately $5,200,000 at January 27, 2020) under a line of credit that matures on March 31, 2010. We are currently engaged in discussions with several lenders to either renew or extend the line of credit prior to its expiration; however, no agreement has yet been reached to extend or renew the facility at this time. Management believes that we have substantial excess working capital and the ability to manage expenditures in the near-term to ensure that there is sufficient liquidity available to repay the loan at its stated maturity date in the event of non-renewal. This plan could include deferring certain discretionary spending, extending the payment dates of certain trade liabilities that we have traditionally paid in thirty days or less and taking advantage of the availability of inventory that was sourced at favorable prices. We further believe that should the loan be repaid in the event of a non-renewal, there is substantial liquidity available to fund operations through the remainder of the twelve month period following the issuance date of the financial statements.

There can be no guarantee that we will be able to renew, extend or replace our credit facility with Sterling upon its maturity date on terms that are favorable to us, if at all. Our ability to renew our credit facility, or to obtain replacement financing at or before the credit facility’s expiration date, will be constrained by then-current economic conditions affecting the credit markets. Any inability to renew, extend or replace our credit facility by its maturity date, could have a material adverse effect on our liquidity and ability to fund our business.

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

As of October 31, 2019 and October 31, 2018, the outstanding balance under the bank line of credit was $7,167,740 and $6,260,014, respectively.

For the fiscal year ended October 31, 2019, our operating activities used net cash of $2,302,889 as compared to the fiscal year ended October 31, 2018 when operating activities provided net cash of $8,693,403. The decreased cash flow from operations for the fiscal year ended October 31, 2019 was primarily due to our net income, accounts receivable, inventories and accounts payable and accrued expenses.

For the fiscal year ended October 31, 2019, our investing activities used net cash of $743,410 as compared to the fiscal year ended October 31, 2018 when net cash used by investing activities was $3,060,851. The decrease in our uses of cash in investing activities was due to our decreased outlays for business purchases, partially offset by our increased purchases of machinery and equipment during the fiscal year ended October 31, 2019.

For the fiscal year ended October 31, 2019, our financing activities provided net cash of $837,471 compared to net cash used in financing activities of $3,346,818 for the fiscal year ended October 31, 2018. The change in cash flow from financing activities for the fiscal year ended October 31, 2019 was due to our decreased purchases of treasury stock and our decreased principal reductions on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2019 in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2019. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon the assessment, our management concluded that our internal control over financial reporting was not effective as of October 31, 2019 and we have a material weakness related to the accounting for stock-based compensation awards. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Remediation Plan for the Material Weakness

To remediate the material weakness identified above, we are initiating controls and procedures in order to:

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

Changes in Control Over Financial Reporting. During the fiscal year ending October 31, 2019, we continued to implement procedures to review and document all corporate actions related to stock-based compensation awards. There have been no additional changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 25, 2019).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Description of Capital Stock.*

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.22	Loan Modification Agreement and Waiver, dated March 23, 2018, by and by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

10.23	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.24	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

21.1	List of Significant Subsidiaries.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2020.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 29, 2020
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 29, 2020
David Gordon

/s/ Gerard DeCapua	Director	January 29, 2020
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 29, 2020
Daniel Dwyer

/s/ Barry Knepper	Director	January 29, 2020
Barry Knepper

/s/ John Rotelli	Director	January 29, 2020
John Rotelli

/s/ George Thomas	Director	January 29, 2020
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2019 and 2018, the related consolidated statements of (loss) / income, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

January 29, 2020

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2019 AND 2018

	2019	2018

- ASSETS -
CURRENT ASSETS:
Cash	$2,402,556	$4,611,384
Accounts receivable, net of allowances of $144,000 for 2019 and 2018	9,421,427	9,914,297
Inventories	18,841,225	15,271,106
Due from broker	101,031
Prepaid expenses and other current assets	587,626	578,861
Prepaid and refundable income taxes	385,934	383,206
TOTAL CURRENT ASSETS	31,739,799	30,758,854

Machinery and equipment, at cost, net of accumulated depreciation of $6,931,913 and $6,251,828 for 2019 and 2018, respectively	2,413,533	2,350,208
Customer list and relationships, net of accumulated amortization of $151,627 and $108,875 for 2019 and 2018, respectively	533,373	576,125
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $29,700 and $9,900 for 2019 and 2018, respectively	69,300	89,100
Goodwill	2,488,785	2,488,785
Equity method investments	86,008	89,776
Deferred income tax asset	480,473	440,325
Deposits and other assets	387,453	552,904
TOTAL ASSETS	$39,686,724	$38,834,077

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,344,015	$4,833,548
Line of credit	7,167,740	6,260,014
Due to broker		22,046
Note payable		70,255
Income taxes payable	100	1,505
TOTAL CURRENT LIABILITIES	11,511,855	11,187,368

Deferred income tax liabilities	872,232	882,022
Deferred rent payable	193,461	242,143
Deferred compensation payable	378,453	532,726
TOTAL LIABILITIES	12,956,001	12,844,259
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding for 2019 and 2018	6,494	6,494
Additional paid-in capital	16,580,974	16,104,075
Retained earnings	13,310,169	13,404,767
Less: Treasury stock, 925,331 common shares, at cost for 2019 and 2018	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,264,077	24,881,776
Noncontrolling interest	1,466,646	1,108,042
TOTAL EQUITY	26,730,723	25,989,818
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,686,724	$38,834,077

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) / INCOME

YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
NET SALES	$86,467,432	$90,655,294

COST OF SALES (which includes purchases of approximately $8.3 million and $9.1 million in fiscal years 2019 and 2018, respectively, from a related party)	70,708,100	75,040,802

GROSS PROFIT	15,759,332	15,614,492

OPERATING EXPENSES:
Selling and administrative	14,504,707	12,532,329
Officers’ salaries	714,096	681,000
TOTAL	15,218,803	13,213,329

INCOME FROM OPERATIONS	540,529	2,401,163

OTHER INCOME (EXPENSE):
Interest income	11,046	13,347
Loss from equity method investments	(3,769)	(4,867)
Interest expense	(254,592)	(370,705)
TOTAL	(247,315)	(362,225)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	293,214	2,038,938

Provision for income taxes	29,208	511,532

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	264,006	1,527,406
Less: Net income attributable to the non-controlling interest in subsidiary	(358,604)	(468,130)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(94,598)	$1,059,276

Basic and diluted (loss) earnings per share	$(.02)	$.19

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,691,057

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2019 AND 2018

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2017	5,805,935	$6,494	688,745	$(3,504,510)	$16,104,075	$12,345,490	$639,912	$25,591,461

Treasury Stock	(236,586)		236,586	(1,129,050)				(1,129,050)

Net income						1,059,277		1,059,277

Non-Controlling Interest							468,130	468,130

Balance, October 31, 2018	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Stock Compensation					476,899			476,899

Net loss						(94,598)		(94,598)

Non-Controlling Interest							358,604	358,604

Balance, October 3l, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES:

Net income	$264,006	$1,527,406
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	742,637	740,454
Stock-based compensation	476,899
Unrealized gain on commodities	(123,077)	(188,816)
Loss on equity method investments	3,768	4,867
Deferred rent	(48,682)	1,764
Deferred income taxes	(49,938)	151,765
Changes in operating assets and liabilities:
Accounts receivable	492,870	3,613,947
Inventories	(3,570,119)	2,155,487
Prepaid expenses and other current assets	(8,765)	43,877
Prepaid green coffee		171,350
Prepaid and refundable income taxes	(2,728)	89,608
Accounts payable and accrued expenses	(489,533)	392,713
Deposits and other assets	165,451	(11,178)
Income taxes payable	(1,405)	159
Net cash (used in) provided by operating activities	(2,148,616)	8,693,403

INVESTING ACTIVITIES:
Purchase of business net of cash acquired		(2,677,335)
Distribution of funds from deferred compensation plan	(154,273)
Purchases of machinery and equipment	(743,410)	(383,516)
Net cash used in investing activities	(897,683)	(3,060,851)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,407,726	3,810,400
Purchase of treasury stock		(1,129,050)
Principal payment on note payable	(70,255)
Principal payments under bank line of credit	(500,000)	(6,028,168)
Net cash provided by (used in) financing activities	837,471	(3,346,818)

NET (DECREASE) INCREASE IN CASH	(2,208,828)	2,285,734

CASH, BEGINNING OF YEAR	4,611,384	2,325,650

CASH, END OF YEAR	$2,402,556	$4,611,384

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$254,603	$372,228
Income taxes paid	$83,279	$270,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On April 24, 2018 Generations Coffee Company acquired the assets of Steep & Brew, Inc.:

Accounts receivable		$86,442
Inventory		1,116,021
Equipment		221,283
Prepaid expenses		28,913
Non-compete		99,000
Customer lists		245,000
Tradename		668,000
Goodwill		363,396

Less:Note Payable		140,510
Less: Liability assumed		10,210

Net cash paid		$2,677,335

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

LIQUIDITY AND FINANCIAL CONDITION:

The Company had net income of $264,006 before non controlling interest in subsidiary and had negative cash flows from operating activities of approximately $2.1 million for the year ended October 31, 2019. The Company’s working capital amounted to $20,227,944 at October 31, 2019, which includes approximately $2,400,000 ($2,700,000 at January 27, 2020) of cash and cash equivalents and an increased level of inventory purchased at reduced prices, which management believes is a significant source of near term liquidity. The Company also has outstanding bank borrowings of $7,167,740 (approximately $5,200,000 at January 27, 2020) under a line of credit that matures on March 31, 2010. The Company is currently engaged in discussions with several lenders to either renew or extend the line of credit prior to its expiration; however, no agreement has yet been reached to extend or renew the facility at this time. Management believes that the Company has substantial excess working capital and the ability to manage expenditures in the near-term to ensure that there is sufficient liquidity available to repay the loan at its stated maturity date in the event of non-renewal. This plan could include deferring certain discretionary spending, extending the payment dates of certain trade liabilities that the Company has traditionally paid in thirty days or less and taking advantage of the availability of inventory that was sourced at favorable prices. The Company further believes that should the loan be repaid in the event of a non-renewal, there is substantial liquidity available to fund operations through the remainder of the twelve month period following the issuance date of the financial statements.

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

OCTOBER 31, 2019 AND 2018

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2019	2018
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2019 and 2018.

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

OCTOBER 31, 2019 AND 2018

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2019	2018

Option contracts	$(58,856)	$(39,926)
Future contracts	159,887	17,880

Commodities due to broker	$101,031	$(22,046)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2019, the Company held 124 futures contracts (generally with terms of three to four months) for the purchase of 4,650,000 pounds of green coffee at a weighted average price of $.9860 per pound. The fair market value of coffee applicable to such contracts was $1.02 per pound at that date.

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

Included in cost of sales for the years ended October 31, 2019 and 2018, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2019	2018
Gross realized gains	$1,307,816	$999,540
Gross realized (losses)	(2,642,537)	(2,007,691)
Unrealized gains	123,077	188,816
Total	$(1,211,644)	$(819,335)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. The value of the goodwill and trademarks was allocated based on an independent valuation. Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value. As of October 31, 2019 and 2018, the Company has determined by using a qualitative assessment that an impairment did not exist. In 2011, the Company adopted Financial Accounting Standard ASB ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods, Sonofresco and Steep & Brew which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $449,678 and $366,665 for the years ended October 31, 2019 and 2018, respectively.

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

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The company has issued 689,000 options as of October 31, 2019, they have not been included in the calculation of diluted earnings per share because of their anti-dilutitive value

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 and 5,691,057 for the years ended October 31, 2019 and 2018, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

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

REVENUE RECOGNITION:

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU Topic 606. The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. Based on our analysis, the Company did not identify a cumulative effect adjustment to retained earnings at November 1, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11 for revenue disaggregated by product line.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $3,214,000 and $3,144,000 for the years ended October 31, 2019 and 2018, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2019 and 2018, the Company had approximately $1,490,000 and $2,800,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2019 and 2018, the Company had approximately $706,000 and $355,000 in excess of SIPC insured limits, respectively.

See Note 10 for concentration of risks with respect to trade receivables and purchases from accounts payable vendors.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

RECLASSIFICATION:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The investments in this company amounted to $100,000. The loss recognized amounted to $3,769 and $4,867 for the years ended October 31, 2019 and 2018, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2019 and 2018 was $86,008 and $89,776, respectively.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company adopted Topic 842 effective November 1, 2019 using a modified retrospective method and will not restate comparative periods. Upon adoption, the Company recorded a right-to-use asset of $2.5 million and a corresponding lease liability of approximately $2.7 million on the Company’s balance sheet with the difference relating to reclassifications of the deferred rent liability as a reduction to the right-to-use asset for its operating lease. Adoption of the new lease standard will not have a significant impact on the Company’s statement of operations.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (cont’d):

The FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. There was no impact to the consolidated financial statements upon adoption as of November 1, 2018

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” which addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. These amendments in Part I of this update are effective for annual and interim periods beginning after December 15, 2018, early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied in either of the following ways: (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. (2) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part I and Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 4 - INVENTORIES:

Inventories at October 31, 2019 and 2018 consisted of the following:

	2019	2018
Packed coffee	$4,044,279	$3,286,450
Green coffee	12,515,124	9,858,495
Roaster parts	419,077	270,188
Packaging supplies	1,862,745	1,855,973
Totals	$18,841,225	$15,271,106

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 5 – BUSINESS ACQUISITION (cont’d):

The following table summarizes the amounts of assets purchased:

Assets acquired:
Accounts receivable	$86,442
Inventory	1,116,021
Equipment	221,283
Prepaid expenses	28,913
Non-compete	99,000
Customer lists	245,000
Tradename	668,000
Goodwill	363,396
Less: Liability assumed	10,210
Less: Note payable	140,510
Cash paid	$2,677,335

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the twelve months ended October 31, 2018 has been prepared as though the business acquisition had occurred as of November 1, 2017 retroactively to the beginning of the period. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Twelve Months Ended October 31,
2018

Pro forma sales	$95,900,631
Pro forma net income (loss)	$940,437
Pro forma basic and diluted earnings per share	$.17

The operations have been included in the Company’s consolidated statement of operations since the date of the acquisition on April 24, 2018. The total revenue and net income included within the Company’s results of operations for the year ended October 31, 2018 amounted $5,512,930 $186,600, respectively.

NOTE 6 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2019 and 2018 consisted of the following:

	Estimated Useful Life	2019	2018
Improvements	15-30 years	$228,201	$210,085
Machinery and equipment	7 years	8,035,223	7,363,497
Furniture and fixtures	7 years	1,082,022	1,028,454
		9,345,446	8,602,036
Less, accumulated depreciation		6,931,913	6,251,828
		$2,413,533	$2,350,208

Depreciation expense totaled $680,085 and $693,929 for the years ended October 31, 2019 and 2018, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 7 - LINE OF CREDIT:

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 3.78 at October 31, 2019.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions.The Company was in compliance with all covenants as of October 31, 2019.

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

OCTOBER 31, 2019 AND 2018

NOTE 7 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of October 31, 2019 and October 31, 2018, the outstanding balance under the bank line of credit was $7,167,740 and $6,260,014, respectively.

NOTE 8 - INCOME TAXES:

The Company’s provision for income taxes in 2019 and 2018 consisted of the following:

	2019	2018

Current
Federal	$10,172	$219,233
State and local	68,974	140,534
	79,146	359,767
Deferred
Federal	(45,323)	98,400
State and local	(4,615)	53,365
	(49,938)	151,765
Income tax expense	$29,208	$511,532

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2019	2018
Tax at the federal statutory rate	$61,575	$693,239
Other permanent differences	(45,107)	(59,473)
Effect of tax rate change		(224,283)
State and local tax, net of federal	12,740	102,049

Provision for income taxes	$29,208	$511,532

Effective income tax rate	10%	25%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 8 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Accounts receivable	$36,802	$39,561
Unrealized loss		6,057
Deferred rent	49,442	66,524
Deferred compensation	96,720	146,356
Net operating loss	82,973	96,950
Stock-based compensation	121,880
Inventory	92,656	84,877

Total deferred tax asset	$480,473	$440,325

Deferred tax liability:
Intangible assets acquired	484,932	484,932
Unrealized gain	32,656
Fixed assets	354,644	$397,090

Total deferred tax liabilities	$872,232	$882,022

A valuation allowance was not provided at October 31, 2019 or 2018. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2019 and 2018, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2019 and 2018, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2016. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2015. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2016.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024. Rent charged to operations amounted to $95,504 for the years ended October 31, 2019 and 2018.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY. This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases. Rent charged to operations amounted to $143,171 for the years ended October 31, 2019 and 2018. The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA. This lease, which is at a monthly rental beginning April 1, 2015, expired on March 31, 2017. The lease was extended, effective as of April 1, 2017 and expiring on March 31, 2019. The lease was extended, effective as of April 1, 2019 and expiring on March 31, 2021. Rent charged to operations amounted to $39,960 and $38,943 for the years ended October 31, 2019 and 2018, respectively.

In December 2016, the Company entered into a lease for office and warehouse space in Burlington, WA. This lease, which is at a monthly rental beginning December 1, 2017, expired on December 31, 2018. The lease was extended, effective January 1, 2019 and expiring on December 31, 2019. Rent charged to operations amounted to $47,143 and $46,190 for the years ended October 31, 2019 and 2018, respectively.

In April 2017, the Company entered into a lease for office and warehouse space in North Andover, MA. This lease, which is at a monthly rental beginning April 1, 2017, expires on May 31, 2028 and includes charges for common areas and utilities. Rent charged to operations amounted to $233,754 and $233,750 for the years ended October 31, 2019 and 2018, respectively.

In April 2018, the Company through its joint venture Generations Coffee Company, LLC entered into a lease for office and warehouse space in Madison, WI. This lease, which is at a monthly rental beginning April 1, 2018, expires on September 30, 2024 and includes charges for common areas and utilities. Rent charged to operations amounted to $117,149 and $57,521 for the years ended October 31, 2019 and 2018, respectively.

The aggregate minimum future lease payments as of October 31, 2019 for each of the next five years and thereafter are as follows:

October 31,

2020	$590,745
2021	540,588
2022	522,120
2023	524,607
2024	311,678
Thereafter	603,032

$3,092,770

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $89,577 and $77,341 for the years ended October 31, 2019 and 2018, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 19% of the Company’s sales were derived from six customers during the year ended October 31, 2019. These customers also accounted for approximately $3,109,000 or 33% of the Company’s accounts receivable balance at October 31, 2019. Approximately 26% of the Company’s sales were derived from four customers during the year ended October 31, 2018. These customers also accounted for approximately $2,856,000 or 29% of the Company’s accounts receivable balance at October 31, 2018. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2019, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $1,005,000 of the Company’s accounts payable at October 31, 2019. For the year ended October 31, 2018, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $726,000 of the Company’s accounts payable at October 31, 2018. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line for the years ended October 31, 2019 and 2018.

	2019	2018
Green	$32,849,195	$39,538,059
Packaged	53,618,237	51,117,235

Totals	$86,467,432	$90,655,294

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2019 and 2018 of $401,227 and $447,140, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $8,300,000 and $9,100,000 for the years ended October 31, 2019 and 2018, respectively. The corresponding accounts payable balance to this vendor was approximately $840,000 and $215,000 at October 31, 2019 and 2018, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation payable represents the liability due to an officer of the Company. The deferred compensation liability at October 31, 2019 and 2018 was $378,453 and $532,726, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2019 and 2018, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the twelve months ended October 31, 2019. The Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018.

b.	Share Repurchase Program. On September 10, 2017, the Company announced that the Board of Directors had approved a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors. The 2017 Share Repurchase Program may be discontinued or suspended at any time. Pursuant to the terms of the 2017 Share Repurchase Program, the Company purchased 236,586 shares for $1,129,050 during the year ended October 31, 2018. As of October 31, 2018, the 2017 Share Repurchase Program has been discontinued.

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

During the year ended October 31, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

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

The following table represents stock option activity for the year ended October 31, 2019:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2018	-	-	-	-	-	-
Granted	1,000,000		$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance July 31, 2019	1,000,000	-	$5.43	-	10	-

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 12 - STOCKHOLDERS’ EQUITY (con’d):

The Company recorded $476,899 of stock-based compensation, which is included in selling and administrative costs for the year ended October 31, 2019.

The outstanding stock compensation expense as of October 31, 2019 was approximately $2,033,371.

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

		Fair Value Measurements as of October 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	378,453	378,453	–	–
Commodities – Futures	159,887		159,887
Total Assets	$538,340	$378,453	$159,887	–

Liabilities:
Commodities – Options	(58,856)	–	(58,856)	–
Total Liabilities	$(58,856)	–	$(58,856)	–

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

NOTE 13 - FAIR VALUE MEASUREMENTS (con’t):

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

