Form 10-Q
period 2020-01-31
COFFEE HOLDING CO INC
filed 2020-03-16
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at March 7, 2020.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2020 AND OCTOBER 31, 2019

	January 31, 2020	October 31, 2019
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,751,132	$2,402,556
Accounts receivable, net of allowances of $144,000 for 2020 and 2019	8,610,176	9,421,427
Inventories	18,055,853	18,841,225
Due from broker		101,031
Prepaid expenses and other current assets	613,884	587,626
Prepaid and refundable income taxes	247,901	385,934
TOTAL CURRENT ASSETS	30,278,946	31,739,799

Machinery and equipment, at cost, net of accumulated depreciation of $7,104,068 and $6,931,913 for 2020 and 2019, respectively	2,340,159	2,413,533
Customer list and relationships, net of accumulated amortization of $162,315 and $151,627 for 2020 and 2019, respectively	522,685	533,373
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $34,650 and $29,700 for 2020 and 2019, respectively	64,350	69,300
Goodwill	2,488,785	2,488,785
Equity method investments	84,696	86,008
Deferred income tax asset	649,725	480,473
Right of Use Asset	2,405,061
Deposits and other assets	382,480	387,453
TOTAL ASSETS	$40,704,887	$39,686,724

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,707,669	$4,344,015
Line of credit	5,867,840	7,167,740
Note payable – current portion	4,440	-
Lease liability – current portion	483,042
Due to broker	884,806	-
Income taxes payable	317	100
TOTAL CURRENT LIABILITIES	10,948,114	11,511,855

Deferred income tax liabilities	828,382	872,232
Deferred rent payable		193,461
Lease liability	2,104,974
Note payable – long term	22,367
Deferred compensation payable	373,480	378,453
TOTAL LIABILITIES	14,277,317	12,956,001
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding for 2020 and 2019	6,494	6,494
Additional paid-in capital	16,829,005	16,580,974
Retained earnings	12,710,321	13,310,169
Less: Treasury stock, 925,331 common shares, at cost for 2020 and 2019	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,912,260	25,264,077
Noncontrolling interest	1,515,310	1,466,646
TOTAL EQUITY	26,427,570	26,730,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,704,887	$39,686,724

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS/(LOSS)

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	2020	2019
NET SALES	$19,285,501	$23,633,811

COST OF SALES (which includes purchases of approximately $1.3 million and $1.8 million in fiscal years 2020 and 2019, respectively, from a related party)	16,170,747	19,064,767

GROSS PROFIT	3,114,754	4,569,044

OPERATING EXPENSES:
Selling and administrative	3,504,803	3,675,661
Officers’ salaries	170,250	203,346
TOTAL	3,675,053	3,879,007

(LOSS) INCOME FROM OPERATIONS	(560,299)	690,037

OTHER INCOME (EXPENSE):
Interest income	744	1,787
(Loss) gain from equity method investments	(1,311)	105
Interest expense	(55,734)	(66,240)
TOTAL	(56,301)	(64,348)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(616,600)	625,689

(Benefit) provision for income taxes	(65,416)	125,920

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(551,184)	499,769
Less: Net income attributable to the non-controlling interest in subsidiary	(48,664)	(185,054)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(599,848)	$314,715

Basic and diluted (loss) earnings per share	$(.11)	$.06

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2018	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Net income						314,715		314,715

Non-Controlling Interest							185,054	185,154

Balance, January 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,719,482	$1,293,096	$26,489,587

Balance, November 1, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					248,031			248,031

Net loss						(599,848)		(599,848)

Non-Controlling Interest							48,664	48,664

Balance, January 3l, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	2020	2019
OPERATING ACTIVITIES:

Net (loss) income	$(551,184)	$499,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,793	176,343
Stock-based compensation	248,031
Unrealized loss on commodities	985,837	543,149
Loss on equity method investments	1,311	(105)
Deferred rent	-	(12,051)
Amortization of right to use asset	106,961	-
Deferred income taxes	(213,102)	(114,938)
Changes in operating assets and liabilities:
Accounts receivable	811,251	706,566
Inventories	785,372	(127,639)
Prepaid expenses and other current assets	(26,258)	28,778
Prepaid and refundable income taxes	138,033	210,491
Accounts payable and accrued expenses	(636,344)	(1,028,105)
Change in lease liability	(117,468)	-
Deposits and other assets		(88,160)
Income taxes payable	217	18,409
Net cash provided by operating activities	1,720,450	812,507

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(71,974)	(133,511)
Net cash used in investing activities	(71,974)	(133,511)

FINANCING ACTIVITIES:
Advances under bank line of credit	600,100	7,426
Principal payments under bank line of credit	(1,900,000)	(500,000)
Net cash used in financing activities	(1,299,900)	(492,574)

NET INCREASE IN CASH	348,576	186,422

CASH, BEGINNING OF PERIOD	2,402,556	4,611,384

CASH, END OF PERIOD	$2,751,132	$4,797,806

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$61,906	$66,943
Income taxes paid	$9,436	$11,958

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$2,512,022
Initial recognition of operating lease liabilities	$2,705,484

Machinery and equipment acquired through financing	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The following (a) condensed consolidated balance sheet as of October 31, 2019, which has been derived from our audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on January 29, 2020 for the fiscal year ended October 31, 2019 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2020, and results of operations for the three ended January 31, 2020 and the cash flows for the three months ended January 31, 2020 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The results of operations for the three months ended January 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Significant Accounting Policy

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU Topic 606. The Company has adopted the new standard on November 1, 2018 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. Based on our analysis, the Company did not identify a cumulative effect adjustment to retained earnings at November 1, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 10 for revenue disaggregated by product line.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following assumptions were used as inputs to the Black Scholes option pricing model to estimate the fair value of option granted during the quarter ended July 31 2019 which are currently being expensed over the requisite service period:

Expected Life	10 years
Risk free interest rate	2.42% ˗ 2.57%
Expected volatility	43.0% ˗ 64.2%
Expected dividend yield	0%
Forfeiture rate	0%

Recently Adopted Accounting Pronouncements

Effective November 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”). The new guidance increases transparency by requiring the recognition of right to use assets and lease liabilities on the statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirement, which did not require lease assets and lease liabilities to be recognized for most operating leases.

The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lease, have not significantly changed from previous US GAAP requirements.

On November 1, 2019, the effective date of ASC 842, existing leases of the Company were required to be recognized and measured. Additionally any leases entered into during the year were also required to recognized and measured. In applying ASC 842, the Company made an accounting policy election not to recognize the right of use assets and lease liabilities relating to short-term leases. Implementation of ASC 842 included an analysis of contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of the right to use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates to apply in determining the lease liabilities.

The new standard provides a number of transition practical expedients, which the Company has elected, including:

● A “package of three” expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases, and

● An implementation expedient which allows the requirements of the standard in the period of adoption with no restatement of prior periods.

The adoption of ASC 842 resulted in the recording of operating lease right of use assets of $2,512,022 and operating lease liabilities of $2,705,484 at November 1, 2019.

The Company implemented ASC 842 using the modified retrospective approach. In addition, at November 1, 2019, there was no impact to stockholder’s equity upon adoption.

The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangement are comprised of real estate and facility leases. Right of use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the measurement date in determining the present value of the lease payments. The present value of the lease payments was determined using a 4.75% incremental borrowing rate. Right of use assets also exclude lease incentives.

The Company presents the amortization of its right to use assets and payments of related lease liabilities originating in connection with operating leases as an adjustment to reconcile net income or loss to net cash generated or used in operating activities and an operating cash outflow, respectively within the operating section of the statement of cash flows.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Total expense for operating leases for the three months ended January 31, 2020 was $195,230 of which, $36,719 was included within cost of goods sold and $158,511 was recorded in the selling and administrative expenses. The aggregate cash payments under these leasing agreements was $149,188 for the three months ended January 31, 2020.

The following summarizes the Company’s operating leases:

January 31, 2020

Right-of-use operating lease assets	$2,405,061
Current lease liability	$483,042
Non-current lease liability	$2,104,974

January 31, 2020

Average remaining lease term	4.0
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2020	$448,757
2021	547,788
2022	529,320
2023	531,807
2024	316,477
2025	168,288
2026	168,288
2027	168,288
2028	98,170
Total lease payments	$2,977,183
Less: imputed interest	(389,167)
Present value of operating lease liabilities	$2,588,016

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

JANUARY 31, 2020

(UNAUDITED)

NOTE 4 - ACCOUNTS RECEIVABLE:

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	January 31, 2020	October 31, 2019
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 5 - INVENTORIES:

Inventories at January 31, 2020 and October 31, 2019 consisted of the following:

	January 31, 2020	October 31, 2019
Packed coffee	$3,989,332	$4,044,279
Green coffee	11,556,810	12,515,124
Roasters and parts	420,032	419,077
Packaging supplies	2,089,679	1,862,745
Totals	$18,055,853	$18,841,225

NOTE 6 - COMMODITIES HELD BY BROKER:

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 6 - COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2020	October 31, 2019
Option Contracts	$(692,831)	$(58,856)
Future Contracts	(191,975)	159,887
Total Commodities	$(884,806)	$101,031

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2020, the Company held 21 futures contracts (generally with terms of three to four months) for the purchase of 787,500 pounds of green coffee at a weighted average price of $1.10 to $1.225 per pound. The fair market value of coffee applicable to such contracts was $1.0265 per pound at that date. The Company also held 100 options covering an aggregate of 3,750,000 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was ($565,779).

At October 31, 2019, the Company held 124 futures contracts (generally with terms of three to four months) for the purchase of 4,650,000 pounds of green coffee at a weighted average price of $.9860 per pound. The fair market value of coffee applicable to such contracts was $1.02 per pound at that date.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2020	2019
Gross realized gains	$356,559	$542,596
Gross realized losses	(126,811)	(309,613)
Unrealized gain (loss)	(985,837)	(543,149)
Total	$(756,089)	$(310,166)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2020; (ii) increases the maximum principal amount to $14,000,000; and (iii) decreases the interest rate per annum to LIBOR plus 2 percent, 3.66% at January 31, 2020.

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of January 31, 2020 and October 31, 2019.

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

JANUARY 31, 2020

(UNAUDITED)

NOTE 7 - LINE OF CREDIT (cont’d):

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of January 31, 2020 and October 31, 2019, the outstanding balance under the bank line of credit was $5,867,840 and $7,167,740, respectively.

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

As of January 31, 2020 and October 31, 2019, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2020 and October 31, 2019, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Louisiana, Montana, Massachusetts, Michigan, New Jersey, New York, New York City, Oregon, Rhode Island, South Carolina, Tennessee, Virginia, and Texas state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2016. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2015. The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2016.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 for the three months ended January 31, 2020 and 2019. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 24% of the Company’s sales were derived from six customers during the three months ended January 31, 2020. These customers also accounted for approximately $2,651,000 of the Company’s accounts receivable balance at January 31, 2020. Approximately 21% of the Company’s sales were derived from five customers during the three months ended January 31, 2019. These customers also accounted for approximately $2,500,000 of the Company’s accounts receivable balance at January 31, 2019. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2020, approximately 28% of the Company’s purchases were from six vendors. These vendors accounted for approximately $633,000 of the Company’s accounts payable at January 31, 2020. For the three months ended January 31, 2019, approximately 30% of the Company’s purchases were from five vendors. These vendors accounted for approximately $486,000 of the Company’s accounts payable at January 31, 2019. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line in the three months ended January 31, 2020 and 2019

	January 31, 2020	January 31, 2019
Green	$6,785,576	$9,157,707
Packaged	$12,499,925	$14,476,104
Totals	$19,285,501	$23,633,811

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2020 and 2019 of $102,771 and $100,618, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,333,000 and $1,796,000 for the three months ended January 31, 2020 and 2019 respectively. The corresponding accounts payable balance to this vendor was approximately $285,000 and $228,000 at January 31, 2020 and 2019, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at January 31, 2020 and October 31, 2019 were $373,480 and $378,453, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2020 and the year ended October 31, 2019.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2020, the Board of Directors approved 1,000,000 options.

During the year ended October 31, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (cont’d):

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

The following table represents stock option activity for the year ended October 31, 2019:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2018	-	-	-	-	-	-
Granted	1,000,000		$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance October 31, 2019	1,000,000	-	$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance January 31, 2020	1,000,000	-	$5.43	-	10	-

The Company recorded $248,031 and $476,899 of stock-based compensation in the three months ended January 31, 2020 and the year ended October 31, 2019, respectively.

The outstanding stock compensation expense as of January 31, 2020 was approximately $1,785,340.

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

Our sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO and our licensing arrangement with DTS8 Coffee Company, Ltd. On June 23, 2016, we formed our wholly owned subsidiary, Sonofresco, LLC (“SONO”), a Delaware limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. We believe these efforts will allow us to expand our business.

Our sales are affected by the price of green coffee. We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. For example, in Brazil, which produces approximately 40% of the world’s green coffee, the coffee crops are historically susceptible to frost in June and July and drought in September, October and November. However, because we purchase coffee from a number of countries and are able to freely substitute one country’s coffee for another in our products, price fluctuations in one country generally have not had a material impact on the price we pay for coffee. Accordingly, price fluctuations in one country generally have not had a material effect on our results of operations, liquidity and capital resources. Historically, because we generally have been able to pass green coffee price increases through to customers, increased prices of green coffee generally result in increased net sales, irrespective of sales volume.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 using the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $86,000 for the three months ended January 31, 2020. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $181,000 for the three months ended January 31, 2020.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At January 31, 2020 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2020
Customer list and relationships, net	$522,685
Non-compete, net	64,350
Trademarks and tradenames	1,488,000
Goodwill	2,488,785
$4,563,820

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

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Net Sales. Net sales totaled $19,285,501 for the three months ended January 31, 2020, a decrease of $4,348,310, or 18.0%, from $23,633,811 for the three months ended January 31, 2019. The decrease in net sales was due to lower sales of green coffee during the quarter as customers slowed purchases due to the volatility in the green coffee market. Also, our largest customer at Steep n Brew changed our distribution agreement into a commission agreement. The change resulted in a $1.3 million decline in sales compared to the first quarter of last year as well as a decrease in sales of approximately $296,000 to our former largest wholesale green coffee customer.

Cost of Sales. Cost of sales for the three months ended January 31, 2020 was $16,170,747, or 83.8% of net sales, as compared to $19,064,767, or 80.7% of net sales, for the three months January 31, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by the unrealized losses on our options and futures hedges.

Gross Profit. Gross profit for the three months ended January 31, 2020 amounted to $4,100,591 or 21.2% of net sales excluding the effect of $985,837 of unrealized losses we recorded in connection with our hedging of futures and option contracts. Gross profit including the effect of our hedging activities amounted to $3,114,754 or 16.2% of net sales. Gross profit for the three months ended January 31, 2019 amounted to $5,112,193 or 21.6% of net sales excluding the effect of $543,149 of unrealized losses we recorded in connection with our hedging of futures and option contracts. Gross profit including the effect of our hedging activities amounted to $4,569,044 or 19.3% of net sales. The decrease in gross profits is attributable to a 22% decline in the green coffee market in the month of January 2020, which had a negative effect on our previously established positions.

Operating Expenses. Total operating expenses decreased by $203,954 to $3,675,053 for the three months ended January 31, 2020 from $3,879,007 for the three months ended January 31, 2019. Selling and administrative expenses decreased by $170,858 and officers’ salaries decreased by $33,096. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the stock compensation expense of $248,000 and the increase in our freight costs as we increased and expanded our product distribution.

Other Income (Expense). Other expense for the three months ended January 31, 2020 was $56,301, a decrease of $8,047 from $64,348 for the three months ended January 31, 2019. The decrease in other expense was attributable to a decrease in interest expense of $10,506, partially offset by a reduction in our gain from our equity investments of $1,416 and a decrease in our interest income of $1,043, during the three months ended January 31, 2020.

Income Taxes. Our benefit for income taxes for the three months ended January 31, 2020 totaled $(65,416) compared to a provision of $125,920 for the three months ended January 31, 2019. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2020 versus the income in the quarter ended January 31, 2019.

Net Income. We had a net loss of $599,848 or $0.11 per share basic and diluted, for the three months ended January 31, 2020 compared to net income of $314,715, or $0.06 per share basic and diluted for the three months ended January 31, 2019. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2020, we had working capital of $19,330,832, which represented a $897,112 decrease from our working capital of $20,227,944 as of October 31, 2019, and total stockholders’ equity of the Company of $24,912,260 which decreased by $351,817 from our total stockholders’ equity of $25,264,077 as of October 31, 2019. Our working capital decreased primarily due to decreases of $811,251 in accounts receivable, $785,372 in inventories, $101,031 in due from broker, $138,033 in prepaid and refundable income taxes, increases of $4,440 in note payable – current portion, $483,042 in lease liability – current portion, $884,806 in due to broker and $217 in income taxes payable partially offset by increases in cash of $348,576, prepaid expenses and other current assets of $26,258, decreases of $636,346 in accounts payable and accrued expenses and $1,299,900 in our line of credit. As of January 31, 2020, the outstanding balance on our line of credit was $5,867,840 compared to $7,167,740 as of October 31, 2019. Total stockholders’ equity decreased due to our net loss, partially offset by our paid in capital from our equity based compensation.

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

On March 23, 2018, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provided for a new maturity date of March 31, 2020; (ii) increased the maximum principal amount to $14,000,000; and (iii) decreased the interest rate per annum to LIBOR plus 2 percent, 3.66% at January 31, 2020.

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of January 31, 2020 and October 31, 2019.

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

For the three months ended January 31, 2020, our operating activities provided net cash of $1,720,450 as compared to the three months ended January 31, 2019 when operating activities provided net cash of $812,507. The increased cash flow from operations for the three months ended January 31, 2020 was primarily due to our inventories usage during the quarter and our accounts payable reduction.

For the three months ended January 31, 2020, our investing activities used net cash of $71,974 as compared to the three months ended January 31, 2019 when net cash used by investing activities was $133,511. The decrease in our uses of cash in investing activities was due to our reduced purchases of machinery and equipment during the three months ended January 31, 2020.

For the three months ended January 31, 2020, our financing activities used net cash of $1,299,900 compared to net cash used by financing activities of $492,574 for the three months ended January 31, 2019. The change in cash flow from financing activities for the three months ended January 31, 2020 was due to our increased principal payments on our credit line, partially offset by our increased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through March 16, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2020 our disclosure controls and procedures are not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended January 31, 2020 in accordance with U.S. GAAP.

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

There have been no additional changes in our internal controls over financial reporting during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 1A. RISK FACTORS.

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 filed with the Securities and Exchange Commission on January 29, 2020. Except as set forth below, there have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2019:

An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Could Have a Material Adverse Impact on the Company’s Business, Operating Results and Financial Condition.

These types of events could disrupt business and otherwise materially adversely affect business and financial condition. With operations in many states and the reliance on foreign countries for the supply of green coffee, the Company is subject to numerous risks outside of its control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect business and financial performance.

Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s products. The recent outbreak in China of the Coronavirus Disease 2019 (“COVID-19”), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that the Company or its employees, suppliers, consumers, and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Given the interconnectivity of global supply chain and global economy, and the possible rate of future global transmission, the impact of COVID-19 may extend beyond the areas which are currently known to be impacted. While it is not possible at this time to estimate the impact COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain, our sales efforts and adversely impact our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On March 13, 2020, we and OPCO (collectively, “the Borrowers”) entered into a Loan Modification Agreement and Waiver (the “Amendment”) with Sterling, which amended that certain Amended and Restated Loan and Security Agreement (the “Loan Agreement”), dated April 25, 2017, by and among Borrowers and Sterling. The Amendment modifies the Loan Agreement to, among other things: (i) provide for a new loan maturity date of March 31, 2022 and (ii) reduce the interest rate per annum to the sum of the LIBOR rate plus 1.75% (with such interest rate not to be lower than 3.5%).

Other than as modified above, the terms of the Loan Agreement and the Guaranty Agreement, dated April 25, 2017 related thereto, remain in full force and effect.

The foregoing summary of the terms of the Amendment is not intended to be complete and is qualified in its entirety by the terms of the Amendment, a copy of which is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS.

10.1	Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: March 16, 2020	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-29-