Form 10-Q
period 2020-04-30
COFFEE HOLDING CO INC
filed 2020-06-15
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at June 15, 2020.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2020 AND OCTOBER 31, 2019

	April 30, 2020	October 31, 2019
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,647,456	$2,402,556
Accounts receivable, net of allowances of $144,000 for 2020 and 2019	9,249,966	9,421,427
Inventories	18,366,782	18,841,225
Due from broker	-	101,031
Prepaid expenses and other current assets	516,478	587,626
Prepaid and refundable income taxes	222,676	385,934
TOTAL CURRENT ASSETS	31,003,358	31,739,799

Machinery and equipment, at cost, net of accumulated depreciation of $7,279,571 and $6,931,913 for 2020 and 2019, respectively	2,225,649	2,413,533
Customer list and relationships, net of accumulated amortization of $173,003 and $151,627 for 2020 and 2019, respectively	511,997	533,373
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $39,600 and $29,700 for 2020 and 2019, respectively	59,400	69,300
Goodwill	2,488,785	2,488,785
Equity method investments	83,016	86,008
Deferred income tax asset	523,725	480,473
Right of use asset	2,296,687
Deposits and other assets	317,082	387,453
TOTAL ASSETS	$40,997,699	$39,686,724

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,687,344	$4,344,015
Line of credit	5,108,872	7,167,740
Note payable – current portion	4,440	-
Lease liability – current portion	476,754	-
Due to broker	217,905	-
Income taxes payable	317	100
TOTAL CURRENT LIABILITIES	10,495,632	11,511,855

Deferred income tax liabilities	823,682	872,232
Deferred rent payable		193,461
Lease liability	1,992,123	-
Note payable – long term	20,372	-
Deferred compensation payable	308,082	378,453
TOTAL LIABILITIES	13,639,891	12,956,001
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding for 2020 and 2019, respectively	6,494	6,494
Additional paid-in capital	17,069,914	16,580,974
Retained earnings	13,208,839	13,310,169
Less: Treasury stock, 925,331 common shares, at cost for 2020 and 2019, respectively	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	25,651,687	25,264,077
Noncontrolling interest	1,706,121	1,466,646
TOTAL EQUITY	27,357,808	26,730,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,997,699	$39,686,724

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
NET SALES	$39,381,377	$44,350,299	$20,095,876	$20,716,491

COST OF SALES (including $3.0 and $4.1 million of related party costs for the six months ended April 30, 2020 and 2019, respectively. Including $1.7 and $2.3 million for the three months ended April 30, 2020 and 2019, respectively.)	31,760,285	36,239,592	15,589,450	17,174,825

GROSS PROFIT	7,621,092	8,110,707	4,506,426	3,541,666

OPERATING EXPENSES:
Selling and administrative	6,960,438	7,152,915	3,455,723	3,477,254
Officers’ salaries	327,404	360,500	157,154	157,154
TOTAL	7,287,842	7,513,415	3,612,877	3,634,408

INCOME (LOSS) FROM OPERATIONS	333,250	597,292	893,549	(92,742)

OTHER INCOME (EXPENSE)
Interest income	2,696	5,353	1,952	3,565
Loss from equity method investment	(2,991)	(78)	(1,680)	(184)
Interest expense	(105,459)	(130,331)	(49,725)	(64,091)
TOTAL	(105,754)	(125,056)	(49,453)	(60,710)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	227,496	472,236	844,096	(153,452)

Provision (benefit) for income taxes	89,351	81,130	154,767	(44,790)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	138,145	391,106	689,329	(108,662)
Less: Net (income) attributable to the non-controlling interest	(239,475)	(314,859)	(190,811)	(129,806)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(101,330)	$76,247	$498,518	$(238,468)

Basic and diluted (loss) earnings per share	$(.02)	$.01	$.09	$(.04)

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,569,349	5,569,349	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2018	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Net income						314,715		314,715

Non-Controlling Interest							185,054	185,154

Balance, January 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,719,482	$1,293,096	$26,489,587

Stock Compensation					25,000			25,000

Non-Controlling Interest							129,806	129,806

Net loss						(238,468)		(238,468)

Balance, April 30, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,129,075	$13,481,014	$1,422,902	$26,405,925

Balance, November 1, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					248,031			248,031

Net loss						(599,848)		(599,848)

Non-Controlling Interest							48,664	48,664

Balance, January 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

Stock Compensation					240,909			240,909

Net income						498,518		498,518

Non-Controlling Interest							190,811	190,811

Balance, April 30, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,069,914	$13,208,839	$1,706,121	$27,357,808

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	2020	2019
OPERATING ACTIVITIES:

Net income	$138,145	$391,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,934	360,940
Stock-based compensation	488,940	25,000
Unrealized loss on commodities	318,936	604,388
Loss on equity method investments	2,991	78
Deferred rent	-	(24,101)
Amortization of right to use asset	215,335	-
Deferred income taxes	(91,802)	(114,038)
Changes in operating assets and liabilities:
Accounts receivable	171,461	1,173,057
Inventories	474,443	(1,143,369)
Prepaid expenses and other current assets	71,148	68,526
Prepaid and refundable income taxes	163,258	152,691
Accounts payable and accrued expenses	343,330	(1,937,413)
Change in lease liability	(236,607)	-
Deposits and other assets		(168,914)
Income taxes payable	217	13,609
Net cash provided by (used in) operating activities	2,438,729	(598,440)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(132,967)	(286,721)
Net cash used in investing activities	(132,967)	(286,721)

FINANCING ACTIVITIES:
Advances under bank line of credit	641,132	7,526
Principal payment on note payable	(1,994)	(70,255)
Principal payments under bank line of credit	(2,700,000)	(500,000)
Net cash used in financing activities	(2,060,862)	(562,729)

NET INCREASE (DECREASE) IN CASH	244,900	(1,447,890)

CASH, BEGINNING OF PERIOD	2,402,556	4,611,384

CASH, END OF PERIOD	$2,647,456	$3,163,494

	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$113,647	$131,901
Income taxes paid	$17,678	$28,868

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$2,512,022
Initial recognition of operating lease liabilities	$2,705,484

Machinery and equipment acquired through financing	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2020, and results of operations for the three and six months ended April 30, 2020 and the cash flows for the six months ended April 30, 2020 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The results of operations for the three and six months ended April 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. However, the Company is classified as an essential business and its factories continued to operate with little to no impact from the pandemic-related closures.

The continuing impact on the Company’s business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including its ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

APRIL 30, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Total expense for operating leases for the three months and six months ended April 30, 2020 was $138,682 and $277,363, respectively of which, $33,368 and $70,737 was included within cost of goods sold and $105,314 and $206,626 was recorded in the selling and administrative expenses. The aggregate cash payments under these leasing agreements was $149,444 and $298,634 for the three and six months ended April 30, 2020.

The following summarizes the Company’s operating leases:

April 30, 2020

Right-of-use operating lease assets	$2,296,687
Current lease liability	$476,754
Non-current lease liability	$1,992,123

April 30, 2020

Average remaining lease term	3.9
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2020	$299,311
2021	547,788
2022	529,320
2023	531,807
2024	316,477
Thereafter	603,034
Total lease payments	$2,827,737
Less: imputed interest	(358,860)
Present value of operating lease liabilities	$2,468,877

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

APRIL 30, 2020

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	April 30, 2020	October 31, 2019
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 5 - INVENTORIES:

Inventories at April 30, 2020 and October 31, 2019 consisted of the following:

	April 30, 2020	October 31, 2019
Packed coffee	$3,594,081	$4,044,279
Green coffee	12,195,967	12,515,124
Roasters and parts	405,513	419,077
Packaging supplies	2,171,221	1,862,745
Totals	$18,366,782	$18,841,225

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(UNAUDITED)

NOTE 6 - COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2020	October 31, 2019
Option Contracts	$(143,490)	$(58,856)
Future Contracts	(74,415)	159,887
Total Commodities	$(217,905)	$101,031

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At April 30, 2020, the Company held 13 futures contracts (generally with terms of three to four months) for the purchase of 487,500 pounds of green coffee at a weighted average price of $1.067 to $1.225 per pound. The fair market value of coffee applicable to such contracts was $1.0630 per pound at that date. The Company also held 44 options covering an aggregate of 1,650,000 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was $81,720.

At October 31, 2019, the Company held 124 futures contracts (generally with terms of three to four months) for the purchase of 4,650,000 pounds of green coffee at a weighted average price of $.9860 per pound. The fair market value of coffee applicable to such contracts was $1.02 per pound at that date.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2020	2019
Gross realized gains	$485,344	$171,955
Gross realized losses	(668,114)	(1,661,913)
Unrealized gain (loss)	666,901	(61,239)
Total	$484,131	$(1,551,197)

	Six Months Ended April 30,
	2020	2019
Gross realized gains	$841,903	$714,551
Gross realized losses	(794,925)	(1,971,526)
Unrealized gain (loss)	(318,936)	(604,388)
Total	$(271,958)	$(1,861,363)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement, among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A7R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of April 30, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of April 30, 2020 and October 31, 2019, the outstanding balance under the bank line of credit was $5,108,872 and $7,167,740, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

As of April 30, 2020 and October 31, 2019, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2020 and October 31, 2019, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Louisiana, Montana, Massachusetts, Michigan, New Jersey, New York, New York City, Oregon, Rhode Island, South Carolina, Tennessee, Virginia, and Texas state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for the years before fiscal 2017. The Company’s California, Colorado and New Jersey income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2016. The Company’s Oregon and New York income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2016.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 for the six and three months ended April 30, 2020 and 5,569,349 and 5,569,349 for the six and three months ended April 30, 2019. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 24% of the Company’s sales were derived from six customers during the six months ended April 30, 2020. These customers also accounted for approximately $3,557,000 of the Company’s accounts receivable balance at April 30, 2020. Approximately 21% of the Company’s sales were derived from five customers during the six months ended April 30, 2019. These customers also accounted for approximately $2,030,000 of the Company’s accounts receivable balance at April 30, 2019. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the six months ended April 30, 2020, approximately 27% of the Company’s purchases were from six vendors. These vendors accounted for approximately $971,000 of the Company’s accounts payable at April 30, 2020. For the six months ended April 30, 2019, approximately 28% of the Company’s purchases were from five vendors. These vendors accounted for approximately $322,000 of the Company’s accounts payable at April 30, 2019. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

For the three months ended April 30, 3030, approximately 24% of the Company’s sales were derived from six customers. Approximately 21% of the Company’s sales were derived from six customers during the three months ended April 30, 2019.

For the three months ended April 30, 2020, approximately 26% of the Company’s purchases were from six vendors. For the three months ended April 30, 2019, approximately 25% of the Company’s purchases were from six vendors.

The following table presents revenues by product line in the six and three months ended April 30, 2020 and 2019.

	Six Months Ended April 30, 2020	Three Months Ended April 30, 2020	Six Months Ended April 30, 2019	Three Months Ended April 30, 2019
Green	$12,688,131	$5,902,555	$17,178,743	$8,021,039
Packaged	$26,693,246	$14,193,321	$27,171,556	$12,695,452
Totals	$39,381,377	$20,095,876	$44,350,299	$20,716,491

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2020 of $94,429 and $197,200, respectively and $106,754 and $207,374, respectively, for the three and six months ended April 30, 2019, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,672,000 and $3,005,000 for the three and six months ended April 30, 2020, respectively, and $2,299,000 and $4,095,000 for the three and six months ended April 30, 2019, respectively. The corresponding accounts payable balance to this vendor was approximately $278,000 and $63,000 at April 30, 2020 and 2019, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2020 and October 31, 2019 were $308,082 and $378,453, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2020 and the year ended October 31, 2019.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2020, the Board of Directors approved 1,000,000 options.

During the year ended October 31, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

The following table represents stock option activity for the six months ended April 30, 2020:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2019	1,000,000	-	$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance April 30, 2020	1,000,000	-	$5.43	-	10	-

The Company recorded $488,940 and $476,899 of stock-based compensation in the six months ended April 30, 2020 and the year ended October 31, 2019, respectively.

The unrecognized stock compensation expense as of April 30, 2020 was approximately $1,544,431.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	the success of our joint ventures;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the potential adverse impact of the COVID-19 pandemic on our operations and results, including as a result of the loss of adequate labor, any prolonged closures, or series of temporary closures, of our supply chain, or changes in consumer behaviors, when stay-at-home restriction orders are lifted and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of green coffee, as a result of COVID-19 or otherwise;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

COVID-19 Pandemic

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. However, we are classified as an essential business and its factories continued to operate with little to no impact from the pandemic-related closures.

To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of green coffee beans, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our business partners. As a food producer, we are an essential service and almost all of our employees continue to work within our production and distribution facilities.

While the COVID-19 pandemic did not have a material adverse impact on our consolidated financial statements for the six months ended April 30, 2020, it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment. Due to this offsetting increase in the wholesale and retail segment, sales were only down by 3.0% compared to the second quarter of 2019, even as green coffee prices were 10.0% lower.

The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including our ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, and financial condition.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 using the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $92,500 for the three months ended April 30, 2020. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $184,000 for the three months ended April 30, 2020.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At April 30, 2020 our balance sheet reflected goodwill and intangible assets as set forth below:

April 30, 2020
Customer list and relationships, net	$511,997
Non-compete, net	59,400
Trademarks and tradenames	1,488,000
Goodwill	2,488,785
$4,548,182

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

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

Net Sales. Net sales totaled $20,095,876 for the three months ended April 30, 2020, a decrease of $620,615, or 3.0%, from $20,716,491 for the three months ended April 30, 2019. The decrease in net sales was due to lower green coffee prices during the quarter as the commodity market was lower by 10.0% as compared to 2019. Also, the COVID-19 pandemic caused many of our café, restaurant and food service customers to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Additionally, we continue to be negatively impacted by a change in the relationship of Steep & Brew’s largest customer from a vendor relationship to a brokerage relationship. The change resulted in a $1.1 million decline in sales compared to the same quarter of last year.

Cost of Sales. Cost of sales for the three months ended April 30, 2020 was $15,589,450, or 77.6% of net sales, as compared to $17,174,825, or 82.9% of net sales, for the three months April 30, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and by the decrease in our unrealized losses on our options and futures hedges.

Gross Profit. Gross profit for the three months ended April 30, 2020 amounted to $4,506,426 or 22.4% of net sales, as compared to $3,541,666 or 17.1% of net sales, for the three months ended April 30, 2019. The increase in gross profits is attributable to a change in our product mix for the quarter where we sold a higher percentage of branded and private label roasted coffee combined with an improvement in our hedging operations as compared to 2019.

Operating Expenses. Total operating expenses decreased by $21,531 to $3,612,877 for the three months ended April 30, 2020 from $3,634,408 for the three months ended April 30, 2019. Selling and administrative expenses decreased by $21,531 and officers’ salaries remained constant. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease.

Other Income (Expense). Other expense for the three months ended April 30, 2020 was $49,453, a decrease of $11,257 from $60,710 for the three months ended April 30, 2019. The decrease in other expense was attributable to a decrease in interest expense of $14,366, partially offset by a reduction in our gain from our equity investments of $1,496 and a decrease in our interest income of $1,613, during the three months ended April 30, 2020.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2020 totaled $154,767 compared to a benefit of $44,790 for the three months ended April 30, 2019. The change was primarily attributable to the difference in the income for the quarter ended April 30, 2020 versus the income in the quarter ended April 30, 2019.

Net Income. We had a net income of $498,518 or $0.09 per share basic and diluted, for the three months ended April 30, 2020 compared to a net loss of $238,468, or $0.04 per share basic and diluted for the three months ended April 30, 2019. The increase in net income was due primarily to the reasons described above.

Six Months Ended April 30, 2020 Compared to the Six Months Ended April 30, 2019

Net Sales. Net sales totaled $39,381,377 for the six months ended April 30, 2020, a decrease of $4,968,922, or 11.2%, from $44,350,299 for the six months ended April 30, 2019. The decrease in net sales was due to lower sales of green coffee during the six months as customers slowed purchases due to the volatility in the green coffee market. Also, the COVID-19 pandemic caused many of our café, restaurant and food service customers to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Additionally, we continue to be negatively impacted by a change in the relationship of Steep & Brew’s largest customer from a vendor relationship to a brokerage relationship. The change resulted in a $1.1 million decline in sales compared to the same quarter of last year.

Cost of Sales. Cost of sales for the six months ended April 30, 2020 was $31,760,285, or 80.6% of net sales, as compared to $36,239,592, or 81.7% of net sales, for the six months April 30, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by the unrealized losses on our options and futures hedges.

Gross Profit. Gross profit for the six months ended April 30, 2020 amounted to $7,621,092 or 19.4% of net sales, as compared to $8,110,707 or 18.3% of net sales, for the six months ended April 30, 2019. The increase in gross profits as a percentage of sales is attributable to a change in our product mix where we sold a higher percentage of branded and private label roasted coffee for the six months combined with an improvement in our hedging operations as compared to 2019.

Operating Expenses. Total operating expenses decreased by $225,573 to $7,287,842 for the six months ended April 30, 2020 from $7,513,415 for the six months ended April 30, 2019. Selling and administrative expenses decreased by $192,477 and officers’ salaries decreased by $33,096. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were offset by the stock compensation expense of $488,940 and the increase in our freight costs as we increased and expanded our product distribution.

Other Income (Expense). Other expense for the six months ended April 30, 2020 was $105,754, a decrease of $19,302 from $125,056 for the six months ended April 30, 2019. The decrease in other expense was attributable to a decrease in interest expense of $24,872, partially offset by a reduction in our gain from our equity investments of $2,913 and a decrease in our interest income of $2,657, during the six months ended April 30, 2020.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2020 totaled $89,351 compared to a provision of $81,130 for the six months ended April 30, 2019. The change was primarily attributable to the difference in the income for the six months ended April 30, 2020 versus the income in the six months ended April 30, 2019.

Net Income. We had a net loss of $101,330 or $0.02 per share basic and diluted, for the six months ended April 30, 2020 compared to net income of $76,247, or $0.01 per share basic and diluted for the six months ended April 30, 2019. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2020, we had working capital of $20,507,726, which represented a $279,782 increase from our working capital of $20,227,944 as of October 31, 2019, and total stockholders’ equity of the Company of $25,651,687 which increased by $387,610 from our total stockholders’ equity of $25,264,077 as of October 31, 2019. Our working capital increased primarily due to an increase of $244,900 in cash, and a decrease of $2,058,868 in our line of credit partially offset by decreases of $171,461 in accounts receivable, $474,443 in inventories, $101,031 in due from broker, $163,258 in prepaid and refundable income taxes, $71,148 in prepaid expenses and other current assets, increase of $343,329 in accounts payable and accrued expenses, $4,440 in note payable – current portion, $476,754 in lease liability – current portion, $217,905 in due to broker and $217 in income taxes payable. As of April 30, 2020, the outstanding balance on our line of credit was $5,108,872 compared to $7,167,740 as of October 31, 2019. Total stockholders’ equity increased due to our net loss, partially offset by our paid in capital from our equity based compensation.

On April 25, 2017, us and OPTCO (collectively, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of April 30, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

For the six months ended April 30, 2020, our operating activities provided net cash of $2,438,729 as compared to the six months ended April 30, 2019 when operating activities used net cash of $598,440. The increased cash flow from operations for the six months ended April 30, 2020 was primarily due to our inventories usage during the six months and our accounts payable reduction, partially offset by our change in accounts receivable.

For the six months ended April 30, 2020, our investing activities used net cash of $132,967, compared to net cash used by investing activities of $286,721 for the six months ended April 30, 2019. The decrease in our uses of cash in investing activities was due to our reduced purchases of machinery and equipment during the six months ended April 30, 2020.

For the six months ended April 30, 2020, our financing activities used net cash of $2,060,862, compared to net cash used by financing activities of $562,729 for the six months ended April 30, 2019. The change in cash flow from financing activities for the six months ended April 30, 2020 was due to our increased principal payments on our credit line, partially offset by our increased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through June 14, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2020 our disclosure controls and procedures are not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended April 30, 2020 in accordance with U.S. GAAP.

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

There have been no additional changes in our internal controls over financial reporting during the six months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the Securities and Exchange Commission on January 29, 2020, and in our Quarterly Report for the period ending January 31, 2020 filed with the Securities and Exchange Commission on March 16, 2020. Except as set forth below, there have been no other material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2019:

The COVID-19 pandemic may have an adverse impact on our business, financial condition and results of operations.

The World Health Organization declared the novel coronavirus (COVID-19), first identified in Wuhan, China, a pandemic in March 2020. Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic. The COVID-19 pandemic has affected nearly all regions of the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas. This has and could continue to negatively affect the global economy, including reduced consumer spending and disruption of global supply chains. We cannot predict the degree to which our business, financial condition and results of operations will be affected by the COVID-19 pandemic, but the effects could be material.

In addition to the factors above, the COVID-19 pandemic has subjected our business to additional risk, including, but not limited to:

●	Disruption to our green coffee supplier partners and vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;
●	Disruption to our own distribution and general office facilities and operations, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including for additional cleaning and disinfection procedures;
●	Closure or reduced operations of cafes, restaurants and food service stores and reductions in consumer traffic, which may adversely affects our Private Label Coffee and Branded Coffee channels;
●	Lower performance of customers in our wholesale channel, which may result in reduction or cancellation of future orders;
●	Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales in all of our channels.

At this time, we cannot assess the ultimate economic impact of the COVID-19 pandemic on our business, operations or financial performance, which will be determined by, among other things, the duration, severity and magnitude of such circumstances and governmental responses and requirements relating to the pandemic, nor can we predict the long-term effects of governmental and public responses to changing conditions. The extent to which the COVID-19 pandemic will impact our operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material. If the COVID-19 pandemic becomes prolonged, and/or more severe, it could exacerbate the negative impacts on our business and results of operations and may also heighten many of the other risks described in the “Risk Factors” section of our Form 10-K for the period ended October 31, 2019.

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

Coffee Holding Co., Inc.

Date: June 15, 2020	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-29-