Form 10-Q
period 2020-07-31
COFFEE HOLDING CO INC
filed 2020-09-14
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

5,569,349 shares of common stock, par value $0.001 per share, are outstanding at September 14, 2020.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2020 AND OCTOBER 31, 2019

	July 31, 2020	October 31, 2019
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,192,778	$2,402,556
Accounts receivable, net of allowances of $144,000 for 2020 and 2019	6,833,826	9,421,427
Inventories	18,541,976	18,841,225
Due from broker	456,110	101,031
Prepaid expenses and other current assets	708,189	587,626
Prepaid and refundable income taxes	231,776	385,934
TOTAL CURRENT ASSETS	28,964,655	31,739,799

Machinery and equipment, at cost, net of accumulated depreciation of $7,449,842 and $6,931,913 for 2020 and 2019, respectively	2,314,434	2,413,533
Customer list and relationships, net of accumulated amortization of $183,691 and $151,627 for 2020 and 2019, respectively	501,309	533,373
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $44,550 and $29,700 for 2020 and 2019, respectively	54,450	69,300
Goodwill	2,488,785	2,488,785
Equity method investments	81,469	86,008
Deferred income tax asset	487,500	480,473
Right of use asset	2,186,882
Deposits and other assets	312,609	387,453
TOTAL ASSETS	$38,880,093	$39,686,724

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,906,586	$4,344,015
Line of credit		7,167,740
Note payable – current portion	2,220	-
Paycheck Protection Program loan	634,400
Lease liability – current portion	464,517	-
Income taxes payable	317	100
TOTAL CURRENT LIABILITIES	4,008,040	11,511,855

Deferred income tax liabilities	952,732	872,232
Line of credit – long term	3,796,822	-
Deferred rent payable		193,461
Lease liability	1,883,681	-
Note payable – long term	21,377	-
Deferred compensation payable	303,609	378,453
TOTAL LIABILITIES	10,966,261	12,956,001
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,494,680 shares issued; 5,569,349 shares outstanding for 2020 and 2019, respectively	6,494	6,494
Additional paid-in capital	17,259,683	16,580,974
Retained earnings	13,600,163	13,310,169
Less: Treasury stock, 925,331 common shares, at cost for 2020 and 2019, respectively	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	26,232,780	25,264,077
Noncontrolling interest	1,681,052	1,466,646
TOTAL EQUITY	27,913,832	26,730,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,880,093	$39,686,724

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
NET SALES	$56,725,386	$65,944,583	$17,344,009	$21,594,285

COST OF SALES (including $4.5 and $5.9 million of related party costs for the nine months ended July 31, 2020 and 2019, respectively. Including $1.5 and $1.8 million for the three months ended July 31, 2020 and 2019, respectively.)	45,287,198	53,705,272	13,517,482	17,465,685

GROSS PROFIT	11,438,188	12,239,311	3,826,527	4,128,600

OPERATING EXPENSES:
Selling and administrative	10,032,993	10,853,495	3,081,985	3,701,112
Officers’ salaries	497,654	530,750	170,250	170,250
TOTAL	10,530,647	11,384,245	3,252,235	3,871,362

INCOME (LOSS) FROM OPERATIONS	907,541	855,066	574,292	257,238

OTHER INCOME (EXPENSE)
Interest income	2,944	8,903	247	3,548
Loss from equity method investment	(4,539)	(2,691)	(1,547)	(2,613)
Interest expense	(150,742)	(195,493)	(45,283)	(64,625)
TOTAL	(152,337)	(189,281)	(46,583)	(63,690)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	755,204	665,785	527,709	193,548

Provision for income taxes	250,804	115,543	161,454	34,413

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	504,400	550,242	366,255	159,135
Less: Net (income) loss attributable to the non-controlling interest	(214,406)	(362,501)	25,069	(47,641)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$289,994	$187,741	$391,324	$111,494

Basic and diluted earnings per share	$.05	$.03	$.07	$.02

Weighted average common shares outstanding:
Basic and diluted	5,569,349	5,569,349	5,569,349	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2018	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Net income						314,715		314,715

Non-Controlling Interest							185,054	185,154

Balance, January 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,719,482	$1,293,096	$26,489,587

Stock Compensation					25,000			25,000

Non-Controlling Interest							129,806	129,806

Net loss						(238,468)		(238,468)

Balance, April 30, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,129,075	$13,481,014	$1,422,902	$26,405,925

Stock Compensation					203,868			203,868

Non-Controlling Interest							47,641	47,641

Net income						111,494		111,494

Balance, July 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,332,943	$13,592,508	$1,470,543	$26,768,928

Balance, November 1, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					248,031			248,031

Net loss						(599,848)		(599,848)

Non-Controlling Interest							48,664	48,664

Balance, January 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

Stock Compensation					240,909			240,909

Non-Controlling Interest							190,811	190,811

Net income						498,518		498,518

Balance, April 30, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,069,914	$13,208,839	$1,706,121	$27,357,808

Stock Compensation					189,769			189,769

Net income						391,324		391,324

Non-Controlling Interest							(25,069)	(25,069)

Balance, July 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,259,683	$13,600,163	$1,681,052	$27,913,832

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	2020	2019
OPERATING ACTIVITIES:

Net income	$504,400	$550,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564,843	547,483
Stock-based compensation	678,709	228,868
Unrealized (gain) loss on commodities	(355,079)	74,658
Loss on equity method investments	4,539	2,691
Deferred rent	-	(36,151)
Amortization of right to use asset	325,140	-
Deferred income taxes	73,473	(43,988)
Changes in operating assets and liabilities:
Accounts receivable	2,587,601	1,421,655
Inventories	299,249	(2,431,050)
Prepaid expenses and other current assets	(120,563)	(107,498)
Prepaid and refundable income taxes	154,158	94,567
Accounts payable and accrued expenses	(1,437,428)	(1,206,027)
Change in lease liability	(357,286)	-
Deposits and other assets		(5,885)
Income taxes payable	217	(1,305)
Net cash provided by (used in) operating activities	2,921,973	(911,740)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(392,023)	(568,235)
Net cash used in investing activities	(392,023)	(568,235)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,141,132	7,626
Proceeds from PPP loan	634,400
Principal payment on note payable	(3,210)	(70,255)
Principal payments under bank line of credit	(4,512,050)	(500,000)
Net cash used in financing activities	(2,739,728)	(562,629)

NET DECREASE IN CASH	(209,778)	(2,042,604)

CASH, BEGINNING OF PERIOD	2,402,556	4,611,384

CASH, END OF PERIOD	$2,192,778	$2,568,780

	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$159,484	$197,216
Income taxes paid	$22,956	$66,269

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$2,512,022
Initial recognition of operating lease liabilities	$2,705,484

Machinery and equipment acquired through financing	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of July 31, 2020, and results of operations for the three and nine months ended July 31, 2020 and the cash flows for the nine months ended July 31, 2020 as applicable, have been made.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The results of operations for the three and nine months ended July 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. During the quarter the Company received an unsecured loan in the amount of $634,400 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its future adherence to the forgiveness criteria.

The continuing impact on the Company’s business, including the decrease in our sales, the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including its ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, has contributed to and may continue to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. At this time the full impact could not be determined.

Significant Accounting Policy

Revenue Recognition

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

JULY 31, 2020

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

The recognition, measurement and presentation of expenses and cash flows arising from a lease, have not significantly changed from previous US GAAP requirements.

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

JULY 31, 2020

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Total expense for operating leases for the three months and nine months ended July 31, 2020 was $138,682 and $416,045, respectively of which, $35,369 and $106,106 was included within cost of goods sold and $103,313 and $309,939 was recorded in the selling and administrative expenses. The aggregate cash payments under these leasing agreements was $149,556 and $448,190 for the three and nine months ended July 31, 2020.

The following summarizes the Company’s operating leases:

July 31, 2020

Right-of-use operating lease assets	$2,186,882
Current lease liability	$464,517
Non-current lease liability	$1,883,681

July 31, 2020

Average remaining lease term	3.6
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2020	$149,756
2021	547,788
2022	529,320
2023	531,807
2024	316,477
Thereafter	603,034
Total lease payments	$2,678,182
Less: imputed interest	(329,984)
Present value of operating lease liabilities	$2,348,198

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE:

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	July 31, 2020	October 31, 2019
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 4 - INVENTORIES:

Inventories at July 31, 2020 and October 31, 2019 consisted of the following:

	July 31, 2020	October 31, 2019
Packed coffee	$4,221,207	$4,044,279
Green coffee	11,783,830	12,515,124
Roasters and parts	408,592	419,077
Packaging supplies	2,128,347	1,862,745
Totals	$18,541,976	$18,841,225

NOTE 5 - COMMODITIES HELD BY BROKER:

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 5 - COMMODITIES HELD BY BROKER (cont’d):

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2020	October 31, 2019
Option Contracts	$374,874	$(58,856)
Future Contracts	81,236	159,887
Total Commodities	$456,110	$101,031

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At July 31, 2020, the Company held 35 options covering an aggregate of 1,312,500 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was $207,938.

At October 31, 2019, the Company held 124 futures contracts (generally with terms of three to four months) for the purchase of 4,650,000 pounds of green coffee at a weighted average price of $.9860 per pound. The fair market value of coffee applicable to such contracts was $1.02 per pound at that date.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2020	2019
Gross realized gains	$150,972	$364,076
Gross realized losses	(525,155)	(450,602)
Unrealized gain (loss)	674,015	529,730
Total	$299,832	$443,204

	Nine Months Ended July 31,
	2020	2019
Gross realized gains	$992,875	$1,078,627
Gross realized losses	(1,320,080)	(2,422,128)
Unrealized gain (loss)	355,079	(74,658)
Total	$27,874	$(1,418,159)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 6 – DEBT:

Line of Credit

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of July 31, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of July 31, 2020 and October 31, 2019, the outstanding balance under the bank line of credit was $3,796,822 and $7,167,740, respectively.

Payroll Protection Program Loan

During July 2020, the Company received the $634,400 unsecured Payroll Protection Program Loan (“PPP”) from Newtek Small Business Finance, under the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of the funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, the United States Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company is using the proceeds from the PPP Loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to be eligible for 100% forgiveness of the loan. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 7 - INCOME TAXES:

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

As of July 31, 2020 and October 31, 2019, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2020 and October 31, 2019, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

JULY 31, 2020

(UNAUDITED)

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,569,349 for the nine and three months ended July 31, 2020 and 2019. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 9 - ECONOMIC DEPENDENCY:

Approximately 23% of the Company’s sales were derived from six customers during the nine months ended July 31, 2020. These customers also accounted for approximately $1,907,000 of the Company’s accounts receivable balance at July 31, 2020. Approximately 19% of the Company’s sales were derived from five customers during the nine months ended July 31, 2019. These customers also accounted for approximately $1,813,000 of the Company’s accounts receivable balance at July 31, 2019. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the nine months ended July 31, 2020, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $508,000 of the Company’s accounts payable at July 31, 2020. For the nine months ended July 31, 2019, approximately 25% of the Company’s purchases were from five vendors. These vendors accounted for approximately $496,000 of the Company’s accounts payable at July 31, 2019. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

For the three months ended July 31, 2020, approximately 21% of the Company’s sales were derived from six customers. Approximately 17% of the Company’s sales were derived from six customers during the three months ended July 31, 2019.

For the three months ended July 31, 2020, approximately 23% of the Company’s purchases were from six vendors. For the three months ended July 31, 2019, approximately 18% of the Company’s purchases were from six vendors.

The following table presents revenues by product line in the nine and three months ended July 31, 2020 and 2019.

	Nine Months Ended July 31, 2020	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2019	Three Months Ended July 31, 2019
Green	$18,453,377	$5,765,246	$25,573,649	$8,394,907
Packaged	$38,272,009	$11,578,763	$40,370,934	$13,199,378
Totals	$56,725,386	$17,344,009	$65,944,583	$21,594,285

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2020 of $110,369 and $307,569, respectively and $102,524 and $309,898, respectively, for the three and nine months ended July 31, 2019, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,461,000 and $4,466,000 for the three and nine months ended July 31, 2020, respectively, and $1,782,000 and $5,877,000 for the three and nine months ended July 31, 2019, respectively. The corresponding accounts payable balance to this vendor was approximately $204,000 and $231,000 at July 31, 2020 and 2019, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2020 and October 31, 2019 were $303,609 and $378,453, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2020 and the year ended October 31, 2019.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2020, the Board of Directors approved 1,000,000 options.

During the year ended October 31, 2019, the Company granted stock option awards to five board members to purchase an aggregate 59,000 shares of the Company’s common stock at $5.43 per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY (cont’d):

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

The following table represents stock option activity for the nine months ended July 31, 2020:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2019	1,000,000	-	$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance July 31, 2020	1,000,000	-	$5.43	-	10	-

The Company recorded $678,709 and $476,899 of stock-based compensation in the nine months ended July 31, 2020 and the year ended October 31, 2019, respectively.

The unrecognized stock compensation expense as of July 31, 2020 was approximately $1,354,663.

NOTE 12 - SUBSEQUENT EVENTS:

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

The COVID-19 pandemic has had a material adverse impact on our consolidated financial statements for the nine months ended July 31, 2020, and it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to negatively impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment. Due to this offsetting increase in the wholesale and retail segment, sales were only down by 3.0% compared to the second quarter of 2019, even as green coffee prices were 10.0% lower.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 using the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $68,000 for the three months ended July 31, 2020. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $185,000 for the three months ended July 31, 2020.

●	The commodities held at broker represent the market value of the Company’s trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At July 31, 2020 our balance sheet reflected goodwill and intangible assets as set forth below:

July 31, 2020
Customer list and relationships, net	$501,309
Non-compete, net	54,450
Trademarks and tradenames	1,488,000
Goodwill	2,488,785
$4,532,544

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

Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

Net Sales. Net sales totaled $17,344,009 for the three months ended July 31, 2020, a decrease of $4,250,276, or 19.7%, from $21,594,285 for the three months ended July 31, 2019. The decrease in net sales was due to the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industry to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Also, supermarket sales returned to more traditional levels, as the stockpiling in the second quarter did not repeat in the summer months.

Cost of Sales. Cost of sales for the three months ended July 31, 2020 was $13,517,482, or 77.9% of net sales, as compared to $17,465,685, or 80.9% of net sales, for the three months July 31, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by our favorable green coffee position.

Gross Profit. Gross profit for the three months ended July 31, 2020 amounted to $3,826,527 or 22.1% of net sales, as compared to $4,128,600 or 19.1% of net sales, for the three months ended July 31, 2019. The increase in gross profits is attributable to a change in our product mix for the quarter where we sold a higher percentage of branded and private label roasted coffee.

Operating Expenses. Total operating expenses decreased by $619,127 to $3,252,235 for the three months ended July 31, 2020 from $3,871,362 for the three months ended July 31, 2019. Selling and administrative expenses decreased by $619,127 and officers’ salaries remained constant. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease.

Other Income (Expense). Other expense for the three months ended July 31, 2020 was $46,583, a decrease of $17,107 from $63,690 for the three months ended July 31, 2019. The decrease in other expense was attributable to a decrease in interest expense of $19,342, partially offset by a reduction in our loss from our equity investments of $1,066 and a decrease in our interest income of $3,301, during the three months ended July 31, 2020.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2020 totaled $161,454 compared to a provision of $34,413 for the three months ended July 31, 2019. The change was primarily attributable to the difference in the income for the quarter ended July 31, 2020 versus the income in the quarter ended July 31, 2019.

Net Income. We had a net income of $391,324 or $0.07 per share basic and diluted, for the three months ended July 31, 2020 compared to net income of $111,494, or $0.02 per share basic and diluted for the three months ended July 31, 2019. The increase in net income was due primarily to the reasons described above.

Nine Months Ended July 31, 2020 Compared to the Nine Months Ended July 31, 2019

Net Sales. Net sales totaled $56,725,386 for the nine months ended July 31, 2020, a decrease of $9,219,197, or 14%, from $65,944,583 for the nine months ended July 31, 2019. The decrease in net sales was initially due to lower sales of green coffee during the first six months as customers slowed purchases due to the volatility in the green coffee market. Subsequently, the COVID-19 pandemic caused many of our green coffee customers who distribute to the food service and restaurant industries to either close or suspend their business operations during these months resulting in lost revenues from that segment of our customer base. Also, supermarket sales returned to more traditional levels, as the stockpiling in the second quarter did not repeat in the summer months.

Cost of Sales. Cost of sales for the nine months ended July 31, 2020 was $45,287,198, or 79.8% of net sales, as compared to $53,705,272, or 81.4% of net sales, for the nine months July 31, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by favorable green coffee position.

Gross Profit. Gross profit for the nine months ended July 31, 2020 amounted to $11,438,188 or 20.2% of net sales, as compared to $12,239,311 or 18.6% of net sales, for the nine months ended July 31, 2019. The increase in gross profits as a percentage of sales is attributable to a change in our product mix where we sold a higher percentage of branded and private label roasted coffee for the nine months combined with an improvement in our hedging operations as compared to 2019.

Operating Expenses. Total operating expenses decreased by $853,598 to $10,530,647 for the nine months ended July 31, 2020 from $11,384,245 for the nine months ended July 31, 2019. Selling and administrative expenses decreased by $820,502 and officers’ salaries decreased by $33,096. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were offset by the stock compensation expense of $678,709 for the nine months ended July 31, 2020, an increase of $449,841 over our stock compensation expense for the nine months ended July 31, 2019, and the increase in our freight costs as we increased and expanded our product distribution.

Other Income (Expense). Other expense for the nine months ended July 31, 2020 was $152,337, a decrease of $36,944 from $189,281 for the nine months ended July 31, 2019. The decrease in other expense was attributable to a decrease in interest expense of $44,751, partially offset by a reduction in our gain from our equity investments of $1,848 and a decrease in our interest income of $5,959, during the nine months ended July 31, 2020.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2020 totaled $250,804 compared to a provision of $115,543 for the nine months ended July 31, 2019. The change was primarily attributable to the difference in the income for the nine months ended July 31, 2020 versus the income in the nine months ended July 31, 2019.

Net Income. We had net income of $289,994 or $0.05 per share basic and diluted, for the nine months ended July 31, 2020 compared to net income of $187,741, or $0.03 per share basic and diluted for the nine months ended July 31, 2019. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2020, we had working capital of $24,956,615, which represented a $4,728,671 increase from our working capital of $20,227,944 as of October 31, 2019, and total stockholders’ equity of the Company of $26,232,780 which increased by $968,703 from our total stockholders’ equity of $25,264,077 as of October 31, 2019. Our working capital increased primarily due to an increase of $355,079 in due from broker, an increase of $120,563 in prepaid expenses and other current assets, our two year extension on our line of credit decreased the current portion by $7,167,740 in our line of credit and our, decrease of $1,437,428 in accounts payable and accrued expenses partially offset by decreases of $209,778 in cash, $2,587,601 in accounts receivable, $299,249 in inventories, $154,158 in prepaid and refundable income taxes, increases of $2,220 in note payable – current portion, $464,517 in lease liability – current portion, $634,400 in paycheck protection loan, $217 in income taxes payable. As of July 31, 2020, the outstanding balance on our line of credit was $3,796,822 compared to $7,167,740 as of October 31, 2019. Total stockholders’ equity increased due to our net income.

During July 2020, we received a $634,400 unsecured loan from Newtek Small Business Finance (the “PPP Loan”), under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of the funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, the United States Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. We are using the proceeds from the PPP Loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. We are following the government guidelines and tracking costs to insure 100% forgiveness of the loan. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of 1% over a period of two years.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of July 31, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

For the nine months ended July 31, 2020, our operating activities provided net cash of $2,921,973 as compared to the nine months ended July 31, 2019 when operating activities used net cash of $911,740. The increased cash flow from operations for the nine months ended July 31, 2020 was primarily due to our inventories usage during the nine months and our accounts receivable reduction.

For the nine months ended July 31, 2020, our investing activities used net cash of $392,023, compared to net cash used by investing activities of $568,235 for the nine months ended July 31, 2019. The decrease in our uses of cash in investing activities was due to our reduced purchases of machinery and equipment during the nine months ended July 31, 2020.

For the nine months ended July 31, 2020, our financing activities used net cash of $2,739,728, compared to net cash used by financing activities of $562,629 for the nine months ended July 31, 2019. The change in cash flow from financing activities for the nine months ended July 31, 2020 was due to our increased principal payments on our credit line, partially offset by our increased advances from our line of credit and the receipt of the PPP Loan.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through September 14, 2020 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2020 our disclosure controls and procedures are not effective and we have a material weakness related to the accounting for stock-based compensation awards. Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended July 31, 2020 in accordance with U.S. GAAP.

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

There have been no additional changes in our internal controls over financial reporting during the nine months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

In July, 2020, we received a $634,400 loan (the “PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act. The receipt of the funds, and the forgiveness of the PPP Loan is dependent on us having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the forgiveness criteria. In June 2020, the United States Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP Loan provisions, including providing greater flexibility for loan forgiveness. We are using the proceeds from the PPP Loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. We are following the government guidelines and tracking costs to insure 100% forgiveness of the PPP Loan. To the extent the PPP Loan is not forgiven, we will be required to repay that portion at an interest rate of 1% over a period of two years. If the conditions outlined in the loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven.

The COVID-19 pandemic has, and may continue to have, an adverse impact on our business, financial condition and results of operations.

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

Coffee Holding Co., Inc.

Date: September 14, 2020	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-28-