Form 10-K
period 2020-10-31
COFFEE HOLDING CO INC
filed 2021-02-16
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2020, was $13,910,209.

As of January 20, 2021, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2020, are incorporated by reference in Part III of this Form 10-K.

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

We conduct our operations in accordance with strict freshness and quality standards. All of our private label and branded coffees are produced from high quality coffee beans that are deep roasted for full flavor using a slow roasting process that has been perfected utilizing our more than 40 years of experience in the coffee industry. In order to ensure freshness, our products are delivered to our customers within 72 hours of roasting. We believe that our long history has enabled us to develop a loyal customer base.

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

On October 15, 2020, we entered into a Contribution and Equity Purchase Agreement (the “Jordre Well Agreement”) to become a 49% owner in The Jordre Well, LLC (“The Jordre Well”), a cannabidiol (“CBD”) beverage company. Under the terms of the Jordre Well Agreement, The Jordre Well will assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. We plan to infuse our brands Café Caribe Latin Espresso and Harmony Bay Gourmet coffee, with CBD as soon as we are comfortable with our formulations. We believe CBD coffee will be a fast growing and profitable market for us and if the legislative environment surrounding CBD products continues to improve, our plan is to offer all our customers the opportunity to infuses their products with CBD.

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

Wholesale Green Coffee Market Presence. As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 813% from 150 to 1,370. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees and Dattera specialty Brazil coffees along the east coast of the United States. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 39 and 41 years, respectively. During this period, the company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

Our Growth Strategy

We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, targeting the rapidly growing Latin market in the United States, increasing penetration with existing customers by adding new products, and developing our Harmony Bay brand and increase the number of our wholesale green coffee customers. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability.

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

Further Market Penetration of Our Niche Products. We intend to capture additional market share through our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including:

●	New licensing agreements;

●	Specialty blends and foodservice opportunities;

●	CBD coffee products as legislation allows; and

●	Sales of our tabletop coffee roasting equipment.

Our Core Products

Our core products can be divided into three categories:

●	Wholesale Green Coffee: unroasted raw beans imported from around the world and sold to large, medium and small roasters and coffee shop operators;

●	Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and

●	Branded Coffee: coffee roasted and blended to our own specifications and packaged and sold under our eight proprietary and licensed brand names in different segments of the market.

Wholesale Green Coffee. The specialty coffee market remains the fastest growing area of our industry. The number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace. As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over approximately 90 different varieties. Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer. We believe that we can increase sales of wholesale green coffee without an increase in infrastructure as well as without venturing into the highly competitive retail specialty coffee environment. We believe that by utilizing our current strategy we can be as profitable or more profitable than our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2020, we supplied coffee under approximately 21 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Harmony Bay, an upscale line of flavored beans in 11oz and 40oz bags, along with single serve offerings in a multitude of unique flavor profiles; and

Steep and Brew, a premium line of specialty coffees with over 30 years brand recognition. These coffees are comprised of Single Origin, Blended and Flavored coffees sold throughout the upper Midwest region of the United States in bulk whole bean, whole bean and ground bags and single serve format compatible with most single serve brewers.

Other Products

We also offer several niche products, including:

●	tea; and

●	table-top coffee roasters and grinders.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.92 to $2.25. The price for coffee beans on the commodities market as of October 31, 2020 and 2019 was $1.04 and $1.02 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”), as well as our North Andover plant operated by our Comfort Foods division, are certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2020 and 2019, approximately 23% of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $5.3 million, or 8%, in 2020, and $8.3 million, or 12%, in 2019, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2020 and 2019, we donated approximately $78,000 and $42,000, respectively, to charities.

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

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, CFI and Steep & Brew as well as our external green coffee salespeople allows us to compete more effectively throughout the country and Canada.

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

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by two large companies: Kraft Foods, Inc. (owner of the Maxwell House brand), and J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands). Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe and Café Supremo brands are competitive in the fast growing Latin demographic, our Harmony Bay has a strong regional presence in the northeast and our S&W brand has been a popular and recognizable brand on the west coast for over 80 years.

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

Employees

We have 82 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

At this time, we cannot assess the ultimate economic impact of the COVID-19 pandemic on our business, operations or financial performance, which will be determined by, among other things, the duration, severity and magnitude of such circumstances and governmental responses and requirements relating to the pandemic, nor can we predict the long-term effects of governmental and public responses to changing conditions. The extent to which the COVID-19 pandemic will impact our operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material. If the COVID-19 pandemic becomes prolonged, and/or more severe, it could exacerbate the negative impacts on our business and results of operations and may also heighten many of the other risks described in this section entitled “Risk Factors.”

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. No one customer accounted for greater than 10% of our net sales during our 2020 fiscal year. We generally do not enter long-term contracts with most of our customers, but we do enter into one and two year agreements with most our key customers on our private label business. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of October 31, 2020, we have identified material weaknesses in our internal control over financial reporting related to the accounting for stock-based compensation awards and an overstatement in inventory levels and the valuation of inventory at one of our subsidiaries. If our steps are insufficient to successfully remediate these material weaknesses and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

The failure of our suppliers or customers to adhere to the quality standards that we set for our products could lead to investigations, litigation, write-offs, recalls or boycotts of our products, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business. Unfavorable allegations, government investigations and legal actions surrounding our products and/or our business could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition and operating results. We do not control the operations of our suppliers or customers and we cannot guarantee that our suppliers or customers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Additionally, it is possible that we may not be able to identify noncompliance by our suppliers or customers notwithstanding any precautionary measures we implement. Violation of applicable laws and regulations by our suppliers or customers, or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers and customers to adhere to the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

We rely on our reputation for offering great value, superior service and a broad assortment of high-quality, safe products. If we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, such circumstances could harm our reputation and our brand and adversely affect our business, financial condition and operating results. If this negative impact is significant, our ability to grow or sustain our business could be jeopardized.

As disclosed further herein, we have been named as a defendant in one class action lawsuit, and we have agreed to indemnify a client named in another class action lawsuit, alleging that our products were mislabeled and thus violate consumer protection and false advertising statutes, among others. These lawsuits, which generally allege that our coffee products do not make the number of servings as stated on the label, are affecting the entire coffee industry and numerous similar lawsuits have been filed against numerous private label coffee manufacturers and retailers.

Negative publicity surrounding product matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition, and operating results could be adversely affected. Moreover, regardless of whether any such changes are adopted, we may become subject to claims or governmental investigations alleging violations of applicable laws and regulations. Any such matter may subject us to fines, penalties, and/or litigation. Any one of these results could negatively affect our business, financial condition, and operating results and impair our ability to grow or sustain our business.

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

The coffee industry is highly competitive and if we cannot compete successfully, we may lose our customers or experience reduced sales and profitability. The coffee markets in which we do business are highly competitive and competition in these markets could become increasingly more intense due to the increasing popularity and growth of the coffee industry. The industry in which we compete is particularly sensitive to price pressure, as well as quality, reputation and viability for wholesale and brand loyalty for retail. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Our private label and branded coffee products compete with other manufacturers of private label coffee and branded coffees. These competitors, such as Kraft Foods, Inc. (owner of the Maxwell House brand), and J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands), have much greater financial, marketing, distribution, management and other resources than we do for marketing, promotions and geographic and market expansion. In addition, there are a growing number of specialty coffee companies who provide specialty green coffee and roasted coffee for retail sale. If we are unable to compete successfully against existing and new competitors, we may lose our customers or experience reduced sales and profitability.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 15.3% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $1.76 and as high as $5.37 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at one of our supermarket customers, generally allege that such client sold private label coffee products manufactured by us and one of our partners, which falsely described the number of cups of coffee that could be made from the amount of product purchased. These parties are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. As of the filing of this Form 10-K, we have not been served with the complaint. Therefore, we are unable to predict the ultimate outcome of this lawsuit.

A significant customer of ours was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by us which falsely described the number of cups of coffee that could be made from the amount of product purchased. We are not named as a defendant in the action, but we have agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and we intend to vigorously support the customer in defending the action. As of the filing of this Form 10-K, we are unable to predict the ultimate outcome of this lawsuit.

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

As of January 20, 2021, we had 170 holders of record.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Coffee Holding Co., Inc. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	For the Years Ended October 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$74,336	$86,467	$90,655	$77,128	$78,948
Cost of sales	61,257	70,708	75,041	64,978	67,066
Gross profit	13,079	15,759	15,614	12,150	11,882
Operating expenses	13,904	15,219	13,213	10,927	8,019
(Loss) income from operations	(825)	540	2,401	1,223	3,863
Other income (expense)	447	(247)	(362)	(246)	(147)
(Loss) income before income taxes	(378)	293	2,039	977	3,716
(Benefit) provision for income taxes	(42)	29	505	244	1,366
Minority interest	242	(359)	(468)	(266)	(138)
Net (loss) income	$(94)	$(95)	$1,066	$467	$2,212
Net (loss) income per share – Basic & Diluted	$(0.02)	$(0.02)	$0.19	$0.08	$0.36

	At October 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,480	$39,687	$38,834	$40,132	$37,023
Short-term debt	5	7,168	6,330	8,408	6,958
Total liabilities	10,736	12,956	12,844	14,408	11,910
Stockholders’ equity	27,744	26,731	25,990	25,591	25,113
Book value per share	$4.86	$4.80	$4.67	$4.41	$4.28

	At October 31,
	2020	2019	2018	2017	2016
Per Common Share Data:
Basic & Diluted EPS	$(.02)	$(.02)	$.19	$.08	$(.36)
Cash dividends declared	$0	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On June 29, 2016, we purchased through SONO, substantially all the assets, including equipment, inventory, customer list and relationships of Coffee Kinetics, LLC, a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. In October 2020, we entered into the Jordre Well Agreement to become a 49% owner in The Jordre Well, a CBD beverage company. Under the terms of the Jordre Well Agreement, The Jordre Well will assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. We believe these efforts will allow us to expand our business. We believe these efforts will allow us to expand our business.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 using the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Effective November 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”). The new guidance increases transparency by requiring the recognition of right to use assets and lease liabilities on the statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirement, which did not require lease assets and lease liabilities to be recognized for most operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease, have not significantly changed from previous US GAAP requirements. On November 1, 2019, the effective date of ASC 842, existing leases of ours were required to be recognized and measured. Additionally any leases entered into during the year were also required to recognized and measured. In applying ASC 842, we made an accounting policy election not to recognize the right of use assets and lease liabilities relating to short-term leases. Implementation of ASC 842 included an analysis of contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of the right to use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates to apply in determining the lease liabilities. The new standard provides a number of transition practical expedients, which the Company has elected, including: A “package of three” expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our accounts receivable that becomes uncollectible, would decrease our operating income by approximately $74,000 for the year ended October 31, 2020. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $171,000 for the year ended October 31, 2020.

●	The commodities held at broker represent the market value of our trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At October 31, 2020 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2020
Customer list and relationships, net	$490,621
Non-compete, net	49,500
Goodwill	2,488,785
Trademarks and tradenames	1,488,000

$4,516,906

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

Year Ended October 31, 2020 (Fiscal Year 2020) Compared to the Year Ended October 31, 2019 (Fiscal Year 2019)

Net Sales. Net sales totaled $74,335,815 for the fiscal year ended October 31, 2020, a decrease of $12,131,617, or 14%, from $86,467,432 for the fiscal year ended October 31, 2019. The decrease in net sales was due to the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industry as well as our customers in the food service space to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Also, supermarket sales returned to more traditional levels, as the stockpiling in the second quarter of the year did not repeat for the remaining six months of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2020 was $61,256,926, or 82.4% of net sales, as compared to $70,708,100, or 81.8% of net sales, for the fiscal year ended October 31, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and increased cost of coffee.

Gross Profit. Gross profit for the fiscal year ended October 31, 2020 was $13,078,889, a decrease of $2,680,443 from $15,759,332 for the fiscal year ended October 31, 2019. Gross profit as a percentage of net sales decreased to 17.6% for the fiscal year ended October 31, 2020 from 18.2% for the fiscal year ended October 31, 2019. The decrease in gross profits resulted from a decrease in sales due to the COVID-19 pandemic and inventory adjustments resulting from such decreased sales, lost customers and outdated inventory during the year.

Operating Expenses. Total operating expenses decreased by $1,314,596 to $13,904,207 for the fiscal year ended October 31, 2020 from $15,218,803 for the fiscal year ended October 31, 2019. Selling and administrative expenses decreased $1,281,500, or 8.8%, to $13,223,207 for the fiscal year ended October 31, 2020 from $14,504,707 for the fiscal year ended October 31, 2019. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. Officers’ salary decreased by $33,096 or 4.6% to $681,000 for the fiscal year ended October 31, 2020 from $714,096 for the fiscal year ended October 31, 2019. Further, each of our Chief Executive Officer and our Vice President took pay decreases in the fourth quarter, which will continue during fiscal 2021.

Other Income (Expense). Other income for the fiscal year ended October 31, 2020 was $447,561, a decrease of $694,876 from other expenses of $247,315 for the fiscal year ended October 31, 2019. The decrease in other expense was attributable to our recognition of the forgiveness of the PPP government grant of $634,400, a decrease in interest expense of $69,415, partially offset by a decrease in interest income of $7,692 and an increase in our loss from our equity investments of $1,247, during the fiscal year ended October 31, 2020.

Income (Loss) Before provision for income Taxes and Non-controlling Interest in Subsidiary. We had a loss of $377,757 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2020 compared to income of $293,214 for the fiscal year ended October 31, 2019, resulting in a net change of $670,971 for the year ended October 31, 2020.

Income Taxes. Our benefit for income taxes for the fiscal year ended October 31, 2020 totaled $41,713 compared to a provision of $29,208 for the fiscal year ended October 31, 2019. The change was attributable to the difference in the income for the year ended October 31, 2020 versus fiscal year ended October 31, 2019.

Net (Loss) Income. We had a net loss of $94,301 or $0.02 per share basic and diluted, for the fiscal year ended October 31, 2020 compared to a net loss of $94,598, or $0.02 per share basic and diluted for the fiscal year ended October 31, 2019. The decrease in net income was due to numerous factors which had to be dealt with during our fiscal fourth quarter. For example, for the year ended October 31, 2020, we had a loss before our non-controlling interest in our subsidiary of $336,044 versus net income of $264,006 for the year ended October 31, 2019. Our non-controlling interest for the year ended October 31, 2020 reduced the loss by $366,044 bringing the net loss attributable to Coffee Holding Co. to $94,301, whereas the non-controlling interest for the year ended October 31, 2019 reduced profit by $358,604 bringing the net loss attributable to Coffee Holding Co. to a loss of $94,598. Our consolidated subsidiary, in which we have a 60% interest, had write downs on both inventories and accounts receivable due to COVID-19, including an approximately $85,000 write down of receivables and an approximately $217,000 write down of inventories.

Liquidity and Capital Resources

As of October 31, 2020, we had working capital of $24,039,538, which represented a $3,811,594 increase from our working capital of $20,227,944 as of October 31, 2019, and total stockholders’ equity of $26,518,666 which increased by $1,254,589 from our total stockholders’ equity of $25,264,077 as of October 31, 2019. Our working capital increased primarily due to an increase of $472,564 in cash, decreases of $1,307,918 in accounts payable and accrued expenses, $3,365,843 in our short term borrowings, partially offset by decreases of $2,012,522 in accounts receivable, $1,738,232 in inventory, $553,356 in due from broker, $97,380 in prepaid expenses and other current assets, $240,629 in prepaid and refundable income taxes, increases of $5,271 in income taxes payable and $484,163 in lease liability – current portion. As of October 31, 2020, the outstanding balance on our line of credit was $3,796,822 compared to $7,167,740 as of October 31, 2019.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of October 31, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

Pursuant to the terms of the Jordre Well Agreement, we issued to The Jordre Well 139,250 shares of our Common Stock on the effective date of the Jordre Well Agreement and are obligated to issue an additional 139,250 shares of Common Stock once $500,000 in revenue is generated from the joint venture.

For the fiscal year ended October 31, 2020, our operating activities provided net cash of $4,385,757 as compared to the fiscal year ended October 31, 2019 when operating activities used net cash of $2,148,616. The increased cash flow from operations for the fiscal year ended October 31, 2020 was primarily due to our inventories usage during the year ended October 31, 2020.

For the fiscal year ended October 31, 2020, our investing activities used net cash of $537,835 as compared to the fiscal year ended October 31, 2019 when net cash used by investing activities was $897,683. The decrease in our uses of cash in investing activities was due to our decreased outlays for purchases of machinery and equipment during the fiscal year ended October 31, 2020.

For the fiscal year ended October 31, 2020, our financing activities used net cash of $3,375,358 compared to net cash provided by financing activities of $837,471 for the fiscal year ended October 31, 2019. The change in cash flow from financing activities for the fiscal year ended October 31, 2020 was due to our increased principal reductions on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2021 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We specifically identified a combination of control deficiencies relating to the accuracy and completeness of our accounting for stock-based compensation awards and inventories at one of our subsidiaries, which constitute material weaknesses in internal control over financial reporting. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2020 in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of its internal control over financial reporting as of October 31, 2020. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon the assessment, our management concluded that our internal control over financial reporting was not effective as of October 31, 2020. Our control were inadequate to prevent and detect misstatements of stock based compensation awards and quantities of inventory at one of our subsidiaries. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Remediation Plan for the Material Weakness

To remediate the material weakness identified above, we are initiating controls and procedures in order to:

●	Reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures;

●	Review the processes for documenting and alerting key personnel, including our board members, officers, auditors and outside accountants, of non-reoccurring events related to stock-based compensation awards to ensure such events are timely and adequately recorded and communicated to the appropriate parties; and

●	We have replaced and hired new employees in the accounting department at the subsidiary where the inventory analysis issue occurred and have made upgrades to the computer systems at the subsidiary. Further, we hired a new director of finance at the subsidiary that is responsible for overseeing inventory counts and we are enhancing controls in the inventory business process over (i) inventory count procedures by requiring more frequent physical audits of our inventory, and (ii) review of inventory adjustments and approvals.

The material weaknesses identified above will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively.

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

Changes in Control Over Financial Reporting. During the fiscal year ending October 31, 2020, we continued to implement procedures to review and document all corporate actions related to stock-based compensation awards. There have been no additional changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Protection Act that permits us to provide only management’s report in this annual report.

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

10.25

Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).

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

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2021.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	February 16, 2021
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	February 16, 2021
David Gordon

/s/ Gerard DeCapua	Director	February 16, 2021
Gerard DeCapua

/s/ Daniel Dwyer	Director	February 16, 2021
Daniel Dwyer

/s/ Barry Knepper	Director	February 16, 2021
Barry Knepper

/s/ John Rotelli	Director	February 16, 2021
John Rotelli

/s/ George Thomas	Director	February 16, 2021
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of (loss) / income, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of the guidance in ASC Topic 842, Leases using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit[s to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

February 16, 2021

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2020 AND 2019

	2020	2019

- ASSETS -
CURRENT ASSETS:
Cash	$2,875,120	$2,402,556
Accounts receivable, net of allowances of $144,000 for 2020 and 2019	7,408,905	9,421,427
Inventories	17,102,993	18,841,225
Due from broker		101,031
Prepaid expenses and other current assets	490,246	587,626
Prepaid and refundable income taxes	145,305	385,934
TOTAL CURRENT ASSETS	28,022,569	31,739,799

Machinery and equipment, at cost, net of accumulated depreciation of $7,610,864 and $6,931,913 for 2020 and 2019, respectively	2,197,319	2,413,533
Customer list and relationships, net of accumulated amortization of $194,379 and $151,627 for 2020 and 2019, respectively	490,621	533,373
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $49,500 and $29,700 for 2020 and 2019, respectively	49,500	69,300
Goodwill	2,488,785	2,488,785
Equity method investments	561,405	86,008
Deferred income tax asset	782,175	480,473
Right of use asset	2,114,228
Deposits and other assets	285,548	387,453
TOTAL ASSETS	$38,480,150	$39,686,724

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,036,097	$4,344,015
Line of credit		7,167,740
Due to broker	452,325
Note payable – current portion	5,075
Lease liability – current portion	484,163
Income taxes payable	5,371	100
TOTAL CURRENT LIABILITIES	3,983,031	11,511,855

Deferred income tax liabilities	882,582	872,232
Line of credit	3,796,822
Deferred rent payable		193,461
Lease liability	1,780,306
Note payable – long term	17,292
Deferred compensation payable	276,548	378,453
TOTAL LIABILITIES	10,736,581	12,956,001
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 and 6,494,680 shares issued for 2020 and 2019; 5,708,599 and 5,569,349 shares outstanding for 2020 and 2019	6,634	6,494
Additional paid-in capital	17,929,724	16,580,974
Retained earnings	13,215,868	13,310,169
Less: Treasury stock, 925,331 common shares, at cost for 2020 and 2019	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	26,518,666	25,264,077
Noncontrolling interest	1,224,903	1,466,646
TOTAL EQUITY	27,743,569	26,730,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,480,150	$39,686,724

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
NET SALES	$74,335,815	$86,467,432

COST OF SALES (which includes purchases of approximately $5.3 million and $8.3 million in fiscal years 2020 and 2019, respectively, from a related party)	61,256,926	70,708,100

GROSS PROFIT	13,078,889	15,759,332

OPERATING EXPENSES:
Selling and administrative	13,223,207	14,504,707
Officers’ salaries	681,000	714,096
TOTAL	13,904,207	15,218,803

(LOSS) INCOME FROM OPERATIONS	(825,318)	540,529

OTHER INCOME (EXPENSE):
Interest income	3,354	11,046
Loss from equity method investment	(5,016)	(3,769)
Other income - PPP	634,400
Interest expense	(185,177)	(254,592)
TOTAL	447,561	(247,315)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(377,757)	293,214

(Benefit) provision for income taxes	(41,713)	29,208

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(336,044)	264,006
Less: Net loss (income) attributable to the non-controlling interest in subsidiary	241,743	(358,604)

NET (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(94,301)	$(94,598)

Basic and diluted (loss) per share	$(.02)	$(.02)

Weighted average common shares outstanding:
Basic and diluted	5,575,453	5,569,349

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2020 AND 2019

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2018	5,569,349	$6,494	925,331	$(4,633,560)	$16,104,075	$13,404,767	$1,108,042	$25,989,818

Stock Compensation					476,899			476,899

Non-Controlling interest							358,604	358,604

Net loss						(94,598)		(94,598)

Balance, October 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					868,477			868,477

Stock issuance equity investment	139,250	140			480,273			480,413

Non-Controlling Interest							(241,743)	(241,743)

Net loss						(94,301)		(94,301)

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:

Net (loss) income	$(336,044)	$264,006
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	741,503	742,637
Stock-based compensation	868,477	476,899
Unrealized loss (gain) on commodities	553,356	(123,077)
Loss on equity method investments	5,016	3,768
Deferred rent		(48,682)
Amortization of right to use asset	397,794
Deferred income taxes	(291,352)	(49,938)
Changes in operating assets and liabilities:
Accounts receivable	2,012,522	492,870
Inventories	1,738,232	(3,570,119)
Prepaid expenses and other current assets	97,380	(8,765)
Prepaid and refundable income taxes	240,629	(2,728)
Accounts payable and accrued expenses	(1,307,917)	(489,533)
Change in lease liability	(441,015)
Deposits and other assets	101,905	165,451
Income taxes payable	5,271	(1,405)
Net cash provided by (used in) operating activities	4,385,757	(2,148,616)

INVESTING ACTIVITIES:
Distribution of funds from deferred compensation plan	(101,905)	(154,273)
Purchases of machinery and equipment	(435,930)	(743,410)
Net cash used in investing activities	(537,835)	(897,683)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,141,132	1,407,726
Principal payment on note payable	(4,440)	(70,255)
Principal payments under bank line of credit	(4,512,050)	(500,000)
Net cash (used in) provided by financing activities	(3,375,358)	837,471

NET INCREASE (DECREASE) IN CASH	472,564	(2,208,828)

CASH, BEGINNING OF YEAR	2,402,556	4,611,384

CASH, END OF YEAR	$2,875,120	$2,402,556

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$196,823	$254,603
Income taxes paid	$3,739	$83,279

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On October 15, 2020 Coffee Holding Company acquired an equity interest in Jordre Well, LLC in exchange for 139,250 shares:	480,413
Initial recognition of operating lease right of use asset	$2,512,022
Initial recognition of operating lease liabilities	$2,705,484

Machinery and equipment acquired through financing	$26,807

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

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

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. During the third quarter the Company received an unsecured loan in the amount of $634,400 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its future adherence to the forgiveness criteria.

The continuing impact on the Company’s business including the decrease in our sales, the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including its ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, has contributed to and may continue to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. At this time the full impact could not be determined.

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

OCTOBER 31, 2020 AND 2019

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2020	2019
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2020 and 2019.

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

OCTOBER 31, 2020 AND 2019

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

The Company has open position contracts held by the broker, which are summarized as follows:

	2020	2019

Option contracts	$(164,475)	$(58,856)
Future contracts	(287,850)	159,887

Commodities due (to) from broker	$(452,325)	$101,031

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings.

At October 31, 2020, the Company held 48 futures contracts (generally with terms of three to four months) for the purchase of 1,800,000 pounds of green coffee at a weighted average price of $1.158 per pound. The fair market value of coffee applicable to such contracts was $1.044 per pound at that date.

At October 31, 2019, the Company held 124 futures contracts (generally with terms of three to four months) for the purchase of 4,650,000 pounds of green coffee at a weighted average price of $.986 per pound. The fair market value of coffee applicable to such contracts was $1.02 per pound at that date.

Included in cost of sales for the years ended October 31, 2020 and 2019, the Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Year Ended October 31,
	2020	2019
Gross realized gains	$1,678,995	$1,307,816
Gross realized (losses)	(1,451,761)	(2,642,537)
Unrealized (losses) gains	(553,356)	123,077
Total	$(326,122)	$(1,211,644)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. The value of the goodwill and trademarks was allocated based on an independent valuation. Goodwill and trademarks are not amortized but are assigned to a specific reporting unit or asset class and tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill and trademarks is greater than its fair value. As of October 31, 2020 and 2019, the Company has determined by using a qualitative assessment that an impairment did not exist.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods, Sonofresco and Steep & Brew which are being amortized on the straight-line method over their estimated useful life of twenty years.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $149,505 and $449,678 for the years ended October 31, 2020 and 2019, respectively.

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

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has issued 1,000,000 options as of October 31, 2019, they have not been included in the calculation of diluted earnings per share because of their anti-dilutive value for the years presented in this financial statement.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,575,453 and 5,569,349 for the years ended October 31, 2020 and 2019, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

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

PAYCHECK PROTECTION PROGRAM:

On July 22, 2020, the Company received loan proceeds of $634,400 under the Paycheck Protection Program (“PPP”). The PPP, which was established under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times certain average monthly payroll expenses of the qualifying business. The loan and accrued interest, or a portion thereof, may be forgiven after 24 weeks so long as the borrower uses the loan proceeds for eligible purposes including payroll, benefits, rent, mortgage interest and utilities, and maintains its payroll levels, as defined by the PPP. At least 60% of the amount forgiven must be attributable to payroll costs, as defined by the PPP.

The PPP loan matures five years from the date of the first disbursement of proceeds to the Company and accrues interest at a fixed rate of 1%. Payments are deferred for at least the first six months and payable in 54 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP loan date.

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the PPP loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

forgivable loan from the government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all period presented.

The following table provided the balance and activity related to the PPP Loan:

PPP Loan	$634,400
Qualified expenses incurred to date	634,400
Unrecognized government grant income	$0

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $2,780,000 and $3,214,000 for the years ended October 31, 2020 and 2019, respectively, is included in selling and administrative expenses.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2020 and 2019, the Company had approximately $816,000 and $1,490,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2020 and 2019, the Company had approximately $1,421,000 and $706,000 in excess of SIPC insured limits, respectively.

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

The Company’s investment in a company that is accounted for on the equity method of accounting consist of the following: (1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The investments in this company amounted to $100,000. The loss recognized amounted to $5,016 and $3,769 for the years ended October 31, 2020 and 2019, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2020 and 2019 was $80,992 and $86,008, respectively. (2) On October 15, 2020 the Company acquired a 49% interest in Jordre Well LLC, a company that will produce CBD infused products. The investment was made in newly issued stock. The Company issued 139,250 shares to be paid at closing. The price of the stock on October 15, 2020 was $3.45 for a value of $480,413. As of October 31, 2020 there was no activity.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 4 - INVENTORIES:

Inventories at October 31, 2020 and 2019 consisted of the following:

	2020	2019
Packed coffee	$3,590,709	$4,044,279
Green coffee	11,390,668	12,515,124
Roaster parts	381,617	419,077
Packaging supplies	1,739,999	1,862,745
Totals	$17,102,993	$18,841,225

NOTE 5 – EQUITY METHOD INVESTMENT:

On October 15, 2020, The Ideation Lab, LLC (“TIL”), Jordre Well, LLC (“Jordre Well”), an entity created by TIL and the Company entered into a Contribution and Equity Purchase Agreement. TIL contributed 100% of its assets to Jordre Well in exchange for 100 common units. TIL, immediately following the contribution, sold 49 common units of Jordre Well to the Company for up to 278,500 shares of the Company’s common stock, payable as follows: (a) 139,250 shares of the Company’s common stock on October 15, 2020 and (b) an additional 139,250 shares of its common stock when Jordre Well generates $500,000 in revenue from the sale of its newly created brands. This was accounted for as an equity method investment.

NOTE 6 - MACHINERY AND EQUIPMENT:

Machinery and equipment at October 31, 2020 and 2019 consisted of the following:

	Estimated Useful Life	2020	2019
Improvements	15-30 years	$233,766	$228,201
Machinery and equipment	7 years	8,492,395	8,035,223
Furniture and fixtures	7 years	1,082,022	1,082,022
		9,808,183	9,345,446
Less, accumulated depreciation		7,610,864	6,931,913
		$2,197,319	$2,413,533

Depreciation expense totaled $678,951 and $680,085 for the years ended October 31, 2020 and 2019, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of October 31, 2020 and October 31, 2019.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all tangible and intangible assets of the Company. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

As of October 31, 2020 and October 31, 2019, the outstanding balance under the bank line of credit was $3,796,822 and $7,167,740, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 8 - INCOME TAXES:

The Company’s (benefit)/provision for income taxes in 2020 and 2019 consisted of the following:

	2020	2019

Current
Federal	$187,140	$10,172
State and local	62,499	68,974
	249,639	79,146
Deferred
Federal	(229,355)	(45,323)
State and local	(61,997)	(4,615)
	(291,352)	(49,938)
Income tax (benefit)/expense	$(41,713)	$29,208

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2020	2019
(Benefit) tax at the federal statutory rate	$(79,329)	$61,575
Other permanent differences	52,537	(45,107)
State and local tax, net of federal	(14,921)	12,740

(Benefit) provision for income taxes	$(41,713)	$29,208

Effective income tax rate	11%	10%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 8 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Accounts receivable	$36,468	$36,802
Unrealized loss	140,136
Deferred rent	36,810	49,442
Deferred compensation	70,035	96,720
Net operating loss	70,275	82,973
Stock-based compensation	340,715	121,880
Inventory	87,736	92,656

Total deferred tax asset	$782,175	$480,473

Deferred tax liability:
Intangible assets acquired	484,932	484,932
Unrealized gain		32,656
Fixed assets	397,650	$354,644

Total deferred tax liabilities	$882,582	$872,232

A valuation allowance was not provided at October 31, 2020 or 2019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2020 and 2019, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2020 and 2019, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 8 - INCOME TAXES (cont’d):

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2017. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2016. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2017.

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operation losses, temporary changes to prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and enhanced recoverability of AMT tax credits. The Company is currently evaluating the impact of the CARES Act, but at present does not expect any impact.

As of October 31, 2020, and 2019, the Company had cumulative net operating loss carryforwards of approximately $334,642 and $395,111 respectively, which begin to expire in 2038. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards is subject to an annual limitation of $60,469. These net operating loss carryforwards may be may be further limited in the event of a change in ownership.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by us and by Pan American Coffee Co., LLC (“Pan American”), which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. As of the filing of this Form 10-K, the Company has not been served with the complaint. Therefore, the Company is unable to predict the ultimate outcome of this lawsuit.

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company is not named as a defendant in the action, but has agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and intends to vigorously support the customer in defending the action. As of the filing of this Form 10-K, the Company is unable to predict the ultimate outcome of this lawsuit.

OPERATING LEASES:

In February 2004, the Company entered into a lease for office and warehouse space in La Junta City, Colorado. This lease, which is at a monthly rental of $8,341 beginning January 2005, expires on January 31, 2024. Operating lease costs amounted to $95,504 for the years ended October 31, 2020 and 2019.

In October 2008, the Company entered into a lease for office and warehouse space in Staten Island, NY. This lease, which is at a monthly rental beginning November 2008, expires on October 31, 2023 and includes annual rent increases. Operating lease costs amounted to $175,640 and $143,171 for the years ended October 31, 2020 and 2019, respectively. The Company also uses a variety of independent, bonded commercial warehouses to store its green coffee beans.

In March 2015, the Company entered into a lease for office space in Vancouver, WA. This lease, which is at a monthly rental beginning April 1, 2015, expired on March 31, 2017. The lease was extended, effective as of April 1, 2017 and expiring on March 31, 2019. The lease was extended, effective as of April 1, 2019 and expiring on March 31, 2021. Operating lease costs amounted to $41,150 and $39,960 for the years ended October 31, 2020 and 2019, respectively.

In December 2016, the Company entered into a lease for office and warehouse space in Burlington, WA. This lease, which is at a monthly rental beginning December 1, 2017, expired on December 31, 2018. The lease was extended, effective January 1, 2019 and expiring on December 31, 2020. The lease was extended, effective January 1, 2021 and expiring on December 21, 2021. Operating lease costs amounted to $32,924 and $47,143 for the years ended October 31, 2020 and 2019, respectively.

In April 2017, the Company entered into a lease for office and warehouse space in North Andover, MA. This lease, which is at a monthly rental beginning April 1, 2017, expires on May 31, 2028 and includes charges for common areas and utilities. Operating lease costs amounted to $235,710 and $233,754 for the years ended October 31, 2020 and 2019, respectively.

In April 2018, the Company through its joint venture Generations Coffee Company, LLC entered into a lease for office and warehouse space in Madison, WI. This lease, which is at a monthly rental beginning April 1, 2018, expires on September 30, 2024 and includes charges for common areas and utilities. Operating lease costs amounted to $169,244 and $117,149 for the years ended October 31, 2020 and 2019, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 9 - COMMITMENTS AND CONTINGENCIES (cont’d):

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Total operating lease costs for the year ended October 31, 2020 was $750,172, of which, $131,730 was included within cost of goods sold and $618,442 was recorded in the selling and administrative expenses. The aggregate cash payments under these leasing agreements was $597,945 for the year ended October 31, 2020.

The following summarizes the Company’s operating leases:

October 31, 2020

Right-of-use operating lease assets	$2,114,228
Current lease liability	$484,163
Non-current lease liability	$1,780,306

Average remaining lease term	3.0
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2021	$580,788
2022	535,920
2023	531,807
2024	316,477
2025	168,288
Thereafter	434,744
Total lease payments	$2,568,024
Less: imputed interest	(303,555)
Present value of operating lease liabilities	$2,264,469

401 (K) RETIREMENT PLAN:

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $81,384 and $89,577 for the years ended October 31, 2020 and 2019, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 23% of the Company’s sales were derived from six customers during the year ended October 31, 2020. These customers also accounted for approximately $2,076,000 or 28% of the Company’s accounts receivable balance at October 31, 2020. Approximately 19% of the Company’s sales were derived from five customers during the year ended October 31, 2019. These customers also accounted for approximately $3,109,000 or 33% of the Company’s accounts receivable balance at October 31, 2019. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2020, approximately 23% of the Company’s purchases were from six vendors. These vendors accounted for approximately $468,000 of the Company’s accounts payable at October 31, 2020. For the year ended October 31, 2019, approximately 26% of the Company’s purchases were from six vendors. These vendors accounted for approximately $1,005,000 of the Company’s accounts payable at October 31, 2019. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line for the years ended October 31, 2020 and 2019.

	2020	2019
Green	$23,912,022	$32,849,195
Packaged	50,423,793	53,618,237

Totals	$74,335,815	$86,467,432

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2020 and 2019 of $380,838 and $401,227, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $5,300,000 and $8,300,000 for the years ended October 31, 2020 and 2019, respectively. The corresponding accounts payable balance to this vendor was approximately $0 and $840,000 at October 31, 2020 and 2019, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The deferred compensation payable represents the liability due to an officer of the Company. The deferred compensation liability at October 31, 2020 and 2019 was $276,548 and $378,453, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2020 and 2019, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2020 and 2019.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2020, the Board of Directors approved 1,000,000 options.

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

The following table represents stock option activity for the year ended October 31, 2020:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2019	1,000,000	-	$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance October 31, 2020	1,000,000	-	$5.43	-	10	-

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2018	-	-	-	-	-	-
Granted	1,000,000		$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance October 31, 2019	1,000,000	-	$5.43	-	10	-

The Company recorded $868,477 and $476,899 of stock-based compensation during the years ended October 31, 2020 and 2019, respectively.

The unrecognized stock compensation expense as of October 31, 2020 was approximately $1,164,894.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 13 - FAIR VALUE MEASUREMENTS (cont’d):

		Fair Value Measurements as of October 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	276,548	276,548	–	–
Total Assets	$276,548	$276,548	$-	–

Liabilities:
Commodities - Futures	(287,850)		(287,850)
Commodities – Options	(164,475)	–	(164,475)	–
Total Liabilities	$(452,325)	–	$(452,325)	–

		Fair Value Measurements as of October 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	378,453	378,453	–	–
Commodities – Futures	159,887		159,887
Total Assets	$538,340	$378,453	$159,887	–

Liabilities:
Commodities – Options	(58,856)	–	(58,856)	–
Total Liabilities	$(58,856)	–	$(58,856)	–

NOTE 14 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements.

