Form 10-K/A
period 2020-10-31
COFFEE HOLDING CO INC
filed 2021-02-26
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

Coffee Holding Co., Inc., a Nevada corporation (“Coffee” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2020, which was originally filed with the Securities Exchange Commission (the “SEC) on February 16, 2021 (the “Original Filing”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that was not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated by reference into the Original Filing by reference to the Company’s definitive proxy statement if such definitive proxy statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and deletes the references included on the cover page and in Part III of the Original Filing to the incorporation by reference of a definitive proxy statement into Part III of the Original Filing. In addition, Item 15 of Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, each as of the filing date of this Amendment.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as with the Company’s other filings filed with the SEC.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Board of Directors and Management

Name	Age (1)	Term Expires	Position(s) Held With Coffee Holding	Director Since

Andrew Gordon	59	2021	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997

David Gordon	56	2023	Executive Vice President - Operations, Secretary and Director	1995

John Rotelli	62	2023	Director	2005

Daniel Dwyer	64	2021	Director	1998

Barry Knepper	69	2021	Director	2005

Gerard DeCapua	59	2022	Director	1997

George F. Thomas	72	2022	Director	2016

(1) As of February 28, 2021.

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his present position for at least the last five years

Andrew Gordon has been the Chief Executive Officer, President, Treasurer and a director of Coffee Holding since 1997 and its Chief Financial Officer since November 2004. He is responsible for managing Coffee Holding’s overall business and has worked for Coffee Holding for over 36 years, previously as a Vice President from 1993 to 1997. Mr. Gordon has worked in all capacities of Coffee Holding’s business and serves as the direct contact with its major private label accounts. Mr. Gordon received his Bachelor of Business Administration degree from Emory University. He is the brother of David Gordon. Through his experience as President and Chief Executive Officer of the Company, as well as his over 35 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive experience with, and institutional knowledge of, Coffee Holding and the industry is an integral contribution to Coffee Holding’s current successes and its ability to grow and flourish in the industry.

David Gordon has been the Executive Vice President - Operations, Secretary and a director of Coffee Holding since 1995. He is responsible for managing all aspects of Coffee Holding’s roasting and blending operations, including quality control, and has worked for Coffee Holding for 39 years, previously as an Operating Manager from 1989 to 1995. He is a charter member of the Specialty Coffee Association of America, or SCAA. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon. Through his 38 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive institutional knowledge and leadership are invaluable to Coffee Holding’s current and future successes. Mr. Gordon’s leadership, as demonstrated by the launch of the Specialty Green segment of the business as well as the founding of the SCAA, is a valuable resource for Coffee Holding’s business development and future strategy.

John Rotelli has served as a director of Coffee Holding since 2005. Mr. Rotelli has over 40 years of experience in the green coffee industry business consisting of procurement from growing countries, every aspect of traffic and warehousing, quality analysis, and knowledge of both suppliers and competitors. Mr. Rotelli is currently the Vice President of L.J. Cooper Company, one of the largest green coffee brokers and agents in North America. He is also a director of the Green Coffee Association. Mr. Rotelli’s industry and business experience provides the Board with valuable expertise within the coffee industry as well as beneficial relationships that can help form new beneficial relationships for Coffee Holding.

Daniel Dwyer has served as a director of Coffee Holding since 1998. Mr. Dwyer is the Chief Executive Officer at Rothfos Corporation, a green coffee bean supplier, and prior to that, had been a senior coffee trader at Rothfos, since 1995. Mr. Dwyer is responsible for our account with Rothfos. We paid Rothfos approximately $5.3 million, $8.3 million, and $9.1 million for green coffee purchases in fiscal 2020, 2019, and 2018, respectively. All purchases are made on arms’ length terms. We believe that Mr. Dwyer’s experience with the coffee industry will enable him to provide the Board with beneficial insight for Coffee Holding’s business development and strategy. Mr. Dwyer’s relationship with Rothfos has helped to foster a beneficial relationship between Rothfos and Coffee Holding. Mr. Dwyer serves on the board of directors of the National Coffee Association.

Barry Knepper has served as a director of Coffee Holding since 2005. From July 2004 to the present, Mr. Knepper has been the President and Chief Executive Officer of CFO Business Solutions, a management consulting firm. Mr. Knepper was the Chief Financial Officer for TruFoods Corporation, a growth oriented franchise management company from April 2001 through June 2004. From January 2000 through March 2001, he was the Chief Financial Officer of Offline Entertainment, an early stage television and motion picture production company. From 1982 through 1999, he served as the Chief Financial Officer of Unitel Video, Inc., a formerly publicly-traded nationwide high tech service company in the television, film and new media fields. We believe that Mr. Knepper’s diversified financial, accounting and business expertise provide him with the qualifications and skills to serve as a director.

Gerard DeCapua has served as a director of Coffee Holding since 1997. Mr. DeCapua has had his own law practice in Rockville Centre, New York since 1986. Mr. DeCapua received his law degree from Pace University. We believe that Mr. DeCapua’s legal experience brings significant knowledge regarding legal issues Coffee Holding faces and provide him with the skills and qualifications to serve as a director.

George F. Thomas has served as a director of Coffee Holding since February 2016. Mr. Thomas has over 38 years of domestic and international corporate business experience in top management positions. Since February 2007, Mr. Thomas has served as a Principal at Radix Consulting Corporation, a consulting firm which provides specialized advice in the field of electronic payments. From 1981 through 2007, Mr. Thomas served in a number of positions at The Clearing House Payments Company L.L.C., a limited liability company which operates electronic payment systems, including such positions as Executive Vice President of the Payments Services Division, President of the Electronic Payments Network, Senior Vice President of Business Development and Information Technology and Vice President of Technical Services and Systems Development. Since 2007, Mr. Thomas has served as a director of eGistics, Inc., a provider of cloud-based document and data management solutions which was acquired by Top Image Systems, Ltd. in 2014. We believe that Mr. Thomas’ financial and business experience provide him with the qualifications and skills to serve as a director.

CORPORATE GOVERNANCE

Board of Directors Operations and Meetings

The Board oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board does not involve itself in the day-to-day operations of Coffee Holding. Our executive officers and management oversee our day-to-day operations. Our directors fulfill their duties and responsibilities by attending meetings of the Board, which are usually held on a quarterly basis. Our directors also discuss business and other matters with other key executives and our principal external advisers (legal counsel, auditors, financial advisors and other consultants).

The Board held one meeting during the fiscal year ended October 31, 2020 and acted by written consent on one occasion. Each director serving during the fiscal year ended October 31, 2020 attended at least 75 percent of the meetings of the Board, plus meetings of committees on which that particular director served during the fiscal year ended October 31, 2020.

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

Board Leadership Structure and Role in Risk Oversight

Andrew Gordon serves as both our principal executive officer and chairman at the pleasure of the Board. The directors have determined that Mr. Gordon’s experience in our industry and in corporate transactions, and his personal commitment to Coffee Holding as an investor and employee, make him uniquely qualified to supervise our operations and to execute our business strategies. The Board is also cognizant of Coffee Holding’s relatively small size compared to its publicly traded competitors. We do not have a lead independent director. Management’s activities are monitored by standing committees of the Board, principally the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees is comprised solely of independent directors. For these reasons, the Board deems this leadership structure appropriate for us.

Code of Ethics

The Board has adopted a Code of Conduct and Ethics that applies to each of our directors, officers and employees. The Code of Conduct and Ethics sets forth our policies and expectations on a number of topics, including:

●	acceptance of gifts;
●	financial responsibility regarding both personal and business affairs, including transactions with Coffee Holding;
●	personal conduct, including ethical behavior and outside employment and other activities;
●	affiliated transactions, including separate identities and usurpation of corporate opportunities;
●	preservation and accuracy of Coffee Holding’s records;
●	compliance with laws, including insider trading compliance;
●	preservation of confidential information relating to our business and that of our clients;
●	conflicts of interest;
●	the safeguarding and proper use of our assets and institutional property;
●	code administration and enforcement;
●	reporting, investigating and resolving of all code violations; and
●	code-related training, certification of compliance and maintenance of code-related records.

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

David Gordon, Secretary

Coffee Holding Co., Inc.

3475 Victory Boulevard

Staten Island, NY 10314

We intend to satisfy the disclosure requirement under Section 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website.

Independent Directors

Our Board currently consists of seven directors, four of whom our Board has determined are independent directors. The standards relied on by the Board in affirmatively determining whether a director is “independent,” in compliance with Nasdaq’s rules, are comprised of those objective standards set forth in the rules promulgated by Nasdaq. The Board is responsible for ensuring that independent directors do not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that Gerard DeCapua, Barry Knepper, John Rotelli and George F. Thomas, comprising a majority of the Board, are “independent” directors under Nasdaq’s rules.

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

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards. Gerard DeCapua, Barry Knepper and George F. Thomas serve as members of the Audit Committee with Barry Knepper serving as its chairman. The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations. The Audit Committee held four meetings during the fiscal year ended October 31, 2020.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole. The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards. Barry Knepper, John Rotelli and George F. Thomas serve as members of the Compensation Committee, with John Rotelli serving as its chairman. The Compensation Committee acted by written consent once during the fiscal year ended October 31, 2020.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our Bylaws and applies the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards. Gerard DeCapua, John Rotelli and George F. Thomas serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” The Nominating and Corporate Governance Committee acted by written consent once during the fiscal year ended October 31, 2020.

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

Stockholder Communication with the Board of Directors and Attendance at Annual Meetings

The Board maintains a process for stockholders to communicate with the Board and its committees. Stockholders of Coffee Holding and other interested persons may communicate with the Board or the chairperson of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee by writing to the Secretary of Coffee Holding at 3475 Victory Boulevard, Staten Island, NY 10314. All communications that relate to matters that are within the scope of the responsibilities of the Board will be presented to the Board no later than the next regularly scheduled meeting. Communications that relate to matters that are within the responsibility of one of the Board committees will be forwarded to the chairperson of the appropriate committee. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities, such as customer complaints, will be forwarded to the appropriate officer. Solicitations, junk mail and obviously frivolous or inappropriate communications will not be forwarded, but will be made available to any director who wishes to review them.

Directors are expected to prepare themselves for and attend all Board meetings, the Annual Meeting of Stockholders and the meetings of the committees on which they serve, with the understanding that, on occasion, a director may be unable to attend a meeting. All of our directors who served as directors during the 2020 fiscal year attended the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the fiscal years ended 2020 and 2019 of the individuals who served as President, Chief Executive Officer, Chief Financial Officer and Treasurer (Andrew Gordon) and Executive Vice President - Operations and Secretary (David Gordon). We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)

Andrew Gordon, President, Chief Executive Officer,	2020	$357,000	$0	$0	$0	$0	$64,339	$421,339
Chief Financial Officer and Treasurer	2019	$363,865	$0	$844,580	$0	$0	$31,280	$1,239,725

David Gordon, Executive Vice President -	2020	$324,000	$0	$0	$0	$0	$80,917	$404,917
Operations and Secretary	2019	$330,231	$0	$680,020	$0	$0	$71,902	$1,082,043

(1)	The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2)	Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2020.

(3)	Includes the amount of interest accrued on defined contribution deferred compensation balances at a rate in excess of 120% of the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986 (the “Code”) and dividends or dividend equivalents on balances denominated in Coffee Holding common stock in excess of the dividends paid to stockholders generally during the fiscal year.

(4)	The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figures shown for Andrew Gordon include $10,843 and $10,436 in employer contributions to the 401(k) plan for 2020 and 2019, respectively; life insurance premiums of $917 and $1,332 for 2020 and 2019, respectively, business car expenses of $33,138 for 2020 and health insurance premiums of $19,441 and $19,512 for 2020 and 2019, respectively. The figures shown for David Gordon include $11,940 and $6,876 for a business car expenses in 2020 and 2019, respectively; $7,477 and $7,227 in employer contributions to the 401(k) plan for 2020 and 2019, respectively, life insurance premiums of $13,128 and $9,113 for 2020 and 2019, respectively, and health insurance premiums of $48,372 and $48,576 for 2020 and 2019, respectively.

Narrative to Summary Compensation Table

Overview

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

Compensation Components

Our compensation program for Named Executive Officers consists generally of base salary and annual bonuses. These elements are intended to provide an overall compensation package that is commensurate with our financial resources, that is appropriate to assure the retention of experienced management personnel, and that aligns their financial interests with those of our stockholders. We pay our Named Executive Officers commensurate with their experience and responsibilities.

Base Salary. Each of our Named Executive Officers receives a base salary to compensate him for services performed during the year. The base salaries of our Named Executive Officers are established annually by the Board upon recommendation by the Compensation Committee. When determining the base salary for each of our Named Executive Officers, the Compensation Committee considers the performance of the Named Executive Officer, the duties of the Named Executive Officer, the experience of the Named Executive Officer in his position and salary levels of the companies in our peer group. Salary levels are also intended to reflect our financial performance. We have entered into employment agreements with each of the Named Executive Officers that provide for minimum annual base salaries. The Named Executive Officers are eligible for annual increases in their base salaries as a result of company performance, individual performance and any added responsibility since their last salary increase.

Annual Bonus. Our Named Executive Officers are eligible to receive annual cash bonuses. These bonuses are intended to reward the achievement of corporate goals and individual performance objectives. The bonus levels are intended to be competitive with those typically paid by the companies in our peer group and commensurate with the Named Executive Officers’ successful execution of duties and responsibilities.

Equity Compensation. At the 2013 Annual Meeting of Stockholders, our stockholders approved the 2013 Equity Compensation Plan. Through the 2013 Equity Compensation Plan, we provide our employees, including our Named Executive Officers, with equity incentives that help align their interests with those of our stockholders by tying the value delivered to our Named Executive Officers to the value of our shares of common stock. We also believe that stock option grants to our Named Executive Officers provide them with long-term incentives that will aid in retaining executive talent by providing opportunities to be compensated through the Company’s performance and rewarding executives for creating shareholder value over the long-term.

During the year ended October 31, 2019, we granted stock option awards to the Named Executive Officers to purchase an aggregate of 630,000 shares of common stock at an exercise price of $5.43 per share. The stock options have a ten year expiration date and vest ratably over a three year period commencing one year after the grant date.

Implementation for Fiscal Year 2020

For the 2020 fiscal year, Andrew Gordon received a base salary of $357,000 and did not receive an annual bonus. David Gordon received a base salary of $324,000 and did not receive an annual bonus.

As stated elsewhere, on April 18, 2019, Andrew Gordon was granted a stock option to purchase 349,000 shares of common stock, and David Gordon was granted a stock option to purchase 281,000 shares of common stock. The stock options have an exercise price of $5.43 and will vest in equal installments on each of the one year, two year and three year anniversaries of the date of grant

Compensation Decision-Making Policies and Procedures

Decision-Making and Policy-Making. As a Nasdaq listed company, we must observe governance standards that require executive officer compensation decisions to be made by the independent director members of our Board or by a committee of independent directors. Consistent with these requirements, our Board has established a Compensation Committee all of whose members are independent directors.

The Compensation Committee provides advice and makes recommendations to our Board in the areas of employee salaries and benefit programs. The Compensation Committee has established a formal charter. Compensation may consist of three components: (1) base salary; (2) bonuses; and (3) long-term incentives (e.g., deferred compensation and fringe benefits).

The Compensation Committee generally meets at least once each year or acts by written consent. It considers the expectations of the Chief Executive Officer with respect to his own compensation and his recommendations with respect to the compensation of more junior executive officers, as well as empirical data on compensation practices at peer group companies. The Compensation Committee does not delegate its duties to others.

Employment Agreements

We have entered into employment agreements with Andrew Gordon to secure his continued service as President, Chief Executive Officer, Chief Financial Officer and Treasurer and with David Gordon to secure his continued service as Executive Vice President - Operations and Secretary. These employment agreements have rolling five-year terms that began on May 6, 2005. These agreements may be converted to a fixed five-year term by the decision of our Board or the executive. These agreements provide for minimum annual salaries, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The employment agreements also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and thereafter for so long as the executives are subject to liability for such service to the extent permissible by the Nevada Revised Statutes.

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

The employment agreements provide that in the event either executive terminates employment in connection with a change in control under circumstances entitling him to severance benefits, and it is determined that the executive would be subject to a 20% excise tax imposed by Section 4999 of the Code which applies to certain “excess parachute payments” (the “Excise Tax”), we will pay the executive a “Tax Indemnity Payment” such that the net amount received by the executive after payment of such Excise Tax, and any federal, Medicare and state and local income taxes and Excise Tax upon the Tax Indemnity Payment, will be equal to the payments the executive would have retained had there been no Excise Tax. The effect of this provision is that we, and not the executives, bear the financial cost of the Excise Tax. In accordance with Section 280G of the Code, we cannot claim a federal income tax deduction for payments subject to the Excise Tax, including the Tax Indemnity Payment.

Potential Payments Upon a Change of Control

Under the 2013 Equity Compensation Plan, in the event of a change in control (as defined in the 2013 Equity Compensation Plan), the Compensation Committee may, at the time of the grant of an award provide for, among other things, the (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate. To date, there have been 630,000 options granted under the 2013 Equity Compensation Plan to the Named Executive Officers.

Other than the severance benefits described under “Employment Agreements” and the potential payments described under “Potential Payments Upon a Change of Control” above, we do not maintain contracts, agreements, plans or arrangements that provide for payments to the Named Executive Officers at, following, or in connection with any termination of employment.

Deferred Compensation Plan for Executive Officers

In January 2005, we established the Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan for Named Executive Officers. Currently, Andrew Gordon is the only participant in the plan. Each Named Executive Officer who participates in the plan may defer receipt of all or a portion of his annual cash compensation received from Coffee Holding. The deferred amounts are allocated to a deferral account and credited with interest according to the investment classifications made available by the Board. The plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events. The amounts deferred, and related investment earnings, are held in a corporate account for the benefit of participating Named Executive Officers until such amounts are distributed pursuant to the terms of the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of our Named Executive Officers as of October 31, 2020.

	Number of Securities Underlying Unexercised Options				Option exercise	Option expiration
Name	Exercisable		Unexercisable		price ($)	date
Andrew Gordon	116,333	(1)	232,667	(1)	$5.43	4/18/2029
David Gordon	93,666	(1)	187,334	(1)	$5.43	4/18/2029

(1)	Vests in three equal annual installments commencing April 18, 2020.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under our existing equity compensation plans as of October 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	(Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,000,000	$5.43	0
Equity compensation plans not approved by stockholders	—	$—	—

Total	1,000,000	$5.43	0

(1)	Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to its 2013 Equity Compensation Plan.

DIRECTOR COMPENSATION

Non-employee directors receive $800 per Board meeting and committee meeting attended in person and $400 per each Board meeting and committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at Board and committee meetings.

Total directors’ meeting and committee fees for the fiscal year ended October 31, 2020 were $7,200. We do not compensate our employee directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Amended and Restated Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2020 fiscal year.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Options (2)(3)	All Other Compensation ($)	Total ($)
Gerard DeCapua	$2,400	$0	$0	$2,400
Daniel Dwyer	$0	$0	$0	$0
Barry Knepper	$2,400	$0	$0	$2,400
John Rotelli	$0	$0	$0	$0
George F. Thomas	$2,400	$0	$0	$2,400

(1) Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2) Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2019, to which reference is hereby made.

(3) The total number of shares of common stock covered by stock options held by each non-employee director at October 31, 2020 were as follows:

No. of Shares
Gerard DeCapua	14,000
Daniel Dwyer	14,000
Barry Knepper	14,000
John Rotelli	14,000
George F. Thomas	3,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of shares of Coffee Holding’s common stock, par value $0.001 per share, beneficially owned by (i) each person known to be the owner of 5% or more of our common stock, (ii) each director and nominee, (iii) the Named Executive Officers identified in the Summary Compensation Table included elsewhere in this proxy statement and (iv) all directors and executive officers of Coffee Holding as a group, as of February 25, 2021. The percent of common stock outstanding was based on a total of 5,708,599 shares of Coffee Holding’s common stock outstanding as of February 25, 2021. Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name. The address for each person shown in the table is c/o Coffee Holding Co., Inc., 3475 Victory Boulevard, Staten Island, New York 10314.

Name	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding (%) (1)
Directors and Executive Officers
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	515,416 (2)	8.7%
David Gordon	Executive Vice President - Operations, Secretary and Director	549,514 (3)	9.3%
Gerard DeCapua	Director	14,100 (4)	*
Daniel Dwyer	Director	19,900 (5)	*
Barry Knepper	Director	36,010 (6)	*
John Rotelli	Director	20,048 (7)	*
George F. Thomas	Director	5,600 (8)	*
All directors and executive officers as a group (7 persons)		940,387	15.4%
5% or More Holders
Ancora Advisors LLC		349,034 (9)	6.1%
Renaissance Technologies LLC		479,139 (10)	8.4%
The Vanguard Group		290,906 (11)	5.1%
All 5% or More Holders		1,119,079	19.6%

* Less than 1.0%

(1)	Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Shares of common stock subject to stock options that are exercisable currently or within 60 days of February 25, 2021, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person

(2)	Includes 9,000 shares owned by Mr. A. Gordon directly, a stock option to purchase 349,000 shares held directly by Mr. A Gordon, of which 232,666 shares are exercisable within sixty days of February 28, 2021, and 273,750 shares owned indirectly by Mr. A. Gordon through A. Gordon Family Ventures LLC.

(3)	Includes 362,181 shares owned by Mr. D. Gordon directly, a stock option to purchase 281,000 shares owned directly by Mr. D. Gordon, of which 187,333 shares are exercisable within sixty days of February 28, 2021.

(4)	Includes 100 shares and an option to purchase 14,000 shares owned directly by Mr. DeCapua.

(5)	Includes 5,900 shares and an option to purchase 14,000 shares owned directly by Mr. Dwyer.

(6)	Includes 22,010 shares and an option to purchase 14,000 shares owned directly by Mr. Knepper.

(7)	Includes 1,850 shares and an option to purchase 14,000 shares owned directly by Mr. Rotelli.

(8)	Includes 2,000 shares owned by Mr. Thomas directly, an option to purchase 3,000 shares owned by Mr. Thomas directly, and 600 shares owned by Mr. Thomas’ wife.

(9)	Includes shares beneficially owned by Ancora Advisors, LLC. The principal business address of Ancora Advisors, LLC is 6060 Parkland Blvd., Suite 200, Cleveland, Ohio 44124. All information regarding Ancora Advisors LLC is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 8, 2021.

(10)	Includes shares beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RTHC’s majority ownership of Renaissance Technologies LLC (“RTC”). The principal business address of both RTHC and RTC is 800 Third Avenue, New York, New York 10022. All information regarding RTHC is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 11, 2021.

(11)	The principal business address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. All information regarding the Vanguard Group is based on information disclosed in a statement on Schedule 13G filed with he SEC on February 10, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has engaged its 40% partner in Generations Coffee Company, LLC, or GCC, with which the Company has a joint venture, as an outside contractor. Coffee Holding is the 60% equity owner of the joint venture and Caruso’s Coffee Company (“Caruso’s”) owns the other 40% equity interest. Payments to Caruso’s during the years ended October 31, 2020, October 31, 2019 and October 31, 2018 amounted to $380,838, $401,227, and $447,140, respectively, for the processing of finished goods.

Mr. Dwyer, a member of our Board of Directors, is a senior coffee trader for Rothfos Corporation, a coffee trading company, or Rothfos. Mr. Dwyer is responsible for our account with Rothfos. We paid Rothfos approximately $5.3 million, $8.3 million, and $9.1 million for green coffee purchases in fiscal 2020, 2019, and 2018, respectively. Rothfos accounted for approximately $0, $840,000, and $215,000 of the Company’s accounts payable in fiscal 2020, 2019 and 2018, respectively. All purchases are made on arms’ length terms.

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between us and our officers, directors and principal stockholders and their affiliates are subject to approval by an independent committee of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal years 2020 and 2019

The following table summarizes the fees for professional services rendered by Marcum, our independent registered public accounting firm, for each of the last two fiscal years:

	Fiscal Year
	2020	2019
Audit Fees (1)	$143,787	$138,250
Audit-Related Fees	$0	$—
Tax Fees	$0	$—
All Other Fees	$0	$—
Total	$143,787	$138,250

(1)	Audit fees consisted of work performed in connection with the audit of the consolidated financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as quarterly reviews and review of our Annual Reports on Form 10-K.

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

None.

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

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	February 26, 2021
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	February 26, 2021
David Gordon

/s/ Gerard DeCapua	Director	February 26, 2021
Gerard DeCapua

/s/ Daniel Dwyer	Director	February 26, 2021
Daniel Dwyer

/s/ Barry Knepper	Director	February 26, 2021
Barry Knepper

/s/ John Rotelli	Director	February 26, 2021
John Rotelli

/s/ George Thomas	Director	February 26, 2021
George Thomas

