Form 10-Q
period 2021-01-31
COFFEE HOLDING CO INC
filed 2021-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at March 17, 2021.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2021 AND OCTOBER 31, 2020

	January 31, 2021	October 31, 2020
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,728,781	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	7,808,453	7,408,905
Inventories	15,699,299	17,102,993
Prepaid expenses and other current assets	509,654	490,246
Prepaid and refundable income taxes	60,191	145,305
TOTAL CURRENT ASSETS	26,806,378	28,022,569

Machinery and equipment, at cost, net of accumulated depreciation of $7,763,417 and $7,610,864 for 2021 and 2020, respectively	2,110,917	2,197,319
Customer list and relationships, net of accumulated amortization of $205,067 and $194,379 for 2021 and 2020, respectively	479,933	490,621
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $54,450 and $49,500 for 2021 and 2020, respectively	44,550	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	558,807	561,405
Deferred income tax asset	664,276	782,175
Right of Use Asset	2,001,641	2,114,228
Deposits and other assets	275,097	285,548
TOTAL ASSETS	$36,918,384	$38,480,150

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,745,026	$3,036,097
Lease liability – current portion	360,119	484,163
Note payable – current portion	3,829	5,075
Due to broker	37,250	452,325
Income taxes payable	120,782	5,371
TOTAL CURRENT LIABILITIES	4,267,006	3,983,031

Deferred income tax liabilities	945,332	882,582
Line of credit	952,732	3,796,822
Lease liability	1,780,306	1,780,306
Note payable – long term	17,292	17,292
Deferred compensation payable	266,097	276,548
TOTAL LIABILITIES	8,228,765	10,736,581
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,119,492	17,929,724
Retained earnings	13,893,180	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	27,385,746	26,518,666
Noncontrolling interest	1,303,873	1,224,903
TOTAL EQUITY	28,689,619	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,918,384	$38,480,150

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	2021	2020
NET SALES	$18,133,837	$19,285,501

COST OF SALES (which includes purchases of approximately $0.7 million and $1.3 million in fiscal years 2021 and 2020, respectively, from a related party)	13,654,169	16,170,747

GROSS PROFIT	4,479,668	3,114,754

OPERATING EXPENSES:
Selling and administrative	3,160,060	3,504,803
Officers’ salaries	153,226	170,250
TOTAL	3,313,286	3,675,053

INCOME (LOSS) FROM OPERATIONS	1,166,382	(560,299)

OTHER INCOME (EXPENSE):
Interest income	410	744
Loss from equity method investments	(2,598)	(1,311)
Interest expense	(26,669)	(55,734)
TOTAL	(28,857)	(56,301)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,137,525	(616,600)

Provision (benefit) for income taxes	381,243	(65,416)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	756,282	(551,184)
Less: Net income attributable to the non-controlling interest in subsidiary	(78,970)	(48,664)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$677,312	$(599,848)

Basic and diluted earnings (loss) earnings per share	$.12	$(.11)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					248,031			248,031

Net loss						(599,848)		(599,848)

Non-Controlling Interest							48,664	48,664

Balance, January 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					189,768			189,768

Net income						677,312		677,312

Non-Controlling Interest							78,970	78,970

Balance, January 3l, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,119,492	$13,893,180	$1,303,873	$28,689,619

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	2021	2020
OPERATING ACTIVITIES:

Net income (loss)	$756,282	$(551,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168,191	187,793
Stock-based compensation	189,768	248,031
Unrealized (gain) loss on commodities	(415,075)	985,837
Loss on equity method investments	2,598	1,311
Amortization of right to use asset	112,587	106,961
Change in lease liability	(124,044)	(117,468)
Deferred income taxes	180,649	(213,102)
Changes in operating assets and liabilities:
Accounts receivable	(399,548)	811,251
Inventories	1,403,694	785,372
Prepaid expenses and other current assets	(19,408)	(26,258)
Prepaid and refundable income taxes	85,114	138,033
Accounts payable and accrued expenses	708,929	(636,344)
Income taxes payable	115,411	217
Net cash provided by operating activities	2,765,148	1,720,450

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(66,151)	(71,974)
Net cash used in investing activities	(66,151)	(71,974)

FINANCING ACTIVITIES:
Advances under bank line of credit	910	600,100
Principal payments on note payable	(1,246)
Principal payments under bank line of credit	(2,845,000)	(1,900,000)
Net cash used in financing activities	(2,845,336)	(1,299,900)

NET (DECREASE) INCREASE IN CASH	(146,339)	348,576

CASH, BEGINNING OF PERIOD	2,875,120	2,402,556

CASH, END OF PERIOD	$2,728,781	$2,751,132

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$31,409	$61,906
Income taxes paid	$69	$9,436

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$-	$2,512,022
Initial recognition of operating lease liabilities	$-	$2,705,484

Machinery and equipment acquired through financing	$-	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The following (a) condensed consolidated balance sheet as of January 31, 2021, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on February 16, 2021 for the fiscal year ended October 31, 2020 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of January 31, 2021, and results of operations for the three ended January 31, 2021 and the cash flows for the three months ended January 31, 2021 as applicable, have been made.

The results of operations for the three months ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Significant Accounting Policy

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 9 for revenue disaggregated by product line.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

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

The fair value of options has been estimated on the grant date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the current year quarter, the fair value of stock-based payment awards issued was estimated using a volatility derived from comparable companies share price. The assumptions used in calculating the fair value of share-based payment awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgement. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

The Black Scholes assumptions are as follows:

Expected Life	10 years
Risk free interest rate	2.42% ˗ 2.57%
Expected volatility	43.0% ˗ 64.2%
Expected dividend yield	0%
Forfeiture rate	0%

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	January 31, 2021	October 31, 2020
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	$144,000	$144,000

NOTE 4 - INVENTORIES:

Inventories at January 31, 2021 and October 31, 2020 consisted of the following:

	January 31, 2021	October 31, 2020
Packed coffee	$3,407,110	$3,590,709
Green coffee	10,099,679	11,390,668
Roasters and parts	413,419	381,617
Packaging supplies	1,779,091	1,739,999
Totals	$15,699,299	$17,102,993

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

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

The Company has open position contracts held by the broker, which are summarized as follows:

	January 31, 2021	October 31, 2020
Option Contracts	$(4,444)	$(164,475)
Future Contracts	(32,806)	(287,850)
Total Commodities	$(37,250)	$(452,325)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

At January 31, 2021, the Company held 16 futures contracts (generally with terms of three to four months) for the purchase of 600,000 pounds of green coffee at a weighted average price of $1.235. The fair market value of coffee applicable to such contracts was $1.23 per pound at that date. The Company also held 10 options covering an aggregate of 375,000 pounds of green coffee beans. The fair market value of these options, which was obtained from observable market data of similar instruments was $16,650.

At October 31, 2020, the Company held 48 futures contracts (generally with terms of three to four months) for the purchase of 1,800,000 pounds of green coffee at a weighted average price of $1.158 per pound. The fair market value of coffee applicable to such contracts was $1.044 per pound at that date.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2021	2020
Gross realized gains	$261,987	$356,559
Gross realized losses	(76)	(126,811)
Unrealized gain (loss)	415,075	(985,837)
Total	$676,986	$(756,089)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 6 - LINE OF CREDIT:

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

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement, among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of January 31, 2021 and October 31, 2020.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

As of January 31, 2021 and October 31, 2020, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2021 and October 31, 2020, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 and 5,569,349 for the three months ended January 31, 2021 and 2020, respectively. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by us and by Pan American Coffee Co., LLC (“Pan American”), which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. As of the filing of this Form 10-Q, the Company has not been served with the complaint. Therefore, the Company is unable to predict the ultimate outcome of this lawsuit.

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company is not named as a defendant in the action, but has agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and intends to vigorously support the customer in defending the action. As of the filing of this Form 10-Q, the Company is unable to predict the ultimate outcome of this lawsuit.

The following summarizes the Company’s operating leases:

January 31, 2021

Right-of-use operating lease assets	$2,004,641
Current lease liability	$360,119
Non-current lease liability	$1,780,306

January 31, 2021

Average remaining lease term	3.1
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2021	$456,558
2022	535,920
2023	531,807
2024	316,477
2025	168,288
Thereafter	434,744
Total lease payments	$2,443,794
Less: imputed interest	(303,369)
Present value of operating lease liabilities	$2,140,425

The aggregate cash payments under these leasing agreements was $150,153 for the three months ended January 31, 2021.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 10 - ECONOMIC DEPENDENCY:

Approximately 26% of the Company’s sales were derived from six customers during the three months ended January 31, 2021. These customers also accounted for approximately $2,404,000 of the Company’s accounts receivable balance at January 31, 2021. Approximately 24% of the Company’s sales were derived from six customers during the three months ended January 31, 2020. These customers also accounted for approximately $2,651,000 of the Company’s accounts receivable balance at January 31, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2021, approximately 29% of the Company’s purchases were from five vendors (of which one vendor was at 10%). These vendors accounted for approximately $748,000 of the Company’s accounts payable at January 31, 2021. For the three months ended January 31, 2020, approximately 28% of the Company’s purchases were from six vendors. These vendors accounted for approximately $633,000 of the Company’s accounts payable at January 31, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line in the three months ended January 31, 2021 and 2020

	January 31, 2020	January 31, 2020
Green	$6,603,875	$6,785,576
Packaged	$11,529,962	$12,499,925
Totals	$18,133,837	$19,285,501

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2021 and 2020 of $74,693 and $102,771, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $734,000 and $1,333,000 for the three months ended January 31, 2021 and 2020 respectively. The corresponding accounts payable balance to this vendor was approximately $199,000 and $285,000 at January 31, 2021 and 2020, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at January 31, 2021 and October 31, 2020 were $266,097 and $276,548, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2021 and the year ended October 31, 2020.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2021, the Board of Directors approved 1,000,000 options.

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

The following table represents stock option activity for the three months ended January 31, 2021:

	Stock Options		Exercise Price		Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	(Years)	Value
Balance October 31, 2020	1,000,000	-	$5.43	-	10	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance January 31, 2021	1,000,000	-	$5.43	-	10	-

The Company recorded $189,768 and $868,477 of stock-based compensation in the three months ended January 31, 2021 and the year ended October 31, 2020, respectively.

The outstanding stock compensation expense as of January 31, 2021 was approximately $975,126.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to acquire and invest in measures that are expected to increase net sales. In addition to our acquisitions, in October 2020, we entered into an agreement to become a 49% owner in The Jordre Well, a CBD beverage company (“The Jordre Well”). Under the terms of the agreement with The Jordre Well, The Jordre Well will assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. We believe these efforts will allow us to expand our business.

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

The COVID-19 pandemic has had a material adverse impact on our condensed consolidated financial statements for the three months ended January 31, 2021, and it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to negatively impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

●	The Company has adopted the new revenue recognition standard ASC 606 on November 1, 2018 using the modified retrospective method. The majority of the Company’s business is ship and bill. The Company recognizes revenue in accordance with the five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

●	Effective November 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”). The new guidance increases transparency by requiring the recognition of right to use assets and lease liabilities on the statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirement, which did not require lease assets and lease liabilities to be recognized for most operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease, have not significantly changed from previous US GAAP requirements. On November 1, 2019, the effective date of ASC 842, existing leases of ours were required to be recognized and measured. Additionally any leases entered into during the year were also required to recognized and measured. In applying ASC 842, we made an accounting policy election not to recognize the right of use assets and lease liabilities relating to short-term leases. Implementation of ASC 842 included an analysis of contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of the right to use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates to apply in determining the lease liabilities. The new standard provides a number of transition practical expedients, which we have elected, including: A “package of three” expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases.

●	Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, every additional one percent of our net accounts receivable that becomes uncollectible, would decrease our operating income by approximately $78,000 for the three months ended January 31, 2021. The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by us from our customers.

●	Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. Based on our assumptions about future demand and market conditions, inventories are subject to be written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. Each additional one percent of potential inventory write-down would have decreased operating income by approximately $157,000 for the three months ended January 31, 2021.

●	The commodities held at broker represent the market value of our trading account, which consists of option and futures contracts for coffee held with a brokerage firm. We use options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. We classify options and futures contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings. We record realized and unrealized gains and losses in our cost of sales in the statement of operations/income.

●	We account for income taxes in accordance with the relevant authoritative guidance. Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At January 31, 2021 our balance sheet reflected goodwill and intangible assets as set forth below:

January 31, 2021
Customer list and relationships, net	$479,933
Non-compete, net	44,550
Trademarks and tradenames	1,488,000
Goodwill	2,488,785
$4,501,268

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

Because we are a single reporting unit, the closing Nasdaq Capital Market price of our common stock as of the acquisition date was used as the basis to measure the fair value of goodwill. Goodwill and the intangible assets will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

Net Sales. Net sales totaled $18,133,837 for the three months ended January 31, 2021, a decrease of $1,151,664, or 6%, from $19,285,501 for the three months ended January 31, 2020. The decrease in net sales was due to the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industries to either remain closed or suspend their business operations during the period resulting in lost revenues from that segment of our customer base.

Cost of Sales. Cost of sales for the three months ended January 31, 2021 was $13,654,169, or 75.3% of net sales, as compared to $16,170,747, or 83.8% of net sales, for the three months January 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by our favorable green coffee position and hedging.

Gross Profit. Gross profit for the three months ended January 31, 2021 amounted to $4,479,668 or 24.7% of net sales, as compared to $3,114,754 or 16.2% of net sales, for the three months ended January 31, 2020. The increase in gross profits was attributable to increased margins on our roasted and branded products partially due to the movement of lower cost green coffee inventory built up in previous quarters.

Operating Expenses. Total operating expenses decreased by $361,767 to $3,313,286 for the three months ended January 31, 2021 from $3,675,053 for the three months ended January 31, 2020. Selling and administrative expenses decreased by $344,743 and officers’ salaries decreased by $17,024. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the increase in our freight costs as we increased and expanded our product distribution.

Other Income (Expense). Other expense for the three months ended January 31, 2021 was $28,857, a decrease of $27,444 from $56,301 for the three months ended January 31, 2020. The decrease in other expense was attributable to a decrease in interest expense of $29,065, an increase in our loss from our equity investments of $1,287 and a decrease in our interest income of $334, during the three months ended January 31, 2021.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2021 totaled $381,243 compared to a benefit of $65,416 for the three months ended January 31, 2020. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2021 versus the income in the quarter ended January 31, 2020.

Net Income. We had net income of $677,312 or $0.12 per share basic and diluted, for the three months ended January 31, 2021 compared to a net loss of $599,848, or $0.11 per share basic and diluted for the three months ended January 31, 2020. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2021, we had working capital of $22,539,372, which represented a $1,500,166 decrease from our working capital of $24,039,538 as of October 31, 2020, and total stockholders’ equity of $27,385,746 which increased by $867,080 from our total stockholders’ equity of $26,518,666 as of October 31, 2020. Our working capital decreased primarily due to decreases of $146,339 in cash, $1,403,694 in inventories, $85,114 in prepaid and refundable income taxes, increases of $708,929 in accounts payable and accrued expenses, increases of $115,411 in income taxes payable, partially offset by increase of $399,548 in accounts receivable, $19,408 in prepaid expenses, reductions of $124,044 in lease liabilities – current portion, $1,246 in note payable – current portion, $415,075 in due to broker. As of January 31, 2021, the outstanding balance on our line of credit was $952,732 compared to $3,796,822 as of October 31, 2020.

On April 25, 2017, we and OPTCO (collectively, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of January 31, 2021 and October 31, 2020.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

For the three months ended January 31, 2021, our operating activities provided net cash of $2,765,148 as compared to the three months ended January 31, 2020 when operating activities provided net cash of $1,720,450. The increased cash flow from operations for the three months ended January 31, 2021 was primarily due to our inventory usage during the quarter and our net income.

For the three months ended January 31, 2021, our investing activities used net cash of $66,151 as compared to the three months ended January 31, 2020 when net cash used by investing activities was $71,974. The decrease in our uses of cash in investing activities was due to our reduced purchases of machinery and equipment during the three months ended January 31, 2021.

For the three months ended January 31, 2021, our financing activities used net cash of $2,845,336 compared to net cash used by financing activities of $1,299,900 for the three months ended January 31, 2020. The change in cash flow from financing activities for the three months ended January 31, 2021 was due to our increased principal payments on our credit line.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through March 16, 2022 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We specifically identified a combination of control deficiencies relating to the accuracy and completeness of our accounting for stock-based compensation awards and inventories at one of our subsidiaries, which constitute material weaknesses in internal control over financial reporting. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended January 31, 2021.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, management has identified material weaknesses as of that date. The identified material weaknesses related to the accounting for stock-based compensation awards and inventories at one of our subsidiaries. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weakness, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended October 31, 2020, which are incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the Securities and Exchange Commission on February 16, 2021. There have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2020.

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

Coffee Holding Co., Inc.

Date: March 17, 2021	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-28-