Form 10-Q
period 2021-04-30
COFFEE HOLDING CO INC
filed 2021-06-14
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at June 17, 2021.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2021	October 31, 2020
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$3,528,137	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	6,699,429	7,408,905
Inventories	15,166,997	17,102,993
Prepaid expenses and other current assets	663,423	490,246
Due from broker	107,083	-
Prepaid and refundable income taxes	53,621	145,305
TOTAL CURRENT ASSETS	26,218,690	28,022,569

Machinery and equipment, at cost, net of accumulated depreciation of $7,916,941 and $7,610,864 for 2021 and 2020, respectively	2,488,686	2,197,319
Customer list and relationships, net of accumulated amortization of $215,755 and $194,379 for 2021 and 2020, respectively	469,245	490,621
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $59,400 and $49,500 for 2021 and 2020, respectively	39,600	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	557,489	561,405
Deferred income tax asset	714,076	782,175
Right of Use Asset	1,954,072	2,114,228
Deposits and other assets	416,476	285,548
TOTAL ASSETS	$36,835,119	$38,480,150

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,006,972	$3,036,097
Lease liability – current portion	500,804	484,163
Note payable – current portion	2,568	5,075
Due to broker	-	452,325
Income taxes payable	260,982	5,371
TOTAL CURRENT LIABILITIES	4,771,326	3,983,031

Deferred income tax liabilities	969,032	882,582
Line of credit	2,500	3,796,822
Lease liability	1,580,684	1,780,306
Note payable – long term	17,292	17,292
Deferred compensation payable	307,476	276,548
TOTAL LIABILITIES	7,648,310	10,736,581
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,309,261	17,929,724
Retained earnings	14,250,224	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	27,932,559	26,518,666
Non-controlling interest	1,254,250	1,224,903
TOTAL EQUITY	29,186,809	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,835,119	$38,480,150

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
NET SALES	$32,602,395	$39,381,377	$14,468,558	$20,095,876

COST OF SALES	24,353,356	31,760,285	10,699,090	15,589,450

GROSS PROFIT	8,249,039	7,621,092	3,769,468	4,506,426

OPERATING EXPENSES:
Selling and administrative	6,321,651	6,960,438	3,161,686	3,455,723
Officers’ salaries	306,863	327,404	153,638	157,154
TOTAL	6,628,514	7,287,842	3,315,324	3,612,877

INCOME FROM OPERATIONS	1,620,525	333,250	454,144	893,549

OTHER INCOME (EXPENSE)
Interest income	929	2,696	519	1,952
Loss from equity method investment	(3,915)	(2,991)	(1,317)	(1,680)
Interest expense	(43,507)	(105,459)	(16,839)	(49,725)
TOTAL	(46,493)	(105,754)	(17,637)	(49,453)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,574,032	227,496	436,507	844,096

Provision for income taxes	510,329	89,351	129,086	154,767

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,063,703	138,145	307,421	689,329
Less: Net (income) loss attributable to the non-controlling interest	(29,348)	(239,475)	49,623	(190,811)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,034,355	$(101,330)	$357,044	$498,518

Basic and diluted earnings (loss) per share	$.18	$(.02)	$.06	$.09

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349	5,708,599	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Net loss						(599,848)		(599,848)

Stock Compensation					248,031			248,031

Non-Controlling Interest							48,664	48,664

Balance, January 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

Stock Compensation					240,909			240,909

Non-Controlling Interest							190,811	190,811

Net income						498,518		498,518

Balance, April 30, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,069,914	$13,208,839	$1,706,121	$27,357,808

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					189,768			189,768

Net income						677,312		677,312

Non-Controlling Interest							78,970	78,970

Balance, January 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,119,492	$13,893,180	$1,303,873	$28,689,619

Stock Compensation					189,769			189,769

Net income						357,044		357,044

Non-Controlling Interest							(49,623)	(49,623)

Balance, April 30, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,309,261	$14,250,224	$1,254,250	$29,186,809

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	2021	2020
OPERATING ACTIVITIES:

Net income	$1,063,703	$138,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337,353	378,934
Stock-based compensation	379,537	488,940
Unrealized (gain) loss on commodities	(559,408)	318,936
Loss on equity method investments	3,915	2,991
Amortization of right of use asset	226,155	215,335
Deferred income taxes	154,550	(91,802)
Changes in operating assets and liabilities:
Accounts receivable	709,476	171,461
Inventories	1,935,996	474,443
Prepaid expenses and other current assets	(173,177)	71,148
Prepaid and refundable income taxes	91,684	163,258
Accounts payable and accrued expenses	970,875	343,330
Deposits and other assets	(100,000)	-
Change in lease liability	(248,980)	(236,607)
Income taxes payable	255,611	217
Net cash provided by operating activities	5,047,290	2,438,729

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(597,444)	(132,967)
Net cash used in investing activities	(597,444)	(132,967)

FINANCING ACTIVITIES:
Advances under bank line of credit	15,563	641,132
Principal payments on note payable	(2,507)	(1,994)
Principal payments under bank line of credit	(3,809,885)	(2,700,000)
Net cash used in financing activities	(3,796,829)	(2,060,862)

NET INCREASE IN CASH	653,017	244,900

CASH, BEGINNING OF PERIOD	2,875,120	2,402,556

CASH, END OF PERIOD	$3,528,137	$2,647,456

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$54,943	$113,647
Income taxes paid	$8,485	$17,678

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$65,999	$2,512,022
Initial recognition of operating lease liabilities	$65,999	$2,705,484

Machinery and equipment acquired through financing	$-	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name of coffee to compete with national brands; and

Branded Coffee: coffee roasted and blended to the Company’s own specifications and packaged and sold under the Company’s eight proprietary and licensed brand names in different segments of the market.

The Company’s wholesale green coffee sales are included in the “green” revenue stream, and the Company’s private label and branded coffee sales are included in the “packaged revenue stream” and are primarily to customers that are located throughout the United States with limited sales in Canada and certain countries in Asia. Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers. The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia, Canada, England and China.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The following (a) condensed consolidated balance sheet as of April 30, 2021, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report on Form 10-K filed with the SEC on February 16, 2021 for the fiscal year ended October 31, 2020 (“Form 10-K”).

In the opinion of management, all adjustments (which include normal and recurring nature adjustments) necessary to present a fair statement of the Company’s financial position as of April 30, 2021 and 2020, and results of operations for the three and six months ended April 30, 2021 and 2020 and the cash flows for the six months ended April 30, 2021 and 2020 as applicable, have been made.

The results of operations for the three and six months ended April 30, 2021 and 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc. (“CFI”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All inter-company transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the three and six months ended April 30, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”) Topic 606 (“ASC 606”) in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by stream for the six and three months ended April 30, 2021 and 2020.

	Six Months Ended April 30, 2021	Three Months Ended April 30, 2021	Six Months Ended April 30, 2020	Three Months Ended April 30, 2020
Green	$12,050,777	$5,446,902	$12,688,131	$5,902,555
Packaged	$20,551,618	$9,021,656	$26,693,246	$14,193,321
Totals	$32,602,395	$14,468,558	$39,381,377	$20,095,876

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 3 - INVENTORIES:

Inventories at April 30, 2021 and October 31, 2020 consisted of the following:

	April 30, 2021	October 31, 2020
Packed coffee	$3,357,198	$3,590,709
Green coffee	9,493,183	11,390,668
Roasters and parts	431,153	381,617
Packaging supplies	1,885,463	1,739,999
Totals	$15,166,997	$17,102,993

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 4 - COMMODITIES HELD BY BROKER:

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

The Company has open position contracts held by the broker, which are summarized as follows:

	April 30, 2021	October 31, 2020
Option Contracts	$53,158	$(164,475)
Future Contracts	53,925	(287,850)
Total Commodities	$107,083	$(452,325)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in the statement of operations as a component of cost of sales and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2021	2020
Gross realized gains	$241,125	$485,344
Gross realized losses	-	(668,114)
Unrealized gain	144,333	666,901
Total	$385,458	$484,131

	Six Months Ended April 30,
	2021	2020
Gross realized gains	$503,112	$841,903
Gross realized losses	(76)	(794,925)
Unrealized gain (loss)	559,408	(318,936)
Total	$1,062,444	$(271,958)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 5 - LINE OF CREDIT:

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of April 30, 2021 and October 31, 2020. The outstanding balance on the Company’s lines of credit were $2,500 and $3,796,822 as of April 30, 2021 and October 31, 2020, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 6 - INCOME TAXES:

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

As of April 30, 2021 and October 31, 2020, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2021 and October 31, 2020, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

NOTE 7 - EARNINGS PER SHARE:

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 and 5,569,349 for the three and six months ended April 30, 2021 and 2020, respectively. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINTS

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by the Company and another coffee roasting company, which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. The Company has filed a motion to dismiss, and the plaintiff has sought leave to file an amended complaint. At this time, the Company is unable to predict the ultimate outcome of this lawsuit.

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

A number of lawsuits similar to those above have been filed in recent years against coffee sellers in the industry in which the Company competes. Many of these lawsuits have yet to be finally adjudicated. The Company believes the lawsuits filed against it are without merit.

LEASES

The following summarizes the Company’s operating leases:

April 30, 2021

Right-of-use operating lease assets	$1,954,072

Current lease liability	$500,804
Non-current lease liability	$1,580,684
Total lease liability	2,081,488

The amortization of the right-of-use asset for the six and three months ended April 30, 2021 was $226,155 and $112,587, respectively.

April 30, 2021

Average remaining lease term	3.2
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2021 (remaining six months)	$303,370
2022	570,854
2023	546,542
2024	316,477
2025	168,288
Thereafter	434,744
Total lease payments	$2,340,275
Less: imputed interest	(258,787)
Present value of operating lease liabilities	$2,081,488

The aggregate cash payments under these leasing agreements was $300,306 for the six months ended April 30, 2021.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 9 - ECONOMIC DEPENDENCY:

Approximately 23% and 24% of the Company’s sales were derived from six customers during the three and six months ended April 30, 2021, respectively. These customers also accounted for approximately $2,094,000 of the Company’s accounts receivable balance at April 30, 2021. Approximately 24% of the Company’s sales were derived from six customers during the three and six months ended April 30, 2020. These customers also accounted for approximately $3,557,000 of the Company’s accounts receivable balance at April 30, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Approximately 27% and 28% of the Company’s purchases were from six vendors for the three and six months ended April 30, 2021, respectively. These vendors accounted for approximately $386,000 of the Company’s accounts payable at April 30, 2021. Approximately 26% and 27% of the Company’s purchases were from six vendors for the three and six months ended April 30, 2020, respectively. These vendors accounted for approximately $971,000 of the Company’s accounts payable at April 30, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and six months ended April 30, 2021 of $88,032 and $162,725, respectively and $94,429 and $197,200, respectively for the three and six months ended April 30, 2020, for the processing of finished goods. These amounts are reflected in cost of sales in the statement of operations.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $0 and $734,000 for the three and six months ended April 30, 2021 and 2020, respectively and $1,672,000 and $3,005,000 for the three and six months ended April 30, 2020, respectively. These amounts are reflected in cost of sales in the statement of operations. The corresponding accounts payable balance to this vendor was $0 at April 30, 2021 and October 31, 2020.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at April 30, 2021 and October 31, 2020 were $307,476 and $276,548, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2021 and the year ended October 31, 2020.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2021, the Board of Directors approved 1,000,000 options.

The Company recorded $189,769 and $379,537 of stock-based compensation for the three and six months ended April 30, 2021 and $240,909 and $488,940 for the three and six months ended April 30, 2020, respectively.

The remaining unamortized stock compensation expense as of April 30, 2021 was approximately $785,357, which will be expensed over a weighted average period of one year.

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

The COVID-19 pandemic has had a material adverse impact on our condensed consolidated financial statements for the three and six months ended April 30, 2021, and it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to negatively impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and six months ended April 30, 2021. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on February 16, 2021 for the fiscal year ended October 31, 2020.

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

Net Sales. Net sales totaled $14,468,558 for the three months ended April 30, 2021, a decrease of $5,627,318, or 28%, from $20,095,876 for the three months ended April 30, 2020. The decrease in net sales was due to multiple factors, including a decline of $5.2 million in sales of packed coffee. During April 2021 we experienced a 50% decline, as compared to April 2020, in production at our largest operating facility in Colorado. This reduction was due to supermarkets no longer building their inventories as they did in April 2020 during COVID-19 shutdowns. Further, we experienced a loss of approximately $750,000 in revenue as we dropped Aldi, Inc. (“Aldi”) as a customer due to unacceptably low net margins. The above losses were slightly offset by gains in sales to new private label accounts as well as an increase in sales of our flagship Café Caribe brand.

Cost of Sales. Cost of sales for the three months ended April 30, 2021 was $10,699,090, or 74% of net sales, as compared to $15,589,450, or 77.6% of net sales, for the three months April 30, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the three months ended April 30, 2021 amounted to $3,769,468 or 26% of net sales, as compared to $4,506,426 or 22.4% of net sales, for the three months ended April 30, 2020. The increase in gross profit percentage was attributable to increased margins on our roasted and branded products partially due to the movement of lower cost green coffee inventory built up in previous quarters, partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Operating Expenses. Total operating expenses decreased by $297,553 to $3,315,324 for the three months ended April 30, 2021 from $3,612,877 for the three months ended April 30, 2020. Selling and administrative expenses decreased by $294,037 and officers’ salaries decreased by $3,516. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the increase in our freight costs as the cost of truckload deliveries to our largest wholesale customers was up approximately 20% year over year.

Other Income (Expense). Other expense for the three months ended April 30, 2021 was $17,637, a decrease of $31,816 from $49,453 for the three months ended April 31, 2020. The decrease in other expense was attributable to a decrease in interest expense of $32,886, a decrease in our loss from our equity investments of $363 and a decrease in our interest income of $1,433, during the three months ended April 30, 2021 as compared to the three months ended April 30, 2020.

Income Taxes. Our provision for income taxes for the three months ended April 30, 2021 totaled $129,086 compared to a provision of $154,767 for the three months ended April 30, 2020. The change was primarily attributable to the difference in the income for the quarter ended April 30, 2021 versus the income in the quarter ended April 30, 2020, as well as a true up to the provision that was recorded in the three months ended April 30, 2020.

Net Income. We had net income of $357,044 or $0.06 per share basic and diluted, for the three months ended April 30, 2021 compared to net income of $498,518, or $0.09 per share basic and diluted for the three months ended April 30, 2020. The decrease in net income was due primarily to the reasons described above.

Six Months Ended April 30, 2021 Compared to the Six Months Ended April 30, 2020

Net Sales. Net sales totaled $32,602,395 for the six months ended April 30, 2021, a decrease of $6,778,982, or 17.2%, from $39,381,377 for the six months ended April 30, 2020. The decrease in net sales was due to multiple factors, including the continued loss of sales of packed coffee to our customers who have not fully re-opened due to COVID-19 restrictions. During April 2021 we experienced a 50% decline, as compared to April 2020, in production at our largest operating facility in Colorado. This reduction was due to supermarkets no longer building their inventories as they did in April 2020 during COVID-19 shutdowns. Further, we experienced a loss of approximately $750,000 in revenue as we dropped Aldi as a customer due to unacceptably low net margins.

Cost of Sales. Cost of sales for the six months ended April 30, 2021 was $24,353,356, or 74.7% of net sales, as compared to $31,760,285, or 80.6% of net sales, for the six months April 30, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the six months ended April 30, 2021 amounted to $8,249,039 or 25.3% of net sales, as compared to $7,621,092 or 19.4% of net sales, for the six months ended April 30, 2020. The increase in gross profit percentage was attributable to increased margins on our roasted and branded products partially due to the movement of lower cost green coffee inventory built up in previous quarters, partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Operating Expenses. Total operating expenses decreased by $659,328 to $6,628,514 for the six months ended April 30, 2021 from $7,287,842 for the six months ended April 30, 2020. Selling and administrative expenses decreased by $638,787 and officers’ salaries decreased by $20,541. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the increase in our freight costs as the cost of truckload deliveries to our largest wholesale customers was up approximately 20% year over year.

Other Income (Expense). Other expense for the six months ended April 30, 2021 was $46,493, a decrease of $59,261 from $105,754 for the six months ended April 30, 2020. The decrease in other expense was attributable to a decrease in interest expense of $61,952, partially offset by an increase in our loss from our equity investments of $924 and a decrease in our interest income of $1,767, during the six months ended April 30, 2021 as compared to the six months ended April 30, 2020.

Income Taxes. Our provision for income taxes for the six months ended April 30, 2021 totaled $510,329 compared to a provision of $89,351 for the six months ended April 30, 2020. The change was primarily attributable to the difference in the income for the six months ended April 30, 2021 versus the income in the six months ended April 30, 2020.

Net Income. We had net income of $1,034,355 or $0.18 per share basic and diluted, for the six months ended April 30, 2021 compared to net loss of $101,330, or $0.02 per share basic and diluted for the six months ended April 30, 2020. The increase in net income was due primarily to the reasons described above, as well as a true up to the provision that was recorded in the three months ended April 30, 2020.

Liquidity and Capital Resources

As of April 30, 2021, we had working capital of $21,447,364, which represented a $2,592,174 decrease from our working capital of $24,039,538 as of October 31, 2020, and total stockholders’ equity of $27,932,559 which increased by $1,413,893 from our total stockholders’ equity of $26,518,666 as of October 31, 2020. Our working capital decreased primarily due to decreases of $709,476 in accounts receivable, $1,935,996 in inventories, $91,684 in prepaid and refundable income taxes, increases of $970,875 in accounts payable and accrued expenses, increases of $255,611 in income taxes payable, increase of $16,641 in lease liabilities – current portion, partially offset by increase of $653,017 in cash, $173,177 in prepaid expenses, $559,408 in due to broker. As of April 30, 2021, the outstanding balance on our line of credit was $2,500 compared to $3,796,822 as of October 31, 2020.

On April 25, 2017, we and Organic Products Trading Company, LLC (“OPTCO”)(collectively, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of April 30, 2021 and October 31, 2020.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remains in full force and effect.

For the six months ended April 30, 2021, our operating activities provided net cash of $5,047,290 as compared to the six months ended April 30, 2020 when operating activities provided net cash of $2,438,729. The increased cash flow from operations for the three months ended April 30, 2021 was primarily due to our inventory usage during the quarter and our net income.

For the six months ended April 30, 2021, our investing activities used net cash of $597,444 as compared to the six months ended April 30, 2020 when net cash used by investing activities was $132,967. The increase in our uses of cash in investing activities was due to our increased purchases of machinery and equipment during the six months ended April 30, 2021.

For the six months ended April 30, 2021, our financing activities used net cash of $3,796,829 compared to net cash used by financing activities of $2,060,862 for the six months ended April 30, 2020. The change in cash flow from financing activities for the six months ended April 30, 2021 was due to our increased principal payments on our credit line.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through June 14, 2022 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We specifically identified a combination of control deficiencies relating to the accuracy and completeness of our accounting for stock-based compensation awards and inventories at one of our subsidiaries, which constitute material weaknesses in internal control over financial reporting. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended April 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coffee Holding Co., Inc.

Date: June 14, 2021	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-26-