Form 10-Q
period 2021-07-31
COFFEE HOLDING CO INC
filed 2021-09-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 13, 2021.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$4,511,420	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	6,251,973	7,408,905
Inventories	16,352,525	17,102,993
Prepaid expenses and other current assets	830,101	490,246
Prepaid and refundable income taxes	52,708	145,305
TOTAL CURRENT ASSETS	27,998,727	28,022,569

Buildings, machinery and equipment, at cost, net of accumulated depreciation of $8,068,230 and $7,610,864 for 2021 and 2020, respectively	3,231,186	2,197,319
Customer list and relationships, net of accumulated amortization of $226,443 and $194,379 for 2021 and 2020, respectively	458,557	490,621
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $64,350 and $49,500 for 2021 and 2020, respectively	34,650	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	554,036	561,405
Deferred income tax asset	765,576	782,175
Right of use asset	1,615,418	2,114,228
Deposits and other assets	441,688	285,548
TOTAL ASSETS	$39,076,623	$38,480,150

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,084,170	$3,036,097
Line of credit – current portion	2,500,000	-
Lease liability – current portion	406,876	484,163
Note payable – current portion	4,200	5,075
Due to broker	136,756	452,325
Income taxes payable	293,665	5,371
TOTAL CURRENT LIABILITIES	7,425,667	3,983,031

Deferred income tax liabilities	870,832	882,582
Line of credit net of current portion	-	3,796,822
Lease liability net of current portion	1,313,246	1,780,306
Note payable net of current portion	14,384	17,292
Deferred compensation payable	304,335	276,548
TOTAL LIABILITIES	9,928,464	10,736,581
Commitments and Contingencies (see Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,499,029	17,929,724
Retained earnings	14,123,173	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	27,995,276	26,518,666
Non-controlling interest	1,152,883	1,224,903
TOTAL STOCKHOLDERS’ EQUITY	29,148,159	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,076,623	$38,480,150

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
NET SALES	$46,236,708	$56,725,386	$13,634,313	$17,344,009

COST OF SALES	35,061,947	45,287,198	10,708,461	13,517,482

GROSS PROFIT	11,174,761	11,438,188	2,925,852	3,826,527

OPERATING EXPENSES:
Selling and administrative	9,407,199	10,032,993	3,085,679	3,081,985
Officers’ salaries	460,501	497,654	153,638	170,250
TOTAL	9,867,700	10,530,647	3,239,317	3,252,235

INCOME (LOSS) FROM OPERATIONS	1,307,061	907,541	(313,465)	574,292

OTHER INCOME (EXPENSE)
Interest income	3,629	2,944	2,700	247
Loss from equity method investment	(7,369)	(4,539)	(3,454)	(1,547)
Interest expense	(48,710)	(150,742)	(5,202)	(45,283)
TOTAL	(52,450)	(152,337)	(5,956)	(46,583)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,254,611	755,204	(319,421)	527,709

Provision for (benefit) from income taxes	419,326	250,804	(91,003)	161,454

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	835,285	504,400	(228,418)	366,255
Less: Net (income) loss attributable to the non-controlling interest	72,020	(214,406)	101,367	25,069

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$907,305	$289,994	$(127,051)	$391,324

Basic and diluted earnings (loss) per share	$0.16	$0.05	$(0.02)	$0.07

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349	5,708,599	5,569,349

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Net loss	-	-	-	-	-	(599,848)	-	(599,848)

Stock Compensation	-	-	-	-	248,031	-	-	248,031

Income from non-Controlling Interest	-	-	-	-	-	-	48,664	48,664

Balance, January 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$16,829,005	$12,710,321	$1,515,310	$26,427,570

Stock Compensation	-	-	-	-	240,909	-	-	240,909

Income from non-Controlling Interest	-	-	-	-	-	-	190,811	190,811

Net income	-	-	-	-	-	498,518	-	498,518

Balance, April 30, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,069,914	$13,208,839	$1,706,121	$27,357,808

Stock Compensation	-	-	-	-	189,769	-	-	189,769

Net income	-	-	-	-	-	391,324	-	391,324

Loss from non-Controlling Interest	-	-	-	-	-	-	(25,069)	(25,069)

Balance, July 31, 2020	5,569,349	$6,494	925,331	$(4,633,560)	$17,259,683	$13,600,163	$1,681,052	$27,913,832

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation	-	-	-	-	189,768	-	-	189,768

Net income	-	-	-	-	-	677,312	-	677,312

Income from non-Controlling Interest	-	-	-	-	-	-	78,970	78,970

Balance, January 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,119,492	$13,893,180	$1,303,873	$28,689,619

Stock Compensation	-	-	-	-	189,769	-	-	189,769

Net income	-	-	-	-	-	357,044	-	357,044

Loss from non-Controlling Interest	-	-	-	-	-	-	(49,623)	(49,623)

Balance, April 30, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,309,261	$14,250,224	$1,254,250	$29,186,809

Stock Compensation	-	-	-	-	189,768	-	-	189,768

Net loss	-	-	-	-	-	(127,051)	-	(127,051)

Loss from non-Controlling Interest	-	-	-	-	-	-	(101,367)	(101,367)

Balance, July 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,499,029	$14,123,173	$1,152,883	$29,148,159

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	2021	2020
OPERATING ACTIVITIES:

Net income	$835,285	$504,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,280	564,843
Stock-based compensation	569,305	678,709
Unrealized (gain) loss on commodities	(315,569)	(355,079)
Loss on equity method investments	7,369	4,539
Amortization of right of use asset	321,921	325,140
Deferred income taxes	4,849	73,473
Changes in operating assets and liabilities:
Accounts receivable	1,156,932	2,587,601
Inventories	750,468	299,249
Prepaid expenses and other current assets	(339,855)	(120,563)
Prepaid and refundable income taxes	92,597	154,158
Accounts payable and accrued expenses	1,048,073	(1,437,428)
Deposits and other assets	(128,353)	-
Change in lease liability	(367,458)	(357,286)
Income taxes payable	288,294	217
Net cash provided by operating activities	4,428,138	2,921,973

INVESTING ACTIVITIES:
Purchases of building, machinery and equipment	(1,491,233)	(392,023)
Net cash used in investing activities	(1,491,233)	(392,023)

FINANCING ACTIVITIES:
Advances under bank line of credit	2,515,563	1,141,132
Proceeds from PPP loan	-	634,400
Principal payments on note payable	(3,783)	(3,210)
Principal payments under bank line of credit	(3,812,385)	(4,512,050)
Net cash used in financing activities	(1,300,605)	(2,739,728)

NET INCREASE (DECREASE) IN CASH	1,636,300	(209,778)

CASH, BEGINNING OF PERIOD	2,875,120	2,402,556

CASH, END OF PERIOD	$4,511,420	$2,192,778

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$55,389	$159,484
Income taxes paid	$10,307	$22,956

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$65,999	$2,512,022
Initial recognition of operating lease liabilities	$65,999	$2,705,484
Termination of operating lease right of use asset	$242,888	-
Termination of operating lease liability	$242,888	-
Machinery and equipment acquired through financing	$-	$26,807

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

The continuing impact on the Company’s business, including the decrease in the Company’s sales, the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including the Company’s ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, has contributed to and may continue to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. At this time the full impact could not be determined.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Company’s fiscal year ends on October 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended October 31, 2020. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2020 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2020 and notes thereto included in the Company’s fiscal 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021 (the “2020 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the three and nine months ended July 31, 2021.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by stream for the nine and three months ended July 31, 2021 and 2020.

	Nine Months Ended July 31, 2021	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2020	Three Months Ended July 31, 2020
Green	$18,054,298	$6,003,521	$18,453,377	$5,765,246
Packaged	28,182,410	7,630,792	38,272,009	11,578,763
Totals	$46,236,708	$13,634,313	$56,725,386	$17,344,009

NOTE 3 - INVENTORIES:

Inventories at July 31, 2021 and October 31, 2020 consisted of the following:

	July 31, 2021	October 31, 2020
Packed coffee	$3,405,572	$3,590,709
Green coffee	10,897,817	11,390,668
Roasters and parts	422,583	381,617
Packaging supplies	1,626,553	1,739,999
Totals	$16,352,525	$17,102,993

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 4 - COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce our cost of sales. The commodities held at broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may impact earnings volatility in any particular period.

The Company has open position contracts held by the broker, which are summarized as follows:

	July 31, 2021	October 31, 2020
Option Contracts	$(191,637)	$(164,475)
Future Contracts	54,881	(287,850)
Total Commodities	$(136,756)	$(452,325)

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in the statement of operations as a component of cost of sales and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses, on these contracts as follows:

	Three Months Ended July 31,
	2021	2020
Gross realized gains	$288,785	$150,972
Gross realized losses	(29,077)	(525,155)
Unrealized (loss) gain	(243,838)	674,015
Total	$15,870	$299,832

	Nine Months Ended July 31,
	2021	2020
Gross realized gains	$791,897	$992,875
Gross realized losses	(29,152)	(1,320,080)
Unrealized gain	315,569	355,079
Total	$1,078,314	$27,874

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of July 31, 2021 and October 31, 2020. The outstanding balance on the Company’s lines of credit were $2,500,000 and $3,796,822 as of July 31, 2021 and October 31, 2020, respectively.

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

As of July 31, 2021 and October 31, 2020, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2021 and October 31, 2020, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 and 5,569,349 for the three and nine months ended July 31, 2021 and 2020, respectively. The Company has granted 1,000,000 options which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (cont’d):

CLASS ACTION COMPLAINTS (cont’d)

A number of lawsuits similar to those above have been filed in recent years against coffee sellers in the industry in which the Company competes. Many of these lawsuits have yet to be finally adjudicated. The Company believes the lawsuits filed against it are without merit.

LEASES

The following summarizes the Company’s operating leases:

July 31, 2021

Right-of-use operating lease assets	$1,615,418

Current lease liability	$406,876
Non-current lease liability	1,313,246
Total lease liability	$1,720,122

The amortization of the right-of-use asset for the nine and three months ended July 31, 2021 was $321,921 and $95,766, respectively.

July 31, 2021

Average remaining lease term	2.9
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2021 (remaining three months)	$179,031
2022	470,761
2023	446,449
2024	291,454
2025	168,288
Thereafter	434,744
Total lease payments	$1,990,727
Less: imputed interest	(270,605)
Present value of operating lease liabilities	$1,720,122

The aggregate cash payments under these leasing agreements was $442,118 for the nine months ended July 31, 2021.

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 9 - ECONOMIC DEPENDENCY:

Approximately 21% and 23% of the Company’s sales were derived from six customers during the three and nine months ended July 31, 2021, respectively. These customers also accounted for approximately $1,297,343 of the Company’s accounts receivable balance at July 31, 2021. Approximately 21% and 23% of the Company’s sales were derived from six customers during the three and nine months ended July 31, 2020, respectively. These customers also accounted for approximately $1,907,000 of the Company’s accounts receivable balance at July 31, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Approximately 50% and 34% of the Company’s purchases were from six vendors for the three and nine months ended July 31, 2021, respectively. These vendors accounted for approximately $718,000 of the Company’s accounts payable at July 31, 2021. Approximately 23% and 26% of the Company’s purchases were from six vendors for the three and nine months ended July 31, 2020, respectively. These vendors accounted for approximately $508,000 of the Company’s accounts payable at July 31, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2021 of $91,207 and $253,932, respectively and $110,369 and $307,569, respectively for the three and nine months ended July 31, 2020, for the processing of finished goods. These amounts are reflected in cost of sales in the statement of operations.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,716,000 and $2,451,000 for the three and nine months ended July 31, 2021, respectively and $1,461,000 and $4,466,000 for the three and nine months ended July 31, 2020, respectively. These amounts are reflected in cost of sales in the statement of operations. The corresponding accounts payable balance to this vendor was $50,500 at July 31, 2021 and October 31, 2020.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to an officer of the Company. The assets are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation asset and liability at July 31, 2021 and October 31, 2020 were $304,335 and $276,548, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2021 and the year ended October 31, 2020.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options to employees, officers and non-employee directors from the 2013 Plan. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. As of January 31, 2021, the Board of Directors approved 1,000,000 options. As of July 31, 2021 all options are outstanding.

The Company recorded $189,768 and $569,305 of stock-based compensation for the three and nine months ended July 31, 2021 and $189,769 and $678,709 for the three and nine months ended July 31, 2020, respectively.

The remaining unamortized stock compensation expense as of July 31, 2021 was approximately $595,589, which will be expensed over a weighted average period of nine months.

NOTE 12 - SUBSEQUENT EVENTS:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did identify a subsequent event that requires disclosure in the condensed consolidated financial statements. The Company made an investment of $2,500,000 in an entity that holds investments in the plant-based protein drink manufacturing industry.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to acquire and invest in measures that are expected to increase net sales. In addition to our acquisitions, in October 2020, we entered into an agreement to become a 49% owner in The Jordre Well, a CBD beverage company (“The Jordre Well”). Under the terms of the agreement with The Jordre Well, The Jordre Well assists us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. In July 2021, we and The Jordre Well commenced commercial sales of our first CBD-infused line extension for our flagship dark roast Latin espresso brand, Café Caribe, as well as our first CBD-infused line extension for our gourmet coffee brand, Harmony Bay. We believe these efforts will allow us to expand our business.

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

The COVID-19 pandemic has had a material adverse impact on our condensed consolidated financial statements for the three and nine months ended July 31, 2021, and it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to negatively impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the current quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2021. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on February 16, 2021 for the fiscal year ended October 31, 2020.

Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

Net Sales. Net sales totaled $13,634,313 for the three months ended July 31, 2021, a decrease of $3,709,696, or 21.3%, from $17,344,009 for the three months ended July 31, 2020. The decrease in net sales was due to multiple factors, including a 35% decline in cases shipped from our largest production facility in Colorado, as sales to supermarket and wholesale accounts declined significantly during the quarter due to the post Covid-19 demand along with an approximately $1,400,000 decline in sales from our Generations/Steep N Brew subsidiary.

Cost of Sales. Cost of sales for the three months ended July 31, 2021 was $10,708,461, or 78.5% of net sales, as compared to $13,517,482, or 77.9% of net sales, for the three months July 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the three months ended July 31, 2021 amounted to $2,925,852 or 21.5% of net sales, as compared to $3,826,527 or 22.1% of net sales, for the three months ended July 31, 2020. The decrease in gross profit percentage was attributable to decreased margins on our roasted and branded products due to higher packaging and green coffee costs as most of our wholesale and retail accounts were still operating under the pricing structures in place prior to the rise in green coffee prices towards the end of the quarter which was partially offset by higher selling prices at the end of the quarter to our green coffee customers.

Operating Expenses. Total operating expenses decreased by $12,918 to $3,239,317 for the three months ended July 31, 2021 from $3,252,235 for the three months ended July 31, 2020. Selling and administrative expenses increased by $3,694 and officers’ salaries decreased by $16,612. Our continued efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the continued increase in our freight costs as the cost of truckload and LTL (less than full truckloads) deliveries to our largest wholesale customers continued to increase during the quarter.

Other Income (Expense). Other expense for the three months ended July 31, 2021 was $5,956, a decrease of $40,627 from $46,583 for the three months ended July 31, 2020. The decrease in other expense was attributable to a decrease in interest expense of $40,081, an increase in our loss from our equity investments of $1,907 and an increase in our interest income of $2,453, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020.

Income Taxes. Our benefit for income taxes for the three months ended July 31, 2021 totaled $91,003 compared to a provision of $161,454 for the three months ended July 31, 2020. The change was primarily attributable to the difference in the income for the quarter ended July 31, 2021 versus the income in the quarter ended July 31, 2020.

Net Income. We had a net loss of $127,051 or $0.02 per share basic and diluted, for the three months ended July 31, 2021 compared to net income of $391,324, or $0.07 per share basic and diluted for the three months ended July 31, 2020. This was driven primarily by losses out of our Generations subsidiary of approximately $152,000 along with the non-cash cost of our stock option program of approximately $189,768 for the quarter.

Nine Months Ended July 31, 2021 Compared to the Nine Months Ended July 31, 2020

Net Sales. Net sales totaled $46,236,708 for the nine months ended July 31, 2021, a decrease of $10,488,678, or 18.5%, from $56,725,386 for the nine months ended July 31, 2020. The decrease in net sales was due to multiple factors, including an approximate $2,500,000 decrease in sales from our Generations/Steep N Brew subsidiary, a decline in sales of green coffee during the first half of the year as many of our customers remained closed or impaired by continued COVID-19 restrictions as well as a decline in sales to supermarkets on private label products during the quarter.

Cost of Sales. Cost of sales for the nine months ended July 31, 2021 was $35,061,947, or 75.8% of net sales, as compared to $45,287,198, or 79.8% of net sales, for the nine months July 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the nine months ended July 31, 2021 amounted to $11,174,761 or 24.2% of net sales, as compared to $11,438,188 or 20.2% of net sales, for the nine months ended July 31, 2020. The increase in gross profit percentage was attributable to increased margins on our roasted and branded products and green coffee sales in the last year, partially due to the movement of lower cost green coffee inventory built up in previous quarters, partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Operating Expenses. Total operating expenses decreased by $662,947 to $9,867,700 for the nine months ended July 31, 2021 from $10,530,647 for the nine months ended July 31, 2020. Selling and administrative expenses decreased by $625,794 and officers’ salaries decreased by $37,153. Our continued efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the continued increase in our freight costs as the cost of truckload and LTL (less than full truckloads) deliveries to our largest wholesale customers was up approximately 20% year over year.

Other Income (Expense). Other expense for the nine months ended July 31, 2021 was $52,450, a decrease of $99,887 from $152,337 for the nine months ended July 31, 2020. The decrease in other expense was attributable to a decrease in interest expense of $102,032 and an increase in our interest income of $685, partially offset by an increase in our loss from our equity investments of $2,830, during the nine months ended July 31, 2021 as compared to the nine months ended July 31, 2020.

Income Taxes. Our provision for income taxes for the nine months ended July 31, 2021 totaled $419,326 compared to a provision of $250,804 for the nine months ended July 31, 2020. The change was primarily attributable to the difference in the income for the nine months ended July 31, 2021 versus the income in the nine months ended July 31, 2020.

Net Income. We had net income of $907,305 or $0.16 per share basic and diluted, for the nine months ended July 31, 2021 compared to net income of $289,994, or $0.05 per share basic and diluted for the nine months ended July 31, 2020. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2021, we had working capital of $20,573,060, which represented a $3,466,478 decrease from our working capital of $24,039,538 as of October 31, 2020, and total stockholders’ equity of $27,995,276 which increased by $1,476,610 from our total stockholders’ equity of $26,518,666 as of October 31, 2020. Our working capital decreased primarily due to decreases of $1,156,932 in accounts receivable, $750,468 in inventories, $92,597 in prepaid and refundable income taxes, increases of $1,048,073 in accounts payable and accrued expenses, increases in our line of credit – current portion of $2,500,000, increases of $288,294 in income taxes payable, partially offset by increase of $1,636,300 in cash, $339,855 in prepaid expenses, decreases in lease liability – current portion of $77,287, note payable – current portion of $875, and due to broker of $315,569. As of July 31, 2021, the outstanding balance on our line of credit was $2,500,000 compared to $3,796,822 as of October 31, 2020.

On April 25, 2017, we and Organic Products Trading Company, LLC (“OPTCO”)(collectively, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between us and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%).

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of July 31, 2021 and October 31, 2020.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remain in full force and effect.

For the nine months ended July 31, 2021, our operating activities provided net cash of $4,428,138 as compared to the nine months ended July 31, 2020 when operating activities provided net cash of $2,921,973. The increased cash flow from operations for the nine months ended July 31, 2021 was primarily due to our inventory usage during the quarter and our net income.

For the nine months ended July 31, 2021, our investing activities used net cash of $1,491,233 as compared to the nine months ended July 31, 2020 when net cash used by investing activities was $392,023. The increase in our uses of cash in investing activities was due to our increased purchases of building, machinery and equipment. In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing.

For the nine months ended July 31, 2021, our financing activities used net cash of $1,300,605 compared to net cash used by financing activities of $2,739,728 for the nine months ended July 31, 2020. The change in cash flow from financing activities for the nine months ended July 31, 2021 was due to our decreased principal payments on our credit line, partially offset by increased proceeds.

The Company believes that, based on its current cash position, and its current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We specifically identified a combination of control deficiencies relating to the accuracy and completeness of our accounting for stock-based compensation awards and inventories at one of our subsidiaries, which constitute material weaknesses in internal control over financial reporting. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended July 31, 2021 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: September 13, 2021	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-25-