Form 10-K
period 2021-10-31
COFFEE HOLDING CO INC
filed 2022-01-31
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2021, was $23,124,267.

As of January 20, 2022, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1.	BUSINESS

General Overview

Products and Operations. We are an integrated wholesale coffee roaster and dealer located in the United States. Our core products can be divided into three categories:

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

Our private label and branded coffee products are sold throughout the United States and certain countries in Asia to supermarkets, wholesalers, and individually owned and multi-unit retail customers. Our unprocessed green coffee, which includes over 90 specialty coffee offerings, is primarily sold to specialty gourmet roasters in the United states, Canada and multiple international countries.

We conduct our operations in accordance with strict freshness and quality standards. All of our private label and branded coffees are produced from high quality coffee beans that are deep roasted for full flavor using a slow roasting process that has been perfected utilizing almost 50 years of experience in the coffee industry. In order to ensure freshness, our products are delivered to our customers within 72 hours of roasting. We believe that our long history has enabled us to develop a loyal customer base.

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

Wholesale Green Coffee Market Presence. As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers, by 813% from 150 to 1,370. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees and Dattera specialty Brazil coffees in the United States. Our almost 50 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

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

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 40 and 42 years, respectively. During this period, the Company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

Our Growth Strategy

We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, increasing penetration with existing customers by adding new products, and developing our Harmony Bay brand and increase the number of our wholesale green coffee customers. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone nor do we intend to expand sales at the expense of profitability.

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

Private Label Coffee. We roast, blend, package and sell coffee under private labels for companies throughout the United States and Canada. Our private label coffee is sold in cans, brick packages and instants in a variety of sizes. As of October 31, 2021, we supplied coffee under approximately 21 different labels to wholesalers and retailers. We produce private label coffee for customers who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Our private label customers seek a quality similar to the national brands at a lower cost, which represents a better value for the consumer.

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

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.92 to $2.25. The price for coffee beans on the commodities market as of October 31, 2021 and 2020 was $2.04 and $1.04 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our Ohio Facility operated by Generations Coffee Company, LLC (“GCC”), as well as our North Andover plant operated by our Comfort Foods division, are certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2021 and 2020, approximately 34% and 23% of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $3.1 million, or 6%, in 2021, and $5.3 million, or 8%, in 2020, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Our Use of Derivatives

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices and to reduce our costs of sales. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element of our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties in any one of our physical contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2021 and 2020, we donated approximately $49,000 and $78,000, respectively, to charities.

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

Employees

We have 75 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

In addition to the factors above, the COVID-19 pandemic has subjected our business to additional risk, including, but not limited to:

●	Disruption to our green coffee supplier partners and vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;
●	Disruption to our own distribution and general office facilities and operations, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including for additional cleaning and disinfection procedures;
●	Closure or reduced operations of cafes, restaurants and food service stores and reductions in consumer traffic, which may adversely affect our Private Label Coffee and Branded Coffee channels;
●	Lower performance of customers in our wholesale channel, which may result in reduction or cancellation of future orders;
●	Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales in all of our channels.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. No one customer accounted for greater than 10% of our net sales during our 2021 fiscal year. We generally do not enter long-term contracts with most of our customers, but we do enter into one and two year agreements with most our key customers on our private label business. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

If our goodwill, indefinitely lived intangible assets, or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings. GAAP requires us to test for goodwill and indefinite lived intangible asset impairment at least annually. In addition, we review our goodwill, indefinitely lived intangible assets, and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite lived intangible assets, or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, indefinite lived intangible assets, or amortizable intangible assets were determined, negatively impacting our results of operations.

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

During the year ended October 31, 2021, we identified inappropriate system access controls over the financial reporting system and we determined that we lacked adequate controls with respect to identifying and accounting for material contracts.

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

Risks related to the coffee industry

Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit. Green coffee is our largest single cost of sales. Coffee is a traded commodity and, in general, its price can fluctuate depending on:

●	outside speculative influences such as indexed and algorithmic commodity funds;

●	weather patterns in coffee-producing countries;

●	economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;

●	foreign currency fluctuations;

●	disruptions in our supply chain; and

●	trade regulations and restrictions between coffee-producing countries and the United States.

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

Increases in shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results. We may experience supply delays and shortages due to a variety of macroeconomic factors, including disruptions on the global supply chain as a result of the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost.

While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages that could impact our ability to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have and material adverse effect on our business, financial condition, results of operations, and cash flows.

Furthermore, increases in compensation, wage pressure, and other expenses for our employees and the employees of our suppliers, may adversely affect our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

Increased severe weather patterns may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, which are important ingredients for our business. Increased frequency or duration of extreme weather conditions could damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $3.60 and as high as $6.48 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

None.

ITEM 2.	PROPERTIES

We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space. We pay annual rent ranging from $170,436 to $297,864 under the terms of the lease, which expires on September 30, 2036.

We lease production, warehouse and office space in North Arlington, MA. We pay annual rent of $168,288 under the terms of a lease, which expires in May 2028.

We own a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado.

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

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at one of our supermarket customers, generally allege that such client sold private label coffee products manufactured by us and one of our partners, which falsely described the number of cups of coffee that could be made from the amount of product purchased. These parties are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. On September 28, 2021, the Court entered an order granting our motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by our packaging. We are currently awaiting a ruling on the plantiff’s appeal.

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

As of January 20, 2022, we had 170 holders of record.

ITEM 6.	SELECTED FINANCIAL DATA

Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-K and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	the success of our joint ventures;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the potential adverse impact of the COVID-19 pandemic on our operations and results, including as a result of the loss of adequate labor, any prolonged closures, or series of temporary closures, of our supply chain, or changes in consumer behaviors, when stay-at-home restriction orders are lifted and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of green coffee, as a result of COVID-19 or otherwise;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”). 22

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers, our joint venture with Caruso’s Coffee, Inc. of Brecksville, Ohio, and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. In October 2020, we entered into the Jordre Well Agreement to become a 49% owner in The Jordre Well, a CBD beverage company. Under the terms of the Jordre Well Agreement, The Jordre Well will assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. We believe these efforts will allow us to expand our business.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgements and estimates used in the preparation of our consolidated financial statements.

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

●	Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of OPTCO, SONO, CFI and Steep & Brew, through GCC, which has been integrated into a structure that does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of our customer lists and relationships and trademarks acquired from OPTCO and SONO. At October 31, 2021 our balance sheet reflected goodwill and intangible assets as set forth below:

October 31, 2021
Customer list and relationships, net	$447,869
Non-compete, net	29,700
Goodwill	2,488,785
Trademarks and tradenames	408,000

$3,374,354

Goodwill and the trademarks which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and indefinite lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period and a recoverability test is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Because the Company is a single reporting unit, the company used a hybrid approach to determine the fair market value of the Company, which included an income approach to conduct the annual impairment assessment. Goodwill and the indefinite lived intangible assets are tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

For the years ending October 31, 2021 and 2020, no impairment charges were recorded to the carrying value of goodwill and the reporting unit has a fair value in excess of its carrying value by approximately 4% as of October 31, 2021. For the year ended October 31, 2021 we recorded impairment on two of our trademarks totaling $1,080,000 as the carrying amount of these trademarks exceeded the respective fair values on the test date which were determined using a relief from royalty method.

Year Ended October 31, 2021 (Fiscal Year 2021) Compared to the Year Ended October 31, 2020 (Fiscal Year 2020)

Net Sales. Net sales totaled $63,922,402 for the fiscal year ended October 31, 2021, a decrease of $10,413,413, or 14%, from $74,335,815 for the fiscal year ended October 31, 2020. The decrease in net sales was due to the impacts of the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industry, as well as our customers in the food service space to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Also, supermarket sales returned to more traditional levels in the second half of the fiscal year, as the stockpiling in the second quarter of the year did not repeat for the remaining six months of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2021 was $47,901,126, or 75% of net sales, as compared to $61,256,926, or 82% of net sales, for the fiscal year ended October 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and our hedging of green coffee costs, partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the fiscal year ended October 31, 2021 was $16,021,276, an increase of $2,942,387 from $13,078,889 for the fiscal year ended October 31, 2020. Gross profit as a percentage of net sales increased to 25% for the fiscal year ended October 31, 2021 from 18% for the fiscal year ended October 31, 2020. The increase in gross profits was attributable to increased margins on our roasted and branded products and green coffee sales in the last part of the year, partially due to the movement of lower cost green coffee inventory built up in previous quarters, which was partially offset by higher packaging costs due to increases in materials.

Operating Expenses. Total operating expenses increased by $671,914 to $14,576,121 for the fiscal year ended October 31, 2021 from $13,904,207 for the fiscal year ended October 31, 2020. Selling and administrative expenses increased $740,121, or 6%, to $13,963,328 for the fiscal year ended October 31, 2021 from $13,223,207 for the fiscal year ended October 31, 2020. The recording of $1,080,000 of trademark impairment partially offset by our efforts to control costs through the elimination of redundancy in our operations was the primary reason for this increase. Officers’ salary decreased by $68,207 or 10% to $612,793 for the fiscal year ended October 31, 2021 from $681,000 for the fiscal year ended October 31, 2020. Each of our Chief Executive Officer, Andrew Gordon, and our Vice President-Operations, David Gordon, reduced their compensation during this period due to the uncertainty of the results due to the impacts of the COVID-19 pandemic.

Other Income (Expense). Other expense for the fiscal year ended October 31, 2021 was $237,298, an increase of $684,859 from other income of $447,561 for the fiscal year ended October 31, 2020. The increase in other expense was attributable to our recognition of the forgiveness of the Paycheck Protection Program government loan of $634,400 in fiscal year ended October 31, 2020 and an increase in loss from equity investment of $154,144, partially offset by an increase in interest income of $4,304 and a decrease in our interest expense of $99,381, during the fiscal year ended October 31, 2021.

Income (Loss) Before provision for income Taxes and Non-controlling Interest in Subsidiary. We had income of $1,207,857 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2021 compared to a loss of $377,757 for the fiscal year ended October 31, 2020, resulting in a net change of $1,585,614 for the year ended October 31, 2021.

Income Taxes. Our provision for income taxes for the fiscal year ended October 31, 2021 totaled $340,180 compared to a benefit of $41,713 for the fiscal year ended October 31, 2020. The change was attributable to the difference in the income for the year ended October 31, 2021 versus fiscal year ended October 31, 2020.

Net Income (Loss). We had a net income of $1,255,354 or $0.22 per share basic and diluted, for the fiscal year ended October 31, 2021 compared to a net loss of ($94,301), or ($0.02) per share basic and diluted for the fiscal year ended October 31, 2020. The increase in net income was due to our results as described above.

Liquidity and Capital Resources

As of October 31, 2021, we had working capital of $19,983,435, which represented a $4,056,103 decrease from our working capital of $24,039,538 as of October 31, 2020. Our working capital decreased primarily due to decreases of $1,141,127 in inventory and $69,353 in prepaid and refundable taxes, increases of $2,011,542 in accounts payable and accrued expenses, $3,799,975 in our short term borrowings, $411,078 in income taxes payable, partially offset by increases of $821,155 in cash, $1,891,073 in accounts receivable, $469,004 in due from broker, $51,978 in prepaid expenses and other current assets and a decrease of $143,763 in lease liability – current portion. As of October 31, 2021, the outstanding balance on our line of credit was $3,800,850 compared to $3,796,822 as of October 31, 2020.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of October 31, 2021 and October 31, 2020.

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

For the fiscal year ended October 31, 2021, our operating activities provided net cash of $4,709,519 as compared to the fiscal year ended October 31, 2020 when operating activities provided net cash of $4,385,757. The increased cash flow from operations for the fiscal year ended October 31, 2021 was primarily due to our inventories usage and our accounts receivable and accounts payable activity during the year ended October 31, 2021.

For the fiscal year ended October 31, 2021, our investing activities used net cash of $3,887,317 as compared to the fiscal year ended October 31, 2020 when net cash used by investing activities was $537,835. The increase in our uses of cash in investing activities was due to our increased outlays for purchases of machinery and equipment and our other investment during the fiscal year ended October 31, 2021.

For the fiscal year ended October 31, 2021, our financing activities used net cash of $1,047 compared to net cash used in financing activities of $3,375,358 for the fiscal year ended October 31, 2020. The change in cash flow from financing activities for the fiscal year ended October 31, 2021 was due to our decreased principal reductions on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2022 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2021 in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2021 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

During the year ended October 31, 2021, we identified inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information, or implement an appropriate level of segregation of duties which ultimately led us to conclude that this was a material weakness.

Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to identifying and accounting for material contracts. This was evidenced by our failure to properly identify and account for a material lease amendment. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in the fiscal year 2021 form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods.

Remediation Plan for the Material Weakness

To remediate the material weakness identified above, we are initiating controls and procedures in order to:

●	educating control owners concerning the principles and requirements of each control, with a focus on those related to user access to our financial reporting systems impacting financial reporting;
●	developing and maintaining documentation to promote knowledge transfer upon personnel and function changes;
●	developing enhanced controls and reviews related to our financial reporting systems; and
●	performing an in-depth analysis of who should have access to perform key functions within our financial reporting system that impact financial reporting and redesigning aspects of the system to better allow the access rights to be implemented.

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

Changes in Control Over Financial Reporting. Except as described above, based on the evaluation of our management we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-24 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

10.6	Lease, dated September 22, 2021, by and between Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC.*

21.1	List of Significant Subsidiaries.*

23.1	Consent of EisnerAmper LLP*

23.2	Consent of Marcum LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2022.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 31, 2022
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 31, 2022
David Gordon

/s/ Gerard DeCapua	Director	January 31, 2022
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 31, 2022
Daniel Dwyer

/s/ Barry Knepper	Director	January 31, 2022
Barry Knepper

/s/ John Rotelli	Director	January 31, 2022
John Rotelli

/s/ George Thomas	Director	January 31, 2022
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coffee Holdings Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of goodwill and indefinite lived intangible assets

The Company had goodwill and indefinite lived intangible assets with a book value of $2,488,785 and $408,000, respectively, at October 31, 2021. As discussed in Note 2 to the consolidated financial statements the Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more than likely than not that the carrying amounts exceed the fair values. Depending on the outcome of the qualitative assessment, the Company may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the assessment date. The quantitative annual assessment of indefinite lived intangible assets was performed at the asset level by the Company as of October 31, 2021, and the quantitative annual assessment of goodwill was performed at the reporting unit level, for which the Company has determined it operates as one single reporting unit, as of October 31, 2021. The significant estimates and assumptions in these assessments include the royalty rate, projected future cashflows, and the discount rate. As a result of the indefinite lived intangible asset assessment, Management determined the fair values of the indefinite lived intangible assets did not exceed the respective carrying values and recorded an impairment charge of $1,080,000. As a result of the goodwill assessment, Management determined the fair value of the reporting unit exceeded the carrying value and no impairment charge was recorded.

We identified the Company’s impairment evaluation over goodwill and indefinite lived intangible assets as a critical audit matter due to the significant measurement uncertainty in evaluating the significant estimates and assumptions utilized in the impairment assessments. As such, there is a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s significant estimates and assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill and indefinite lived intangible asset impairment assessments; (ii) testing management’s process for developing the fair value estimates; (iii) evaluating the appropriateness of the valuation models used in management’s estimate; (iv) testing the completeness, accuracy, and relevance of underlying data used in the models; and (v) evaluating the reasonableness of the assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates, estimated costs, the discount rate, and the royalty rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performing a sensitivity analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection of revenue growth rates, discount rates and royalty rates.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2021.

EISNERAMPER LLP

Iselin, New Jersey

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. and Subsidiaries (the “Company”) as of October 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of the guidance in ASC Topic 842, Leases using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2013 to 2021.

New York, NY

February 16, 2021

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2021 AND 2020

	2021	2020

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$3,696,275	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	9,299,978	7,408,905
Inventories	15,961,866	17,102,993
Due from broker	725,000	657,325
Prepaid expenses and other current assets	542,224	490,246
Prepaid and refundable income taxes	75,952	145,305
TOTAL CURRENT ASSETS	30,301,295	28,679,894

Building machinery and equipment, net	2,662,628	2,197,319
Customer list and relationships, net of accumulated amortization of $237,131 and $194,379 for 2021 and 2020, respectively	447,869	490,621
Trademarks and tradenames	408,000	1,488,000
Non-compete, net of accumulated amortization of $69,300 and $49,500 for 2021 and 2020, respectively	29,700	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	402,245	561,405
Investment - other	2,500,000	-
Right of use asset	3,545,786	2,114,228
Deferred income tax assets - net	77,394	-
Deposits and other assets	449,225	285,548
TOTAL ASSETS	$43,312,927	$38,355,300

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,047,640	$3,036,097
Line of credit – current portion	3,800,850	-
Due to broker	708,321	1,109,650
Note payable – current portion	4,200	5,075
Lease liability – current portion	340,400	484,163
Income taxes payable	416,449	5,371
TOTAL CURRENT LIABILITIES	10,317,860	4,640,356

Deferred income tax liabilities - net	-	100,407
Line of credit net of current portion	-	3,796,822
Lease liabilities	3,299,784	1,780,306
Note payable – long term	13,092	17,292
Deferred compensation payable	311,872	276,548
TOTAL LIABILITIES	13,942,608	10,611,731
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,688,797	17,929,724
Retained earnings	14,471,222	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	28,533,093	26,518,666
Non-controlling interest	837,226	1,224,903
TOTAL EQUITY	29,370,319	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,312,927	$38,355,300

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
NET SALES	$63,922,402	$74,335,815

COST OF SALES (which includes purchases of approximately $3.5 million and $5.3 million in fiscal years 2021 and 2020, respectively, from a related party)	47,901,126	61,256,926

GROSS PROFIT	16,021,276	13,078,889

OPERATING EXPENSES:
Selling and administrative	13,963,328	13,223,207
Officers’ salaries	612,793	681,000
TOTAL	14,576,121	13,904,207

INCOME (LOSS) FROM OPERATIONS	1,445,155	(825,318)

OTHER INCOME (EXPENSE):
Interest income	7,658	3,354
Loss from equity method investment	(159,160)	(5,016)
Gain on forgiveness of PPP loan	-	634,400
Interest expense	(85,796)	(185,177)
TOTAL	(237,298)	447,561

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,207,857	(377,757)

Provision for (benefit from) for income taxes	340,180	(41,713)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	867,677	(336,044)
Plus: Net loss attributable to the non-controlling interest in subsidiary	387,677	241,743

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,255,354	$(94,301)

Basic and diluted earnings (loss) per share	$0.22	$(.02)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,575,453

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2021 AND 2020

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					868,477			868,477

Stock issuance equity investment	139,250	140			480,273			480,413

Non-Controlling interest							(241,743)	(241,743)

Net loss						(94,301)		(94,301)

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					759,073			759,073

Non-Controlling Interest							(387,677)	(387,677)

Net income						1,255,354		1,255,354

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
OPERATING ACTIVITIES:

Net income (loss)	$867,677	$(336,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	662,909	741,503
Impairment of trademarks and tradenames	1,080,000	-
Stock-based compensation	759,073	868,477
Unrealized (gain) loss on commodities - net	(469,004)	553,356
Loss on equity method investments	159,160	5,016
Loss on disposal of machinery and equipment	321,651	-
Amortization of right of use asset	350,871	397,794
Deferred income taxes	(177,801)	(291,352)
Changes in operating assets and liabilities:
Accounts receivable	(1,891,073)	2,012,522
Inventories	1,141,127	1,738,232
Prepaid expenses and other current assets	(51,978)	97,380
Prepaid and refundable income taxes	69,353	240,629
Deposits and other assets	(128,353)	101,905
Accounts payable and accrued expenses	2,011,543	(1,307,917)
Change in lease liability	(406,714)	(441,015)
Income taxes payable	411,078	5,271
Net cash provided by operating activities	4,709,519	4,385,757

INVESTING ACTIVITIES:
Purchases of other investment	(2,500,000)	-
Distribution of funds from deferred compensation plan	-	(101,905)
Proceeds from sale of machinery and equipment	113,166	-
Purchases of building, machinery and equipment	(1,500,483)	(435,930)
Net cash used in investing activities	(3,887,317)	(537,835)

FINANCING ACTIVITIES:
Advances under bank line of credit	6,016,413	1,141,132
Principal payment on note payable	(5,075)	(4,440)
Principal payments under bank line of credit	(6,012,385)	(4,512,050)
Net cash used in financing activities	(1,047)	(3,375,358)

NET INCREASE IN CASH	821,155	472,564

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,875,120	2,402,556

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,696,275	$2,875,120

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$85,357	$196,823
Income taxes paid	$35,120	$3,739

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On October 15, 2020 Coffee Holding Company acquired an equity method investment through a contribution of shares in Jordre Well, LLC	-	480,413
Initial recognition of operating lease right of use asset	$2,091,316	$2,512,022
Initial recognition of operating lease liabilities	$2,091,316	$2,705,484
Termination of operating lease right of use asset	$242,888	-
Termination of operating lease liability	$242,888	-
Machinery and equipment acquired through financing	$-	$26,807

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

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

The continuing impact on the Company’s business including the decrease in our sales, the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including its ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, has contributed to and may continue to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. At this time the full impact could not be fully determined.

LIQUIDITY

The Company has historically financed its operations with the use of a line of credit facility further discussed in Note 6. This credit facility currently expires in March 2022. The Company expects to renew the line of credit facility or, if necessary, seek alternative financing on similar terms. There can be no assurance that the Company will be able to renew the line of credit facility in a timely manner and/or that any such renewal will contain commercially acceptable terms.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“SONO”), Comfort Foods, Inc. (“CFI”) and Generations Coffee Company, LLC (“GCC”). All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include, depreciable lives for long-lived assets, and valuation of goodwill and indefinitely lived intangible assets. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists primarily of unrestricted cash on deposit and securities with an original maturity of 3 months or less at financial institutions and brokerage firms.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2021	2020
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2021 and 2020.

BUILDING, MACHINERY AND EQUIPMENT:

Building, machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Purchases of buildings, machinery and equipment and additions and betterments which substantially extend the useful life of an asset are capitalized at cost. Expenditures which do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company also provides for amortization of leasehold improvements which are depreciated over the shorter of the useful life of the improvement or the lease term.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

COMMODITIES HELD BY BROKER:

The commodities held at broker represent the market value of the Company’s trading account, which consists of option and future contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are level 1 investments recognized at fair value in the consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may impact earnings volatility in any particular period. We record all open contract positions on our consolidated balance sheets at fair value in the due from and due to broker line items and typically do not offset these assets and liabilities.

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in the statement of operations as a component of cost of sales and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses on these contracts as follows:

	Year Ended October 31,
	2021	2020
Gross realized gains	$1,392,949	$1,678,995
Gross realized (losses)	(63,516)	(1,451,761)
Unrealized gains (losses)	469,004	(553,356)
Total	$1,798,437	$(326,122)

The notional amount of open future and option contracts was approximately $1,712,000 as of October 31, 2021.

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods, Sonofresco and Steep & Brew which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2021 and 2020 was $62,552, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. Goodwill and trademarks are not amortized but are tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the carrying amount of goodwill and trademarks is greater than its fair value. For purposes of evaluating goodwill for impairment, the Company has determined it operates as one single reporting unit based on the Company’s internal reporting structure, the level at which discrete financial information is available and for which operating results are reviewed. The Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more likely than not that the carrying amounts exceed the fair values. Depending on the outcome of our qualitative assessment, we may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the assessment date. The most significant assumptions used in these impairment tests were the royalty rates, the projections used to determine the future cashflows, and the discount rate applied to those future cashflows. For the years ending October 31, 2021 and 2020, no impairment charges were recorded to the carrying value of goodwill and the reporting unit has a fair value in excess of its carrying value by approximately 4% as of October 31, 2021. For the year ended October 31, 2021, we recorded impairment on two of our trademarks as the carrying amount of these trademarks exceeded the respective fair values on the test date which were determined using a relief from royalty method. These impairments were due to a change in the estimated future revenues relating to these trademarks. The impairment expense totaled $1,080,000 for the year ended October 31, 2021 and is reflected as a component of selling and administrative expenses in the accompanying consolidated statement of income.

Trademarks and tradenames	Total
Balance at November 1, 2019	$1,488,000
Balance at October 31, 2020	$1,488,000
Impairment	(1,080,000)
Balance at October 31, 2021	$408,000

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company assesses the impairment of long-lived assets used in operations, primarily buildings, machinery and equipment as well as purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of these assets might not be recoverable. For purposes of evaluating the recoverability of buildings, machinery and equipment and amortizing intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amount of those assets. If and when the carrying values of the assets exceed the undiscounted cashflows, then the related assets will be written down to fair value. During the year ended October 31, 2021 and 2020, no impairment charges were recorded against buildings, machinery, and equipment or amortizing intangible assets.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $67,643 and $149,505 for the years ended October 31, 2021 and 2020, respectively.

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

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has issued 1,000,000 options that are outstanding which have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 and 5,575,453 for the years ended October 31, 2021 and 2020, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes due to/(from) broker , accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of the bank line of credit approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

A)	Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
B)	Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
C)	Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

The following table presents revenues by product line for the years ended October 31, 2021 and 2020.

	2021	2020
Green	$26,118,492	$23,912,022
Packaged	37,803,910	50,423,793

Totals	$63,922,402	$74,335,815

Revenue for these product lines is recognized upon shipment to the customer.

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $3,165,000 and $2,780,000 for the years ended October 31, 2021 and 2020, respectively, is included in selling and administrative expenses.

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

The PPP loan was set to mature in five years from the date of the first disbursement of proceeds to the Company and accrued interest at a fixed rate of 1%. Payments were deferred for at least the first six months and payable in 54 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP loan date.

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the PPP loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from the government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

the related expenses. The Company has elected to recognize government grant income separately within other income to present a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all period presented.

The following table provided the balance and activity related to the PPP Loan as of October 31, 2020:

PPP Loan	$634,400
Qualified expenses incurred to date	634,400
Unrecognized government grant income	$-

The PPP loan was formally forgiven during fiscal year ended October 31, 2021.

STOCK- BASED COMPENSATION:

Stock-based awards are accounted for as required by ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718 stock-based awards are valued at fair value on the date of grant, and that fair value is recognized over requisite service period. The Company accounts for forfeitures when they occur.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2021 and 2020, the Company had approximately $2,224,000 and $816,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2021 and 2020, the Company had approximately $523,000 and $1,421,000 in excess of SIPC insured limits, respectively.

RECLASSIFICATION:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassification adjustments had no effect on the Company’s previously reported net income.

EQUITY METHOD OF ACCOUNTING:

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated Balance Sheets and consolidated Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Loss from equity method investments” in the consolidated

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

EQUITY METHOD OF ACCOUNTING (cont’d):

Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Equity method investments” in the Company’s consolidated Balance Sheets.

The Company’s equity method investments consist of the following:

(1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $9,213 and $5,016 for the years ended October 31, 2021 and 2020, respectively. The net value of this investment as presented on our consolidated balance sheet at October 31, 2021 and 2020 was $71,779 and $80,992, respectively.

(2) On October 15, 2020 the Company acquired a 49% interest in Jordre Well LLC, a company that will produce CBD infused products. The investment was made in 139,250 shares of the Company’s common stock. The price of the stock on October 15, 2020 was $3.45 for an initial investment of $480,413. An additional 139,250 shares of the Company’s common stock will be transferred if Jordre Well LLC generates $500,000 in revenue from the sale of its newly created brands. Through October 31, 2020 there was no operational activity. The loss recognized amounted to $149,947 for the year ended October 31, 2021. The net value of this investment as presented on our consolidated balance sheet at October 31, 2021 and 2020 was $330,466 and $480,413.

INVESTMENTS - OTHER:

Investment – other represent investments made by the Company that do not qualify as equity method investments as the Company cannot exercise significant influence over the target. The Company accounts for these investments in accordance with ASC Topic 321 “Investments – Equity Securities” (“ASC 321”). In August 2021, the Company made an investment of $2,500,000 in an entity that hold investments in the plant-based protein drink manufacturing industry. The Company has determined they do not have significant influence over the investee. Pursuant to ASC 321, the Company has elected an alternate measurement to account for this investment at cost less any impairment with adjustments to fair value if there are observable price changes. As of October 31, 2021, no such price changes and investments-other was $2,500,000 on the accompanying consolidated balance sheet.

LEASES:

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

The standard provides a number of transition practical expedients, which the Company has elected, including:

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

LEASES (cont’d):

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

The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangement are comprised of real estate and facility leases. Right of use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the measurement date in determining the present value of the lease payments. The present value of the lease payments was determined using a 4.75% incremental borrowing rate for in place leases as of October 31, 2020 and 5.00% for new leases and lease amendments that occurred during fiscal year 2021. Right of use assets also exclude lease incentives.

The Company presents the amortization of its right to use assets and payments of related lease liabilities originating in connection with operating leases as an adjustment to reconcile net income or loss to net cash generated or used in operating activities and an operating cash outflow, respectively within the operating section of the statement of cash flows.

NOTE 3 - INVENTORIES:

Inventories at October 31, 2021 and 2020 consisted of the following:

	2021	2020
Packed coffee	$2,705,356	$3,590,709
Green coffee	10,890,091	11,390,668
Roaster parts	422,858	381,617
Packaging supplies	1,943,561	1,739,999
Totals	$15,961,866	$17,102,993

NOTE 4 – BUILDING, MACHINERY AND EQUIPMENT:

Building machinery and equipment at October 31, 2021 and 2020 consisted of the following:

	Estimated Useful Life	2021	2020
Improvements	15-30 years	$233,766	$233,766
Building	31 years	900,321	-
Machinery and equipment	7 years	8,441,382	8,492,395
Furniture and fixtures	7 years	1,082,022	1,082,022
		10,657,491	9,808,183

Less, accumulated depreciation	7,994,863	7,610,864
	$2,662,628	$2,197,319

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 4 – BUILDING, MACHINERY AND EQUIPMENT (cont’d):

Depreciation expense totaled $600,357 and $678,951 for the years ended October 31, 2021 and 2020, respectively. In October 2021 the Company sold $651,175 of machinery and equipment with a carrying value of $434,817 at disposal for $113,166 of proceeds and recognized a loss on disposal of $321,651 recorded as a component of operating expenses for the year ended October 31, 2021.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at October 31, 2021 and 2020 consisted of the following:

	2021	2020
Accounts payable	$4,144,700	$2,672,777
Purchase accruals	875,201	336,480
Other accruals	27,739	26,840
Totals	$5,047,640	$3,036,097

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

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement, among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain substantially the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of October 31, 2021 and October 31, 2020. The outstanding balance on the Company’s lines of credit were $3,800,850 and $3,796,822 as of October 31, 2021 and October 31, 2020, respectively. Interest expense recorded for the years ended October 31, 2021 and 2020 were $85,359 and $184,045, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 7 - INCOME TAXES:

The Company’s provision/(benefit) for income taxes in 2021 and 2020 consisted of the following:

	2021	2020

Current
Federal	$427,210	$187,140
State and local	90,771	62,499
	517,981	249,639
Deferred
Federal	(50,451)	(229,355)
State and local	(127,350)	(61,997)
	(177,801)	(291,352)
Income tax expense/(benefit)	$340,180	$(41,713)

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2021	2020
Provision for (Benefit) from tax at the federal statutory rate	$253,650	$(79,329)
Other permanent differences	19,736	52,537
State and local tax, net of federal	66,794	(14,921)

Provision for (benefit from) income taxes	$340,180	$(41,713)

Effective income tax rate	28%	11%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 7 - INCOME TAXES (cont’d):

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Accounts receivable	$34,203	$36,468
Unrealized loss	-	140,136
Deferred rent	20,652	36,810
Deferred compensation	74,075	70,035
Net operating loss	57,576	70,275
Stock-based compensation	499,841	340,715
Inventory	77,579	87,736

Total deferred tax asset	$763,926	$782,175

Deferred tax liabilities:
Intangible assets acquired	346,892	484,932
Unrealized gain	111,068
Buildings, machinery and equipment	228,572	$397,650

Total deferred tax liabilities	$686,532	$882,582
Net deferred tax assets (liabilities)	$77,394	$(100,407)

A valuation allowance was not provided at October 31, 2021 or 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of October 31, 2021 and 2020, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2021 and 2020, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2018. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2018. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2018.

As of October 31, 2021, and 2020, the Company had cumulative net operating loss carryforwards of approximately $274,173 and $334,642 respectively, which begin to expire in 2038. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards is subject to an annual limitation of $60,469. These net operating loss carryforwards may be further limited in the event of a change in ownership.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purporting to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by us and by Pan American Coffee Co., LLC (“Pan American”), which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American are also named as defendants in the action. The complaint asserts a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the Company intends to vigorously defend the action. As of the filing of this Form 10-K, the Company has not been served with the complaint. Therefore, the Company is unable to predict the ultimate outcome of this lawsuit as the suit was dismissed and we are awaiting a ruling on the plantiff’s appeal.

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

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $72,558 and $81,384 for the years ended October 31, 2021 and 2020, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2021	2020
Right-of-use operating lease assets	$3,545,786	$2,114,228

Current lease liability	340,400	484,163
Non-current lease liability	3,299,784	1,780,306
Total lease liability	$3,640,184	$2,264,469

The amortization of the right-of-use asset for the years ended October 31, 2021 and 2020 was $350,871 and $397,794, respectively.

Weighted average remaining lease term	11.4
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2022	$514,053
2023	494,899
2024	356,304
2025	354,528
2026	360,104
Thereafter	2,701,089
Total lease payments	$4,780,977
Less: imputed interest	(1,140,793)
Present value of operating lease liabilities	$3,640,184

The aggregate cash payments under these leasing agreements was $442,118 for the year ended October 31, 2021.

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In September 2021, the Company extended its headquarters lease in Staten Island, New York through September 2036. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $2,025,316.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2021 and 2020 of $349,760 and $380,838, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $3,500,000 and $5,300,000 for the years ended October 31, 2021 and 2020, respectively. The corresponding accounts payable balance to this vendor was approximately $1,014,000 and $0 at October 31, 2021 and 2020, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. The deferred compensation payable represents the liability due to this employee of the Company upon his retirement. The deferred compensation liability at October 31, 2021 and 2020 was $311,872 and $276,548, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2021 and 2020, respectively as no amounts were contributed to this plan during the years ended October 31, 2021 and 2020.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2021 and 2020.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the years ended October 31, 2021 and 2020. As of October 31, 2021, 666,383 options are exercisable.

The Company recorded $759,073 and $868,477 of stock-based compensation during the years ended October 31, 2021 and 2020, respectively. The weighted average remaining contractual life of the outstanding options as of October 31, 2021 is 0.5 years.

The unrecognized stock compensation expense as of October 31, 2021 was approximately $405,821.

c.	Common Stock. Our common stock is traded on the Nasdaq Capital Market. As of October 31, 2021 we had 30,000,000 shares of our $0.001 par value common stock authorized, with 6,633,930 and 5,708,599 shares issued and outstanding, respectively.

d.	Preferred Stock. We are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share, with such designations, rights, and preferences as may be determined from time to time by our board of directors. As of October 31, 2021, no shares of our preferred stock were outstanding.

NOTE 12 – SUBSEQUENT EVENTS:

In January 2022, the Board of Directors approved a special dividend $0.073 per share of our outstanding common stock. The dividend is payable on February 21, 2022 to stockholders of record at the close of business on February 10, 2022.

