Form 10-Q
period 2022-01-31
COFFEE HOLDING CO INC
filed 2022-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2022

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at March 17, 2022.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2022 AND OCTOBER 31, 2021

	January 31, 2022	October 31, 2021
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$4,016,775	$3,696,275
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	8,542,166	9,299,978
Inventories	16,816,240	15,961,866
Due from broker	581,381	725,000
Prepaid expenses and other current assets	649,293	542,224
Prepaid and refundable income taxes	72,202	75,952
TOTAL CURRENT ASSETS	30,678,057	30,301,295

Building machinery and equipment, net	2,567,236	2,662,628
Customer list and relationships, net of accumulated amortization of $247,819 and $237,131 for 2022 and 2021, respectively	437,181	447,869
Trademarks and tradenames	408,000	408,000
Non-compete, net of accumulated amortization of $74,250 and $69,300 for 2022 and 2021, respectively	24,750	29,700
Goodwill	2,488,785	2,488,785
Equity method investments	370,519	402,245
Investment - other	2,500,000	2,500,000
Deferred income tax asset - net	93,186	77,394
Right of Use Asset	3,443,105	3,545,786
Deposits and other assets	508,086	449,225
TOTAL ASSETS	$43,518,905	$43,312,927

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,150,300	$5,047,640
Line of credit – current portion	5,400,850	3,800,850
Due to broker	631,469	708,321
Note payable – current portion	4,200	4,200
Lease liability – current portion	311,475	340,400
Dividend payable	399,000	-
Income taxes payable	564,599	416,449
TOTAL CURRENT LIABILITIES	10,461,893	10,317,860

Lease liabilities	3,239,638	3,299,784
Note payable – long term	11,785	13,092
Deferred compensation payable	301,976	311,872
TOTAL LIABILITIES	14,015,292	13,942,608
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2022 and 2021; 5,708,599 shares outstanding for 2022 and 2021	6,634	6,634
Additional paid-in capital	18,878,565	18,688,797
Retained earnings	14,353,085	14,471,222
Less: Treasury stock, 925,331 common shares, at cost for 2022 and 2021	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	28,604,724	28,533,093
Noncontrolling interest	898,889	837,226
TOTAL EQUITY	29,503,613	29,370,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,518,905	$43,312,927

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	2022	2021
NET SALES	$16,704,860	$18,133,837

COST OF SALES (which includes purchases of approximately $1.2 million and $0.7 million in fiscal years 2022 and 2021, respectively, from a related party)	12,433,252	13,654,169

GROSS PROFIT	4,271,608	4,479,668

OPERATING EXPENSES:
Selling and administrative	3,569,740	3,160,060
Officers’ salaries	151,138	153,226
TOTAL	3,720,878	3,313,286

INCOME FROM OPERATIONS	550,730	1,166,382

OTHER INCOME (EXPENSE):
Interest income	1,537	410
Loss from equity method investments	(31,725)	(2,598)
Interest expense	(40,610)	(26,669)
TOTAL	(70,798)	(28,857)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	479,932	1,137,525

Provision for income taxes	137,406	381,243

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	342,526	756,282
Less: Net income attributable to the non-controlling interest in subsidiary	(61,663)	(78,970)

NET INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$280,863	$677,312

Basic and diluted earnings earnings per share	$.05	$.12

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	5,708,599	$6,494	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					189,768			187,768

Net income						677,312		677,312

Non-Controlling Interest							78,970	78,970

Balance, January 31, 2021	5,708,599	$6,494	925,331	$(4,633,560)	$18,119,492	$13,893,180	$1,303,873	$28,689,619

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Stock Compensation					189,768			189,768

Net income						280,863		280,863

Dividend to common shareholders						(399,000)		(399,000)
Non-Controlling Interest							61,663	61,663

Balance, January 3l, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,878,565	$14,353,085	$898,889	$29,503,613

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	2022	2021
OPERATING ACTIVITIES:

Net income	$342,526	$756,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	155,759	168,191
Stock-based compensation	189,768	189,768
Unrealized loss (gain) on commodities	66,767	(415,075)
Loss on equity method investments	31,726	2,598
Amortization of right to use asset	102,681	112,587
Deferred income taxes	(15,792)	180,649
Changes in operating assets and liabilities:
Accounts receivable	757,812	(399,548)
Inventories	(854,374)	1,403,694
Prepaid expenses and other current assets	(107,069)	(19,408)
Prepaid and refundable income taxes	3,750	85,114
Lease liability	(89,071)	(124,044)
Deposits and other assets	(68,757)	-
Accounts payable and accrued expenses	(1,897,340)	708,929
Income taxes payable	148,150	115,411
Net cash (used in) provided by operating activities	(1,233,464)	2,765,148

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(44,729)	(66,151)
Net cash used in investing activities	(44,729)	(66,151)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,600,000	910
Principal payments on note payable	(1,307)	(1,246)
Principal payments under bank line of credit	-	(2,845,000)
Net cash provided by (used in) financing activities	1,598,693	(2,845,336)

NET INCREASE (DECREASE) IN CASH	320,500	(146,339)

CASH, BEGINNING OF PERIOD	3,696,275	2,875,120

CASH, END OF PERIOD	$4,016,775	$2,728,781

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$36,853	$31,406
Income taxes paid	$1,298	$69

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The Company’s fiscal year ends on October 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended October 31, 2021. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2021 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2021 and notes thereto included in the Company’s fiscal 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 31, 2022 (the “2021 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

Significant Accounting Policy

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended January 31, 2022.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by product line in the three months ended January 31, 2022 and 2021

	January 31, 2022	January 31, 2021
Green	$6,951,573	$6,603,875
Packaged	$9,753,287	$11,529,962
Totals	$16,704,860	$18,133,837

NOTE 3 - INVENTORIES:

Inventories at January 31, 2022 and October 31, 2021 consisted of the following:

	January 31, 2022	October 31, 2021
Packed coffee	$2,181,987	$2,705,356
Green coffee	12,203,811	10,890,091
Roasters and parts	400,113	422,858
Packaging supplies	2,030,329	1,943,561
Totals	$16,816,240	$15,961,866

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2022	2021
Gross realized gains	$322,140	$261,987
Gross realized losses	(378,919)	(76)
Unrealized gain (loss)	(66,766)	415,075
Total	$(123,545)	$676,986

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement, among other things: (i) provided for a new maturity date of March 31, 2022 and (ii) decreased the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain substantially the same. On March 17, 2022, the Company reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of January 31, 2022 and October 31, 2021. The outstanding balance on the Company’s lines of credit were $5,400,850 and $3,800,850 as of January 31, 2022 and October 31, 2021, respectively.

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

As of January 31, 2022 and October 31, 2021, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2022 and October 31, 2021, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three months ended January 31, 2022 and 2021. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to these options being out of the money.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purported to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by us and by Pan American Coffee Co., LLC (“Pan American”), which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American were also named as defendants in the action. The complaint asserted a variety of claims under New York and California consumer protection laws, and sought unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. On September 28, 2021, the Court entered an order granting the Company’s motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by the Company’s packaging. The plaintiffs filed an appeal with the 7th Circuit Court of Appeals (the “Appeal”). After the Appeal was filed, the Company and the plaintiffs’ settled the matter during mediation in late January 2022 and the Appeal was dismissed.

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company is not named as a defendant in the action, but has agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and intends to vigorously support the customer in defending the action. On February 28, 2022, the Company and the plaintiff, in his individual capacity and not on behalf of a presumptive class, resolved the matter in principle and have reported the agreement in principle to the Massachusetts District Court. The parties are presently negotiating the final details of a settlement agreement to finalize the settlement.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $16,031 and $72,558 for the three months ended January 31, 2022 and for the year ended October 31, 2021, respectively.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2022	2021
Right-of-use operating lease assets	$3,443,105	$3,545,786

Current lease liability	311,475	340,400
Non-current lease liability	3,239,638	3,299,784
Total lease liability	$3,551,113	$3,640,184

The amortization of the right-of-use asset for the three months ended January 31, 2022 and 2021was $102,681 and $112,587, respectively.

Weighted average remaining lease term	11.1
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2022	$450,732
2023	492,385
2024	474,670
2025	354,528
2026	360,108
Thereafter	2,701,088
Total lease payments	$4,833,511
Less: imputed interest	(1,282,398)
Present value of operating lease liabilities	$3,551,113

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In September 2021, the Company extended its headquarters lease in Staten Island, New York through September 2036. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $2,025,316 as of October 31, 2021.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2022 and 2021 of $58,434 and $74,693, respectively, for the processing of finished goods.

An employee of one of the top five vendors is a director of the Company. Purchases from that vendor totaled approximately $1,159,000 and $734,000 for the three months ended January 31, 2022 and 2021 respectively. The corresponding accounts payable balance to this vendor was approximately $4,000 and $199,000 at January 31, 2022 and 2021, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $301,976 and $311,872 at January 31, 2022 and October 31, 2021, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at January 31, 2022 and October 31, 2021 were $301,976 and $311,872, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2022 and the year ended October 31, 2021.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three months ended January 31, 2022 or for the year ended October 31, 2021.

The Company recorded $189,768 of stock-based compensation for the three months ended January 31, 2022 and 2021.

The unrecognized stock compensation expense as of January 31, 2022 was approximately $216,052 and is expected to be recognized as compensation expense over the next two quarters.

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

To date, we have experienced disruption to our supply chain or distribution network, including the supply of green coffee beans, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our business partners. As a food producer, we are an essential service and almost all of our employees continue to work within our production and distribution facilities.

The COVID-19 pandemic has had a material adverse impact on our condensed consolidated financial statements for the three months ended January 31, 2022, and it has resulted, and is expected to continue to result for at least the near and immediate term, in significant economic disruptions and changes to consumer behaviors in the United States, which, has impacted and is expected to continue to negatively impact our business. Many of our customers who purchase green coffee from us for use in cafés, restaurants and food service operations, were forced to temporarily suspend or close operations, adversely impacting our sales to customers in that segment. However, as sales to the café, restaurant and food service segment decreased in the quarter, sales to large wholesaler and retail customers increased, as there was a shift in buying and consumption of coffee products to this segment.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended January 31, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on January 31, 2022 for the fiscal year ended October 31, 2021.

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

Net Sales. Net sales totaled $16,704,860 for the three months ended January 31, 2022, a decrease of $1,428,977, or 7.9%, from $18,133,837 for the three months ended January 31, 2021. The decrease in net sales was due to an approximately $1,323,000 decline in sales from our Generations/Steep N Brew subsidiary due to loss of customers.

Cost of Sales. Cost of sales for the three months ended January 31, 2022 was $12,433,252, or 74.4% of net sales, as compared to $13,654,169, or 75.3% of net sales, for the three months January 31, 2021. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales. On a percentage basis cost of sales decreased by 0.9% due to our favorable green coffee position in our inventory partially offset by higher costs of our packaging materials, specifically the cost of steel and the approximately $475,000 change in our open hedging positions.

Gross Profit. Gross profit for the three months ended January 31, 2022 amounted to $4,271,608 or 25.6% of net sales, as compared to $4,479,668 or 24.7% of net sales, for the three months ended January 31, 2021. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $407,592 to $3,720,878 for the three months ended January 31, 2022 from $3,313,286 for the three months ended January 31, 2021. Selling and administrative expenses increased by $409,680 and officers’ salaries decreased by $2,088. Operating expenses increased primarily due to increases of approximately $213,000 in professional fees, $55,000 in freight costs and $139,000 in labor costs, partially offset by decreases in various other operating expense categories

Other Income (Expense). Other expense for the three months ended January 31, 2022 was $70,798, an increase of $41,941 from $28,857 for the three months ended January 31, 2021. The increase in other expense was attributable to an increase in interest expense of $13,941, an increase in our loss from our equity investments of $29,127, partially offset by an increase in our interest income of $1,127, during the three months ended January 31, 2022.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2022 totaled $137,406 compared to a provision of $381,243 for the three months ended January 31, 2021. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2022 versus the income in the quarter ended January 31, 2021.

Net Income. We had net income of $280,863 or $0.05 per share basic and diluted, for the three months ended January 31, 2022 compared to net income of $677,312, or $0.12 per share basic and diluted for the three months ended January 31, 2021. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2022, we had working capital of $20,216,164, which represented a $232,729 increase from our working capital of $19,983,435 as of October 31, 2021. Our working capital increased primarily due to increases of $320,500 in cash, $854,374 in inventories, $107,069 in prepaid expenses and other current assets, decreases of $1,897,340 in accounts payable and accrued expenses, decreases of $76,852 in due to broker, decrease of $28,925 in lease liabilities – current portion, partially offset by decreases of $757,812 in accounts receivable, $143,619 in due from broker, $3,750 in prepaid and refundable taxes, increase of $1,600,000 in line of credit increase in dividend payable of $399,000 and $148,150 in income taxes payable. As of January 31, 2022, the outstanding balance on our line of credit was $5,400,850 compared to $3,800,850 as of October 31, 2021.

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

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). On March 17, 2022, we reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of January 31, 2022 and October 31, 2021.

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

For the three months ended January 31, 2022, our operating activities used net cash of $1,233,464 as compared to the three months ended January 31, 2021 when operating activities provided net cash of $2,765,148. The decreased cash flow from operations for the three months ended January 31, 2022 was primarily due to our paydown of our accounts payable and accrued expenses.

For the three months ended January 31, 2022, our investing activities used net cash of $44,729 as compared to the three months ended January 31, 2021 when net cash used by investing activities was $66,151. The decrease in our uses of cash in investing activities was due to our reduced purchases of machinery and equipment during the three months ended January 31, 2022.

For the three months ended January 31, 2022, our financing activities provided net cash of $1,598,693 compared to net cash used by financing activities of $2,845,336 for the three months ended January 31, 2021. The change in cash flow from financing activities for the three months ended January 31, 2022 was due to our credit line activity.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through at least the next twelve months from the date these consolidated financial statements were available to be issued, with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. During the year ended October 31, 2021, we identified inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information, or implement an appropriate level of segregation of duties which ultimately led us to conclude that this was a material weakness. Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to identifying and accounting for material contracts. This was evidenced by our failure to properly identify and account for a material lease amendment. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended January 31, 2022 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, management has identified material weaknesses as of that date. The identified material weaknesses related to inappropriate system access controls over the financial reporting system and failure to properly identify and account for a material lease amendment. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purported to represent a class of individuals who purchased coffee products at one of our supermarket customers, generally allege that such client sold private label coffee products manufactured by us and one of our partners, which falsely described the number of cups of coffee that could be made from the amount of product purchased. These parties were also named as defendants in the action. The complaint asserted a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and the company intends to vigorously defend the action. On September 28, 2021, the Court entered an order granting our motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by our packaging. The plaintiffs filed an appeal with the 7th Circuit Court of Appeals (the “Appeal”). After the Appeal was filed, we settled the matter during mediation in late January 2022 and the Appeal was dismissed.

A significant customer of ours was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by us which falsely described the number of cups of coffee that could be made from the amount of product purchased. We are not named as a defendant in the action, but we have agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and we intend to vigorously support the customer in defending the action. On February 28, 2022, the Company and the plaintiff, in his individual capacity and not on behalf of a presumptive class, resolved the matter in principle and have reported the agreement in principle to the Massachusetts District Court. The parties are presently negotiating the final details of a settlement agreement to finalize the settlement.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the Securities and Exchange Commission on January 31, 2022. There have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: March 17, 2022	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-25-