Form 10-Q
period 2022-07-31
COFFEE HOLDING CO INC
filed 2022-09-14
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 13, 2022.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2022	October 31, 2021
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,430,477	$3,696,275
Accounts receivable, net of allowances of $144,000 for 2022 and 2021	7,535,104	9,299,978
Inventories	19,239,461	15,961,866
Prepaid expenses and other current assets	707,643	542,224
Due from broker	417,685	725,000
Prepaid and refundable income taxes	652,995	75,952
TOTAL CURRENT ASSETS	29,983,365	30,301,295

Building machinery and equipment, net	3,628,921	2,662,628
Customer list and relationships, net of accumulated amortization of $263,069 and $237,131 for 2022 and 2021, respectively	421,931	447,869
Trademarks and tradenames	408,000	408,000
Non-compete, net of accumulated amortization of $74,250 and $69,300 for 2022 and 2021, respectively	24,750	29,700
Goodwill	2,488,785	2,488,785
Equity method investments	359,090	402,245
Investment - other	2,500,000	2,500,000
Deferred income tax asset - net	148,586	77,394
Right of Use Asset	3,287,758	3,545,786
Deposits and other assets	506,123	449,225
TOTAL ASSETS	$43,757,309	$43,312,927

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,872,467	$5,047,640
Line of credit – current portion	-	3,800,850
Lease liability – current portion	122,456	340,400
Note payable – current portion	4,200	4,200
Due to broker	439,247	708,321
Income taxes payable	1,500	416,449
TOTAL CURRENT LIABILITIES	5,439,870	10,317,860

Lease liabilities	3,299,951	3,299,784
Line of credit net of current portion	6,114,000	-
Note payable – long term	10,461	13,092
Deferred compensation payable	300,013	311,872
TOTAL LIABILITIES	15,164,295	13,942,608
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued as of July 31, 2022 and October 31, 2021; 5,708,599 shares outstanding as of July 31, 2022 and October 31, 2021	6,634	6,634
Additional paid-in capital	19,094,618	18,688,797
Retained earnings	14,117,370	14,471,222
Less: Treasury stock, 925,331 common shares, at cost as of July 31, 2022 and October 31, 2021	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	28,585,062	28,533,093
Non-controlling interest	7,952	837,226
TOTAL EQUITY	28,593,014	29,370,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,757,309	$43,312,927

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
NET SALES	$50,216,316	$46,236,708	$17,013,286	$13,634,313

COST OF SALES	40,806,381	35,061,947	13,867,710	10,708,461

GROSS PROFIT	9,409,935	11,174,761	3,145,576	2,925,852

OPERATING EXPENSES:
Selling and administrative	9,530,817	9,407,199	2,758,995	3,085,679
Officers’ salaries	449,375	460,501	147,099	153,638
TOTAL	9,980,192	9,867,700	2,906,094	3,239,317

(LOSS) INCOME FROM OPERATIONS	(570,257)	1,307,061	239,482	(313,465)

OTHER (EXPENSE) INCOME
Interest income	4,095	3,629	2	2,700
Loss from equity method investment	(43,154)	(7,369)	(7,354)	(3,454)
Interest expense	(143,393)	(48,710)	(53,100)	(5,202)
TOTAL	(182,452)	(52,450)	(60,452)	(5,956)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(752,709)	1,254,611	179,030	(319,421)

(Benefit) provision for income taxes	(188,626)	419,326	46,649	(91,003)

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(564,083)	835,285	132,381	(228,418)
Less: Net loss attributable to the non-controlling interest	609,231	72,020	-	101,367

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$45,148	$907,305	$132,381	$(127,051)

Basic and diluted (loss) earnings per share	$.01	$.16	$.02	$(.02)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Net income						677,312		677,312

Stock Compensation					189,768			189,768

Non-Controlling Interest							78,970	78,970

Balance, January 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,119,492	$13,893,180	$1,303,873	$28,689,619

Stock Compensation					189,769			189,769

Non-Controlling Interest							(49,623)	(49,623)

Net income						357,044		357,044

Balance, April 30, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,309,261	$14,250,224	$1,254,250	$29,186,809

Stock Compensation	-				189,768			189,768

Net loss						(127,051)		(127,051)

Non-Controlling Interest							(101,367)	(101,367)

Balance, July 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,499,029	$14,123,173	$1,152,883	$29,148,159

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Stock Compensation					189,768			189,768

Net income						280,863		280,863

Dividend to common shareholders						(399,000)		(399,000)
Non-Controlling Interest							61,663	61,663

Balance, January 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,878,565	$14,353,085	$898,889	$29,503,613

Stock Compensation					174,241			174,241

Net loss						(368,096)		(368,096)

Distribution to non-controlling interest							(220,043)	(220,043)

Non-Controlling Interest							(670,894)	(670,894)

Balance, April 30, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,052,806	$13,984,989	$7,952	$28,418,821
Stock Compensation					41,812			41,812

Net income						132,381		132,381

Balance, July 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$14,117,370	$7,952	$28,593,014

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	2022	2021
OPERATING ACTIVITIES:

Net (loss) income	$(564,083)	$835,285
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	421,661	504,280
Stock-based compensation	405,821	569,305
Unrealized loss (gain) on commodities	38,241	(315,569)
Loss on equity method investments	43,155	7,369
Write-off of accounts receivable	415,096	-
Write-down of obsolete inventory	718,353	-
Amortization of right of use asset	258,028	321,921
Deferred income taxes	(71,192)	4,849
Changes in operating assets and liabilities:
Accounts receivable	1,349,778	1,156,932
Inventories	(4,215,991)	750,468
Prepaid expenses and other current assets	(165,419)	(339,855)
Prepaid and refundable income taxes	(577,043)	92,597
Accounts payable and accrued expenses	(175,173)	1,048,073
Deposits and other assets	(68,757)	(128,353)
Change in lease liability	(217,777)	(367,458)
Income taxes payable	(414,949)	288,294
Net cash (used in) provided by operating activities	(2,820,251)	4,428,138

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(1,357,066)	(1,491,233)
Net cash used in investing activities	(1,357,066)	(1,491,233)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,027,654	2,515,563
Principal payments on note payable	(2,631)	(3,783)
Payment of dividend	(399,000)	-
Principal payments under bank line of credit	(714,504)	(3,812,385)
Net cash provided by (used in) financing activities	1,911,519	(1,300,605)

NET (DECREASE) INCREASE IN CASH	(2,265,798)	1,636,300

CASH, BEGINNING OF PERIOD	3,696,275	2,875,120

CASH, END OF PERIOD	$1,430,477	$4,511,420

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$136,682	$55,389
Income taxes paid	$519,229	$10,307

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of inventory by non-controlling interest	$220,043
Initial recognition of operating lease right of use asset	-	$65,999
Initial recognition of operating lease liabilities	-	$65,999

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

The Company during the quarter ended April 30, 2022 had begun a restructuring process with its Generations subsidiary. As part of this restructuring approximately $550,000 of its inventory was sold to the joint venture partner for $330,000 in cash and the balance was treated as a distribution to the non-controlling interest. As part of the restructuring process, the Company recorded a write-down of obsolete inventory of $718,353 and a write-off of accounts receivable of $415,096.

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

JULY 31, 2022

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

Significant Accounting Policy

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the three and nine months ended July 31, 2022.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by stream for the nine and three months ended July 31, 2022 and 2021.

	Nine Months Ended July 31, 2022	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2021	Three Months Ended July 31, 2021
Green	$21,163,637	$7,014,783	$18,054,298	$6,003,521
Packaged	$29,052,679	$9,998,503	$28,182,410	$7,630,792
Totals	$50,216,316	$17,013,286	$46,236,708	$13,634,313

NOTE 3 - INVENTORIES:

Inventories at July 31, 2022 and October 31, 2021 consisted of the following:

	July 31, 2022	October 31, 2021
Packed coffee	$2,620,028	$2,705,356
Green coffee	14,962,403	10,890,091
Roasters and parts	425,674	422,858
Packaging supplies	1,231,356	1,943,561
Totals	$19,239,461	$15,961,866

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2022	2021
Gross realized gains	$635,570	$288,785
Gross realized losses	-	(29,077)
Unrealized loss	(150,687)	(243,838)
Total	$484,883	$15,870

	Nine Months Ended July 31,
	2022	2021
Gross realized gains	$1,958,618	$791,897
Gross realized losses	(1,257,359)	(29,152)
Unrealized (loss) gain	(38,241)	315,569
Total	$663,018	$1,078,314

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

On March 13, 2020, the Company reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement, among other things: (i) provided for a new maturity date of March 31, 2022 and (ii) decreased the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain substantially the same. On June 28, 2022, the Company reached an agreement for a new loan modification agreement and credit facility with Webster Bank. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company was in compliance with all covenants as of July 31, 2022 and October 31, 2021. The outstanding balance on the Company’s lines of credit were $6,114,000 and $3,800,850 as of July 31, 2022 and October 31, 2021, respectively.

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

As of July 31, 2022 and October 31, 2021, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2022 and October 31, 2021, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

JULY 31, 2022

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the nine and three months ended July 31, 2022 and 2021. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to these options being out of the money.

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

JULY 31, 2022

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $56,038 and $72,558 for the nine months ended July 31, 2022 and for the year ended October 31, 2021, respectively.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2022	2021
Right-of-use operating lease assets	$3,287,758	$3,545,786

Current lease liability	122,456	340,400
Non-current lease liability	3,299,951	3,299,784
Total lease liability	$3,422,407	$3,640,184

The amortization of the right-of-use asset for the three months ended July 31, 2022 and 2021 was $78,079 and $95,766, respectively. The amortization of the right-of-use asset for the nine months ended July 31, 2022 and 2021 was $258,028 and $321,921, respectively.

Weighted average remaining lease term	11.0
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2022 remaining	$239,912
2023	499,377
2024	474,670
2025	354,528
2026	360,108
Thereafter	2,701,088
Total lease payments	$4,629,683
Less: imputed interest	(1,207,276)
Present value of operating lease liabilities	$3,422,407

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three and nine months ended July 31, 2022 and 2021 of $58,490 and $210,961 and $91,207 and $253,932, respectively, for the processing of finished goods.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $300,013 and $311,872 at July 31, 2022 and October 31, 2021, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at July 31, 2022 and October 31, 2021 were $300,013 and $311,872, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2022 and the year ended October 31, 2021.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three and nine months ended July 31, 2022 or for the year ended October 31, 2021.

The Company recorded $41,812 and $405,821 of stock-based compensation for the three and nine months ended July 31, 2022 and $189,768 and $569,305 for the three and nine months ended July 31, 2021.

Stock compensation expense was fully recognized as of July 31, 2022.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to acquire and invest in measures that are expected to increase net sales. In addition to our acquisitions, in October 2020, we entered into an agreement (the “ Jordre Well Agreement”) to become a 49% owner in The Jordre Well, a CBD beverage company (“The Jordre Well”). Under the terms of the Jordre Well Agreement, The Jordre Well will assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands that are intended to serve consumer demand for non-coffee CBD-infused beverages and products. We believe these efforts will allow us to expand our business.

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

COVID-19 Pandemic

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. However, we are classified as an essential business and our factories continued to operate with little to no impact from the pandemic-related closures.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on January 31, 2022 for the fiscal year ended October 31, 2021.

Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

Net Sales. Net sales totaled $17,013,286 for the three months ended July 31, 2022, an increase of $3,378,973, or 24.8%, from $13,634,313 for the three months ended July 31, 2021. The increase in net sales was due to an increase of sales to our legacy customers along with incremental sales to several significant new customers in the quarter.

Cost of Sales. Cost of sales for the three months ended July 31, 2022 was $13,867,710, or 81.5% of net sales, as compared to $10,708,461, or 78.5% of net sales, for the three months July 31, 2021. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales to our customers, increased prices of green coffee and packaging materials.

Gross Profit. Gross profit for the three months ended July 31, 2022 amounted to $3,145,576 or 18.5% of net sales, as compared to $2,925,852 or 21.5% of net sales, for the three months ended July 31, 2021. The decrease in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $333,223 to $2,906,094 for the three months ended July 31, 2022 from $3,239,317 for the three months ended July 31, 2021. Selling and administrative expenses decreased by $326,684 and officers’ salaries decreased by $6,539.

Other Income (Expense). Other expense for the three months ended July 31, 2022 was $60,452, an increase of $54,496 from $5,956 for the three months ended July 31, 2021. The increase in other expense was attributable to an increase in interest expense of $47,898 due to our additional advances, an increase in our loss from our equity investments of $3,900 and a decrease in our interest income of $2,698, during the three months ended July 31, 2022.

Income Taxes. Our provision for income taxes for the three months ended July 31, 2022 totaled $46,649 compared to a benefit of $91,003 for the three months ended July 31, 2021. The change was primarily attributable to the difference in the loss for the quarter ended July 31, 2022 versus the income in the quarter ended July 31, 2021.

Net (Loss) Income. We had net income of $132,381 or $0.02 per share basic and diluted, for the three months ended July 31, 2022 compared to a net loss of $127,051, or $(0.02) per share basic and diluted for the three months ended July 31, 2021. The increase in net income was due to the factors listed above.

Nine Months Ended July 31, 2022 Compared to the Nine Months Ended July 31, 2021

Net Sales. Net sales totaled $50,216,316 for the nine months ended July 31, 2022, an increase of $3,979,608, or 8.6%, from $46,236,708 for the nine months ended July 31, 2021. The increase in net sales was due to an increase of sales to our customers partially offset by a decrease in sales from our Generations/Steep N Brew subsidiary.

Cost of Sales. Cost of sales for the nine months ended July 31, 2022 was $40,806,381, or 81.3% of net sales, as compared to $35,061,947, or 75.8% of net sales, for the nine months July 31, 2021. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to increased prices of green coffee and packaging materials and the balance of our losses from our Generations/Steep N Brew subsidiary, which included obsolete inventory write-off of approximately $718,000.

Gross Profit. Gross profit for the nine months ended July 31, 2022 amounted to $9,409,935 or 18.7% of net sales, as compared to $11,174,761 or 24.2% of net sales, for the nine months ended July 31, 2021. The decrease in gross profit percentage was attributable to higher raw material costs and the impact of losses from our Generations/Steep N Brew subsidiary through April 30, 2022.

Operating Expenses. Total operating expenses increased by $112,492 to $9,980,192 for the nine months ended July 31, 2022 from $9,867,700 for the nine months ended July 31, 2021. Selling and administrative expenses increased by $123,618 and officers’ salaries decreased by $11,126. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs was offset by the increase in our freight costs and an increase of $415,096 in bad debt expense related to our Generations subsidiary.

Other Income (Expense). Other expense for the nine months ended July 31, 2022 was $182,452, an increase of $130,002 from $52,450 for the nine months ended July 31, 2021. The increase in other expense was attributable to an increase in interest expense of $94,683 due to additional advances on our line of credit, an increase in our loss from our equity investments of $35,785, partially offset by an increase in our interest income of $466, during the nine months ended July 31, 2022 as compared to the nine months ended July 31, 2021.

Income Taxes. Our benefit for income taxes for the nine months ended July 31, 2022 totaled $188,626 compared to a provision of $419,326 for the nine months ended July 31, 2021. The change was primarily attributable to the difference in the loss for the nine months ended July 31, 2022 versus the income in the nine months ended July 31, 2021.

Net (Loss) Income. We had net income of $45,148 or $0.01 per share basic and diluted, for the nine months ended July 31, 2022 compared to net income of $907,305, or $0.16 per share basic and diluted for the nine months ended July 31, 2021. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of July 31, 2022, we had working capital of $24,543,495, which represented a $4,560,060 increase from our working capital of $19,983,435 as of October 31, 2021. Our working capital increased primarily due to increases in inventory of $3,277,595, $165,419 in prepaid expenses and other current assets, $577,043 in prepaid and refundable taxes, decreases of $175,173 in accounts payable and accrued expenses, decrease of $3,800,850 in our line of credit current portion, decreases of $269,074 in due to broker, decrease of $217,944 in lease liabilities – current portion, and $414,949 in income taxes payable, partially offset by decreases of $2,265,798 in cash, $1,764,874 in accounts receivable, $307,315 in due from broker. As of July 31, 2022, the outstanding balance on our line of credit was $6,114,000 compared to $3,800,850 as of October 31, 2021.

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

On March 13, 2020, we reached an agreement for a new loan modification agreement and credit facility with Sterling. The terms of the new agreement among other things: (i) provides for a new maturity date of March 31, 2022 and (ii) decreases the interest rate per annum to LIBOR plus 1.75% (with such interest rate not to be lower than 3.50%). On June 28, 2022, we reached an agreement for a new loan modification agreement and credit facility with Webster Bank. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

Each of the A&R Loan Facility and A&R Loan Agreement contain covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. We were in compliance with all covenants as of July 31, 2022 and October 31, 2021.

Each of the A&R Loan Facility and the A&R Loan Agreement is secured by all of our tangible and intangible assets. Other than as amended and restated by the A&R Loan Agreement, the Company Financing Agreement and the OPTCO Financing Agreement remain in full force and effect.

For the nine months ended July 31, 2022, our operating activities used net cash of $2,820,251 as compared to the nine months ended July 31, 2021 when operating activities provided net cash of $4,428,138. The decreased cash flow from operations for the nine months ended July 31, 2022 was primarily due to our net loss, and the increase in our inventory.

For the nine months ended July 31, 2022, our investing activities used net cash of $1,357,066 as compared to the nine months ended July 31, 2021 when net cash used by investing activities was $1,491,233. The increase in our uses of cash in investing activities was due to our increased purchases of machinery and equipment during the nine months ended July 31, 2022.

For the nine months ended July 31, 2022, our financing activities provided net cash of $1,911,519 compared to net cash used by financing activities of $1,300,605 for the nine months ended July 31, 2021. The change in cash flow from financing activities for the nine months ended July 31, 2022 was due to our increased advances on our credit line.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. During the year ended October 31, 2021, we identified inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information, or implement an appropriate level of segregation of duties which ultimately led us to conclude that this was a material weakness. Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to identifying and accounting for material contracts. This was evidenced by our failure to properly identify and account for a material lease amendment. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended July 31, 2022 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purported to represent a class of individuals who purchased coffee products at one of our supermarket customers, generally allege that such client sold private label coffee products manufactured by us and one of our partners, which falsely described the number of cups of coffee that could be made from the amount of product purchased. These parties were also named as defendants in the action. The complaint asserted a variety of claims under New York and California consumer protection laws, and seeks unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and we intend to vigorously defend the action. On September 28, 2021, the Court entered an order granting our motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by our packaging. The plaintiffs filed an appeal with the 7th Circuit Court of Appeals (the “Appeal”). After the Appeal was filed, we settled the matter during mediation in late January 2022 and the Appeal was dismissed.

A significant customer of ours was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by us which falsely described the number of cups of coffee that could be made from the amount of product purchased. We are not named as a defendant in the action, but we have agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. We believe the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and we intend to vigorously support the customer in defending the action. On February 28, 2022, us and the plaintiff, in his individual capacity and not on behalf of a presumptive class, resolved the matter in principle and have reported the agreement in principle to the Massachusetts District Court. Subsequent to the end of the period, the parties finalized the details of a settlement agreement. The final settlement amount was immaterial to our operations and results from operation.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the Securities and Exchange Commission on January 31, 2022. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended October 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: September 14, 2022	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-26-