Form 10-K/A
period 2020-10-31
COFFEE HOLDING CO INC
filed 2023-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021, as amended on February 26, 2021 (collectively the “Original Annual Report”), as set forth in this Amendment No. 2 on Form 10-K/A (the “Form 10-K/A” or “Amended Annual Report”), to restate its financial statements and related disclosures as of and for the fiscal years ended October 31, 2020 and 2019.

Restatement Background

The Company has determined that it made certain errors in the presentation of net sales and cost of sales in its consolidated statements of operations in the Company’s financial statements during the fiscal years ended October 31, 2020 and 2019. The effect of these errors was to overstate net sales and cost of sales for the reported period. The Company has therefore found it necessary to restate its previously filed annual financial statements for the fiscal year ended October 31, 2020. The errors and the required restatement had no effect on the Company’s net income or earnings per share or other items in the consolidated statement of operations as of any reporting date and had no impact on the Company’s consolidated balance sheets, consolidated statements of changes in stockholders’ equity, or consolidated statements of cash flows.

This Amended Annual Report sets forth the Original Annual Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Annual Report, as appropriate, to reflect the restatement of the relevant periods have been amended:

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8, Financial Statements and Supplementary Data

●	Part II, Item 9A, Controls and Procedures

●	Part IV, Item 15, Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1 and 32.2). Except as discussed above and as further described in Note 3 in the Notes to Consolidated Financial Statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, except as set forth above, the Amended Annual Report does not reflect events occurring after the Original Annual Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Annual Report.

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of October 31, 2020, and its disclosure controls and procedures were not effective. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

The Company has amended its previously filed Annual Report on Form 10-K for the period affected by the restatement. Other financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2020 and 2019, approximately 27% and 28% of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $5.3 million, or 10%, in 2020, and $8.3 million, or 13%, in 2019, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Further, as described under “Explanatory Note” above, in January 2023, we determined that we made certain errors in the presentation of net sales and cost of sales in our consolidated statements of operations in our financial statements during the fiscal years ended October 31, 2020 and 2019. The effect of these errors was to overstate net sales and cost of sales for the reported period. We therefore found it necessary to restate our previously filed annual financial statements for the fiscal years ended October 31, 2020 and 2019. The errors and the required restatement had no effect on our net income (loss) or earnings (loss) per share or other items in the consolidated statement of operations as of any reporting date and had no impact on our consolidated balance sheets, consolidated statements of changes in stockholders’ equity, or consolidated statements of cash flows.

As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million and $9.9 million in our financial statements during the fiscal years ended October 31, 2020 and 2019, respectively. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, as part of the restatement, management concluded that, as of October 31, 2020, our internal control over financial reporting was not effective.

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

	For the Years Ended October 31,
	2020 (restated)	2019 (restated)	2018	2017	2016
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$66,032	$76,607	$90,655	$77,128	$78,948
Cost of sales	52,953	60,848	75,041	64,978	67,066
Gross profit	13,079	15,759	15,614	12,150	11,882
Operating expenses	13,904	15,219	13,213	10,927	8,019
(Loss) income from operations	(825)	540	2,401	1,223	3,863
Other income (expense)	447	(247)	(362)	(246)	(147)
(Loss) income before income taxes	(378)	293	2,039	977	3,716
(Benefit) provision for income taxes	(42)	29	505	244	1,366
Minority interest	242	(359)	(468)	(266)	(138)
Net (loss) income	$(94)	$(95)	$1,066	$467	$2,212
Net (loss) income per share – Basic & Diluted	$(0.02)	$(0.02)	$0.19	$0.08	$0.36

	At October 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per shares data)
Balance Sheet Data:
Total assets	$38,480	$39,687	$38,834	$40,132	$37,023
Short-term debt	5	7,168	6,330	8,408	6,958
Total liabilities	10,736	12,956	12,844	14,408	11,910
Stockholders’ equity	27,744	26,731	25,990	25,591	25,113
Book value per share	$4.86	$4.80	$4.67	$4.41	$4.28

	At October 31,
	2020	2019	2018	2017	2016
Per Common Share Data:
Basic & Diluted EPS	$(.02)	$(.02)	$.19	$.08	$(.36)
Cash dividends declared	$0	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended October 31, 2020 (Fiscal Year 2020) Compared to the Year Ended October 31, 2019 (Fiscal Year 2019) (restated)

Net Sales. Net sales totaled $66,031,953 for the fiscal year ended October 31, 2020, a decrease of $10,575,582, or 14%, from $76,607,535 for the fiscal year ended October 31, 2019. The decrease in net sales was due to the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industry as well as our customers in the food service space to either close or suspend their business operations during the period resulting in lost revenues from that segment of our customer base. Also, supermarket sales returned to more traditional levels, as the stockpiling in the second quarter of the year did not repeat for the remaining six months of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2020 was $52,953,064, or 80.2% of net sales, as compared to $60,848,203, or 79.4% of net sales, for the fiscal year ended October 31, 2019. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and increased cost of coffee.

Gross Profit. Gross profit for the fiscal year ended October 31, 2020 was $13,078,889, a decrease of $2,680,443 from $15,759,332 for the fiscal year ended October 31, 2019. Gross profit as a percentage of net sales decreased to 19.8% for the fiscal year ended October 31, 2020 from 20.6% for the fiscal year ended October 31, 2019. The decrease in gross profits resulted from a decrease in sales due to the COVID-19 pandemic and inventory adjustments resulting from such decreased sales, lost customers and outdated inventory during the year.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (restated)

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We specifically identified a combination of control deficiencies relating to the accuracy and completeness of our accounting for stock-based compensation awards, inventories at one of our subsidiaries, and intercompany eliminations, which constitute material weaknesses in internal control over financial reporting. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2020 in accordance with U.S. GAAP.

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

Based upon the assessment, our management concluded that our internal control over financial reporting was not effective as of October 31, 2020. During the years ended October 31, 2020 and 2019, our controls were inadequate to prevent and detect misstatements of stock based compensation awards and quantities of inventory at one of our subsidiaries.

Additionally, on January 24, 2023, we concluded, after discussion with management, that our financial statements inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations for the fiscal year ended October 31, 2020 and 2019. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million and $9.9 million in our financial statements during the fiscal years ended October 31, 2020 and 2019, respectively which required a restatement of the previously issued financial statements for the fiscal years ended October 31, 2020 and 2019. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, as part of the restatement, management concluded that, as of October 31, 2020, our internal control over financial reporting was not effective.

A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Remediation Plan for the Material Weaknesses

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

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

(a)	Exhibits (restated)

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 25, 2019).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Description of Capital Stock.***

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.22	Loan Modification Agreement and Waiver, dated March 23, 2018, by and by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

10.23	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.24	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.25

Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).

21.1	List of Significant Subsidiaries.***

23.1	Consent of Marcum LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

**Furnished herewith

*** Previously Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 16, 2023
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	March 16, 2023
David Gordon

/s/ Gerard DeCapua	Director	March 16, 2023
Gerard DeCapua

/s/ Daniel Dwyer	Director	March 16, 2023
Daniel Dwyer

/s/ Barry Knepper	Director	March 16, 2023
Barry Knepper

/s/ John Rotelli	Director	March 16, 2023
John Rotelli

/s/ George Thomas	Director	March 16, 2023
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the financial statements, the accompanying consolidated statements of operations for the years ended October 31, 2020 and 2019 and Note 10 have been restated.

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

New York, NY

February 16, 2021, except for the effects of the restatement disclosed in Notes 3 and 10, as to which the date is March 16, 2023

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

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020 (As restated)	2019 (As restated)
NET SALES	$66,031,953	$76,607,535

COST OF SALES (which includes purchases of approximately $5.3 million and $8.3 million in fiscal years 2020 and 2019, respectively, from a related party)	52,953,064	60,848,203

GROSS PROFIT	13,078,889	15,759,332

OPERATING EXPENSES:
Selling and administrative	13,223,207	14,504,707
Officers’ salaries	681,000	714,096
TOTAL	13,904,207	15,218,803

(LOSS) INCOME FROM OPERATIONS	(825,318)	540,529

OTHER INCOME (EXPENSE):
Interest income	3,354	11,046
Loss from equity method investment	(5,016)	(3,769)
Other income - PPP	634,400
Interest expense	(185,177)	(254,592)
TOTAL	447,561	(247,315)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(377,757)	293,214

(Benefit) provision for income taxes	(41,713)	29,208

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(336,044)	264,006
Less: Net loss (income) attributable to the non-controlling interest in subsidiary	241,743	(358,604)

NET (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(94,301)	$(94,598)

Basic and diluted (loss) per share	$(.02)	$(.02)

Weighted average common shares outstanding:
Basic and diluted	5,575,453	5,569,349

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

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:

Net (loss) income	$(336,044)	$264,006
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	741,503	742,637
Stock-based compensation	868,477	476,899
Unrealized loss (gain) on commodities	553,356	(123,077)
Loss on equity method investments	5,016	3,769
Deferred rent		(48,682)
Amortization of right to use asset	397,794
Deferred income taxes	(291,352)	(49,938)
Changes in operating assets and liabilities:
Accounts receivable	2,012,522	492,870
Inventories	1,738,232	(3,570,119)
Prepaid expenses and other current assets	97,380	(8,765)
Prepaid and refundable income taxes	240,629	(2,728)
Accounts payable and accrued expenses	(1,307,917)	(489,534)
Change in lease liability	(441,015)
Deposits and other assets	101,905	165,451
Income taxes payable	5,271	(1,405)
Net cash provided by (used in) operating activities	4,385,757	(2,148,616)

INVESTING ACTIVITIES:
Distribution of funds from deferred compensation plan	(101,905)	(154,273)
Purchases of machinery and equipment	(435,930)	(743,410)
Net cash used in investing activities	(537,835)	(897,683)

FINANCING ACTIVITIES:
Advances under bank line of credit	1,141,132	1,407,726
Principal payment on note payable	(4,440)	(70,255)
Principal payments under bank line of credit	(4,512,050)	(500,000)
Net cash (used in) provided by financing activities	(3,375,358)	837,471

NET INCREASE (DECREASE) IN CASH	472,564	(2,208,828)

CASH, BEGINNING OF YEAR	2,402,556	4,611,384

CASH, END OF YEAR	$2,875,120	$2,402,556

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

NOTE 1 - BUSINESS ACTIVITIES (cont’d):

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

NOTE 3 - RESTATEMENT:

The Company is restating its consolidated statement of operations for the years ended October 31, 2020 and 2019 to correct its accounting for certain intercompany transactions that should have been eliminated in consolidation. The restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 3 – RESTATEMENT (cont’d):

The effects of the adjustment on the Company’s previously issued October 31, 2020 and 2019 consolidated statement is summarized as follows:

Selected Consolidated Statement of Operations for the years ended October 31, 2020 and 2019.

	Previously Reported October 31, 2020	Increase (Decrease)	As Restated
Net Sales	$74,335,815	$(8,303,862)	$66,031,953
Cost of Sales	$(61,256,926)	$8,303,862	$(52,953,064)
Gross Profit	$13,078,889	$-	$13,078,889

	Previously Reported October 31, 2019	Increase (Decrease)	As Restated
Net Sales	$86,467,432	$(9,859,897)	$76,607,535
Cost of Sales	$(70,708,100)	$9,859,897	$(60,848,203)
Gross Profit	$15,759,332	$-	$15,759,332

NOTE 4 - INVENTORIES:

Inventories at October 31, 2020 and 2019 consisted of the following:

	2020	2019
Packed coffee	$3,590,709	$4,044,279
Green coffee	11,390,668	12,515,124
Roaster parts	381,617	419,077
Packaging supplies	1,739,999	1,862,745
Totals	$17,102,993	$18,841,225

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

NOTE 10 - ECONOMIC DEPENDENCY restated):

Approximately 26% of the Company’s sales were derived from six customers during the year ended October 31, 2020. These customers also accounted for approximately $2,076,000 or 28% of the Company’s accounts receivable balance at October 31, 2020. Approximately 22% of the Company’s sales were derived from five customers during the year ended October 31, 2019. These customers also accounted for approximately $3,109,000 or 33% of the Company’s accounts receivable balance at October 31, 2019. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts and other allowances that management believes will adequately provide for credit losses.

For the year ended October 31, 2020, approximately 27% of the Company’s purchases were from six vendors. These vendors accounted for approximately $468,000 of the Company’s accounts payable at October 31, 2020. For the year ended October 31, 2019, approximately 28% of the Company’s purchases were from six vendors. These vendors accounted for approximately $1,005,000 of the Company’s accounts payable at October 31, 2019. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line for the years ended October 31, 2020 and 2019.

	2020 (As previously reported)	2019 (As previously reported)	2020 (restated)	2019 (restated)
Green	$23,912,022	$32,849,195	$22,303,468	$29,269,761
Packaged	50,423,793	53,618,237	43,728,485	47,337,774

Totals	$74,335,815	$86,467,432	$66,031,953	$76,607,535

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

