Form 10-Q/A
period 2021-01-31
COFFEE HOLDING CO INC
filed 2023-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021 (the “Original Quarterly Report”), as set forth in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”), to restate its financial statements and related disclosures as of and for the fiscal quarter ended January 31, 2020.

Restatement Background

The Company has determined that it made certain errors in the presentation of net sales and cost of sales in its consolidated statements of operations in the Company’s financial statements during the fiscal year ended October 31, 2020. The effect of these errors was to overstate net sales and cost of sales for the reported period. The Company therefore has found it necessary to file this Amended Quarterly Report to adjust the comparative periods presented. The errors and the required restatement had no effect on the Company’s net income or earnings per share or other items in the consolidated statement of operations as of any reporting date and had no impact on the Company’s consolidated balance sheets, consolidated statements of changes in stockholders’ equity, or consolidated statements of cash flows.

This Amended Quarterly Report sets forth the Original Quarterly Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Quarterly Report have been amended:

●	Part I, Item 1, Financial Statements

●	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4, Controls and Procedures

●	Part II, Item 6, Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1 and 32.1). Except as discussed above and as further described in Note 2 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report.

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of January 31, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

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

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	2021	2020 (As restated)
NET SALES	$18,133,837	$17,127,043

COST OF SALES (which includes purchases of approximately $0.7 million and $1.3 million in fiscal years 2021 and 2020, respectively, from a related party)	13,654,169	14,012,289

GROSS PROFIT	4,479,668	3,114,754

OPERATING EXPENSES:
Selling and administrative	3,160,060	3,504,803
Officers’ salaries	153,226	170,250
TOTAL	3,313,286	3,675,053

INCOME (LOSS) FROM OPERATIONS	1,166,382	(560,299)

OTHER INCOME (EXPENSE):
Interest income	410	744
Loss from equity method investments	(2,598)	(1,311)
Interest expense	(26,669)	(55,734)
TOTAL	(28,857)	(56,301)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,137,525	(616,600)

Provision (benefit) for income taxes	381,243	(65,416)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	756,282	(551,184)
Less: Net income attributable to the non-controlling interest in subsidiary	(78,970)	(48,664)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$677,312	$(599,848)

Basic and diluted earnings (loss) earnings per share	$.12	$(.11)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICIES:

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

RESTATEMENT:

The Company is restating its condensed consolidated statement of operations for the quarter ended January 31, 2020 to correct its accounting for certain intercompany transactions that should have been eliminated in consolidation. The restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

The effects of the adjustment on the Company’s previously issued January 31, 2020 condensed consolidated statement is summarized as follows:

Selected Condensed Consolidated Statement of Operations for the quarter ended January 31, 2020

	Previously Reported	Increase (Decrease)	As Restated
Net Sales	$19,285,501	$(2,158,458)	$17,127,043
Cost of Sales	$(16,170,747)	$2,158,458	$(14,012,289)
Gross Profit	$3,114,754	$-	$3,114,754

Significant Accounting Policies

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The following summarizes the Company’s operating leases:

January 31, 2021

Right-of-use operating lease assets	$2,001,641
Current lease liability	$360,119
Non-current lease liability	$1,780,306

January 31, 2021

Average remaining lease term	3.1
Discount rate	4.75%

Maturities of lease liabilities by year for our operating leases are as follows:

2021	$456,558
2022	535,920
2023	531,807
2024	316,477
2025	168,288
Thereafter	434,744
Total lease payments	$2,443,794
Less: imputed interest	(303,369)
Present value of operating lease liabilities	$2,140,425

The aggregate cash payments under these leasing agreements was $150,153 for the three months ended January 31, 2021.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

(UNAUDITED)

NOTE 10 - ECONOMIC DEPENDENCY (restated):

Approximately 26% of the Company’s sales were derived from six customers during the three months ended January 31, 2021. These customers also accounted for approximately $2,404,000 of the Company’s accounts receivable balance at January 31, 2021. Approximately 27% of the Company’s sales were derived from six customers during the three months ended January 31, 2020. These customers also accounted for approximately $2,651,000 of the Company’s accounts receivable balance at January 31, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

For the three months ended January 31, 2021, approximately 29% of the Company’s purchases were from five vendors (of which one vendor was at 10%). These vendors accounted for approximately $748,000 of the Company’s accounts payable at January 31, 2021. For the three months ended January 31, 2020, approximately 29% of the Company’s purchases were from six vendors. These vendors accounted for approximately $633,000 of the Company’s accounts payable at January 31, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

The following table presents revenues by product line in the three months ended January 31, 2021 and 2020

	January 31, 2021	(As previously reported) January 31, 2020	(As restated) January 31, 2020
Green	$6,603,875	$6,785,576	$6,290,979
Packaged	$11,529,962	$12,499,925	$10,836,064
Totals	$18,133,837	$19,285,501	$17,127,043

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

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020 (restated)

Net Sales. Net sales totaled $18,133,837 for the three months ended January 31, 2021, an increase of $1,006,794, or 6%, from $17,127,043 for the three months ended January 31, 2020. The increase in net sales was due to the easing of the COVID-19 pandemic which caused many of our green coffee customers who service the restaurant and food service industries to reopen.

Cost of Sales. Cost of sales for the three months ended January 31, 2021 was $13,654,169, or 75.3% of net sales, as compared to $14,012,289, or 81.8% of net sales, for the three months January 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to favorable green coffee position and hedging.

Gross Profit. Gross profit for the three months ended January 31, 2021 amounted to $4,479,668 or 24.7% of net sales, as compared to $3,114,754 or 18.2% of net sales, for the three months ended January 31, 2020. The increase in gross profits was attributable to increased margins on our roasted and branded products partially due to the movement of lower cost green coffee inventory built up in previous quarters.

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

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES (restated)

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective due to multiple material weaknesses discussed below. Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended January 31, 2021.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, management has identified material weaknesses as of that date. The identified material weaknesses related to the accounting for stock-based compensation awards and inventories at one of our subsidiaries.

We further concluded, based upon our restatement, that our annual financial statements during the fiscal year ended October 31, 2020 inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations in our condensed consolidated financial statements for the three month period January 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS (restated).

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

Coffee Holding Co., Inc.

Date: March 16, 2023	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-29-