Form 10-Q/A
period 2021-04-30
COFFEE HOLDING CO INC
filed 2023-03-17
CIK 1007019

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2021 (the “Original Quarterly Report”), as set forth in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”), to restate its financial statements and related disclosures as of and for the fiscal quarter ended April 30, 2020.

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

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of April 30, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

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

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
		(As restated)		(As restated)
NET SALES	$32,602,395	$34,472,894	$14,468,558	$17,345,851

COST OF SALES	24,353,356	26,851,714	10,699,090	12,839,425

GROSS PROFIT	8,249,039	7,621,180	3,769,468	4,506,426

OPERATING EXPENSES:
Selling and administrative	6,321,651	6,960,526	3,161,686	3,455,723
Officers’ salaries	306,863	327,404	153,638	157,154
TOTAL	6,628,514	7,287,930	3,315,324	3,612,877

INCOME FROM OPERATIONS	1,620,525	333,250	454,144	893,549

OTHER INCOME (EXPENSE)
Interest income	929	2,696	519	1,952
Loss from equity method investment	(3,915)	(2,991)	(1,317)	(1,680)
Interest expense	(43,507)	(105,459)	(16,839)	(49,725)
TOTAL	(46,493)	(105,754)	(17,637)	(49,453)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,574,032	227,496	436,507	844,096

Provision for income taxes	510,329	89,351	129,086	154,767

NET INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	1,063,703	138,145	307,421	689,329
Less: Net (income) loss attributable to the non-controlling interest	(29,348)	(239,475)	49,623	(190,811)

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,034,355	$(101,330)	$357,044	$498,518

Basic and diluted earnings (loss) per share	$.18	$(.02)	$.06	$.09

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349	5,708,599	5,569,349

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICY:

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

RESTATEMENT:

The Company is restating its condensed consolidated statement of operations for the three and six months ended April 30, 2020 to correct its accounting for certain intercompany transactions that should have been eliminated in consolidation. The restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The effects of the adjustment on the Company’s previously issued April 30, 2020 condensed consolidated statement is summarized as follows:

Selected Condensed Consolidated Statement of Operations for the three months ended April 30, 2020.

	Previously Reported	Increase (Decrease)	As Restated
Net Sales	$20,095,876	$(2,750,025)	$17,345,851
Cost of Sales	$(15,589,450)	$2,750,025	$(12,839,425)
Gross Profit	$4,506,426	$-	$4,506,426

Selected Condensed Consolidated Statement of Operations for the six months ended April 30, 2020.

	Previously Reported	Increase (Decrease)	As Restated
Net Sales	$39,381,377	$(4,908,483)	$34,472,894
Cost of Sales	$(31,760,197)	$4,908,483	$(26,851,714)
Gross Profit	$7,621,180	$-	$7,621,180

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

The following table presents revenues by stream for the six and three months ended April 30, 2021 and 2020.

	Six Months Ended April 30, 2021	Three Months Ended April 30, 2021
Green	$12,050,777	$5,446,902
Packaged	$20,551,618	$9,021,656
Totals	$32,602,395	$14,468,558

	(As previously reported) Six Months Ended April 30, 2020	(As restated) Six Months Ended April 30, 2020	(As previously reported) Three Months Ended April 30, 2020	(As restated) Three Months Ended April 30, 2020
Green	$12,688,131	$11,548,684	$5,902,555	$5,257,705
Packaged	$26,693,246	$22,924,210	$14,193,321	$12,088,146
Totals	$39,381,377	$34,472,894	$20,095,876	$17,345,851

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

(UNAUDITED)

NOTE 9 - ECONOMIC DEPENDENCY (restated):

Approximately 23% and 24% of the Company’s sales were derived from six customers during the three and six months ended April 30, 2021, respectively. These customers also accounted for approximately $2,094,000 of the Company’s accounts receivable balance at April 30, 2021. Approximately 28% of the Company’s sales were derived from six customers during the three and six months ended April 30, 2020. These customers also accounted for approximately $3,557,000 of the Company’s accounts receivable balance at April 30, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Approximately 27% and 28% of the Company’s purchases were from six vendors for the three and six months ended April 30, 2021, respectively. These vendors accounted for approximately $386,000 of the Company’s accounts payable at April 30, 2021. Approximately 30% of the Company’s purchases were from six vendors for the three and six months ended April 30, 2020, respectively. These vendors accounted for approximately $971,000 of the Company’s accounts payable at April 30, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

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

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020 (restated)

Net Sales. Net sales totaled $14,468,558 for the three months ended April 30, 2021, a decrease of $2,877,293, or 16.6%, from $17,345,851 for the three months ended April 30, 2020. The decrease in net sales was due to multiple factors, including a decline of $5.2 million in sales of packed coffee. During April 2021 we experienced a 50% decline, as compared to April 2020, in production at our largest operating facility in Colorado. This reduction was due to supermarkets no longer building their inventories as they did in April 2020 during COVID-19 shutdowns. Further, we experienced a loss of approximately $750,000 in revenue as we dropped Aldi, Inc. (“Aldi”) as a customer due to unacceptably low net margins. The above losses were slightly offset by gains in sales to new private label accounts as well as an increase in sales of our flagship Café Caribe brand.

Cost of Sales. Cost of sales for the three months ended April 30, 2021 was $10,699,090, or 74% of net sales, as compared to $12,839,425, or 74% of net sales, for the three months April 30, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the three months ended April 30, 2021 amounted to $3,769,468 or 26% of net sales, as compared to $4,506,426 or 26% of net sales, for the three months ended April 30, 2020. The decrease in gross profit numerically was attributable to decreased sales for the quarter ended April 30, 2021 as compared to the quarter ended April 30, 2020.

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

Six Months Ended April 30, 2021 Compared to the Six Months Ended April 30, 2020 (restated)

Net Sales. Net sales totaled $32,602,395 for the six months ended April 30, 2021, a decrease of $1,870,499, or 5.4%, from $34,472,894 for the six months ended April 30, 2020. The decrease in net sales was due to multiple factors, including the continued loss of sales of packed coffee to our customers who have not fully re-opened due to COVID-19 restrictions. During April 2021 we experienced a 50% decline, as compared to April 2020, in production at our largest operating facility in Colorado. This reduction was due to supermarkets no longer building their inventories as they did in April 2020 during COVID-19 shutdowns. Further, we experienced a loss of approximately $750,000 in revenue as we dropped Aldi as a customer due to unacceptably low net margins.

Cost of Sales. Cost of sales for the six months ended April 30, 2021 was $24,353,356, or 74.7% of net sales, as compared to $26,851,714, or 77.9% of net sales, for the six months April 30, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the six months ended April 30, 2021 amounted to $8,249,039 or 25.3% of net sales, as compared to $7,621,092 or 22.1% of net sales, for the six months ended April 30, 2020. The increase in gross profit percentage was attributable to increased margins on our roasted and branded products partially due to the movement of lower cost green coffee inventory built up in previous quarters, partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Operating Expenses. Total operating expenses decreased by $659,416 to $6,628,514 for the six months ended April 30, 2021 from $7,287,930 for the six months ended April 30, 2020. Selling and administrative expenses decreased by $638,875 and officers’ salaries decreased by $20,541. Our efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the increase in our freight costs as the cost of truckload deliveries to our largest wholesale customers was up approximately 20% year over year.

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

We further concluded, based upon our restatement, that our annual financial statements during the fiscal year ended October 31, 2020 inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations in our condensed consolidated financial statements for the three and six month periods ended April 30, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations.

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