Form 10-Q/A
period 2021-07-31
COFFEE HOLDING CO INC
filed 2023-03-17
CIK 1007019

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

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2021 (the “Original Quarterly Report”), as set forth in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”), to restate its financial statements and related disclosures as of and for the fiscal quarter ended July 31, 2020.

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

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of July 31, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

PART I

ITEM 1 - FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$4,511,420	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	6,251,973	7,408,905
Inventories	16,352,525	17,102,993
Prepaid expenses and other current assets	830,101	490,246
Prepaid and refundable income taxes	52,708	145,305
TOTAL CURRENT ASSETS	27,998,727	28,022,569

Buildings, machinery and equipment, at cost, net of accumulated depreciation of $8,068,230 and $7,610,864 for 2021 and 2020, respectively	3,231,186	2,197,319
Customer list and relationships, net of accumulated amortization of $226,443 and $194,379 for 2021 and 2020, respectively	458,557	490,621
Trademarks and tradenames	1,488,000	1,488,000
Non-compete, net of accumulated amortization of $64,350 and $49,500 for 2021 and 2020, respectively	34,650	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	554,036	561,405
Deferred income tax asset	765,576	782,175
Right of use asset	1,615,418	2,114,228
Deposits and other assets	441,688	285,548
TOTAL ASSETS	$39,076,623	$38,480,150

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,084,170	$3,036,097
Line of credit - current portion	2,500,000	-
Lease liability - current portion	406,876	484,163
Note payable - current portion	4,200	5,075
Due to broker	136,756	452,325
Income taxes payable	293,665	5,371
TOTAL CURRENT LIABILITIES	7,425,667	3,983,031

Deferred income tax liabilities	870,832	882,582
Line of credit net of current portion	-	3,796,822
Lease liability net of current portion	1,313,246	1,780,306
Note payable net of current portion	14,384	17,292
Deferred compensation payable	304,335	276,548
TOTAL LIABILITIES	9,928,464	10,736,581
Commitments and Contingencies (see Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,499,029	17,929,724
Retained earnings	14,123,173	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	27,995,276	26,518,666
Non-controlling interest	1,152,883	1,224,903
TOTAL STOCKHOLDERS’ EQUITY	29,148,159	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,076,623	$38,480,150

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
		(As restated)		(As restated)
NET SALES	$46,236,708	$49,984,489	$13,634,313	$15,511,595

COST OF SALES	35,061,947	38,536,782	10,708,461	11,685,068

GROSS PROFIT	11,174,761	11,447,707	2,925,852	3,826,527

OPERATING EXPENSES:
Selling and administrative	9,407,199	10,042,512	3,085,679	3,081,985
Officers’ salaries	460,501	497,654	153,638	170,250
TOTAL	9,867,700	10,540,166	3,239,317	3,252,235

INCOME (LOSS) FROM OPERATIONS	1,307,061	907,541	(313,465)	574,292

OTHER INCOME (EXPENSE)
Interest income	3,629	2,944	2,700	247
Loss from equity method investment	(7,369)	(4,539)	(3,454)	(1,547)
Interest expense	(48,710)	(150,742)	(5,202)	(45,283)
TOTAL	(52,450)	(152,337)	(5,956)	(46,583)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,254,611	755,204	(319,421)	527,709

Provision for (benefit) from income taxes	419,326	250,804	(91,003)	161,454

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	835,285	504,400	(228,418)	366,255
Less: Net (income) loss attributable to the non-controlling interest	72,020	(214,406)	101,367	25,069

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$907,305	$289,994	$(127,051)	$391,324

Basic and diluted earnings (loss) per share	$0.16	$0.05	$(0.02)	$0.07

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,569,349	5,708,599	5,569,349

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

RESTATEMENT:

The Company is restating its condensed consolidated statement of operations for the six and nine months ended July 31, 2020 to correct its accounting for certain intercompany transactions that should have been eliminated in consolidation. The restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

The effects of the adjustment on the Company’s previously issued July 31, 2020 condensed consolidated statement is summarized as follows:

Selected Condensed Consolidated Statement of Operations for the quarter ended July 31, 2020

	Previously Reported	Increase (Decrease)	As Restated
Net Sales	$17,344,009	$(1,832,414)	$15,511,595
Cost of Sales	$(13,517,482)	$1,832,414	$(11,685,068)
Gross Profit	$3,826,527	$-	$3,826,527

Selected Condensed Consolidated Statement of Operations for the nine months ended July 31, 2020

	Previously Reported	Increase (Decrease)	As Restated
Net Sales	$56,725,386	$(6,740,897)	$49,984,489
Cost of Sales	$(45,277,679)	$6,740,897	$(38,536,782)
Gross Profit	$11,447,707	$-	$11,447,707

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by stream for the nine and three months ended July 31, 2021 and 2020.

	Nine Months Ended July 31, 2021	Three Months Ended July 31, 2021
Green	$18,054,298	$6,003,521
Packaged	28,182,410	7,630,792
Totals	$46,236,708	$13,634,313

	(As previously reported) Nine Months Ended July 31, 2020	(Restated) Nine Months Ended July 31, 2020	(As previously reported) Three Months Ended July 31, 2020	(Restated) Three Months Ended July 31, 2020
Green	$18,453,377	$17,000,407	$5,765,246	$5,451,723
Packaged	38,272,009	32,984,082	11,578,763	10,059,872
Totals	$56,725,386	$49,984,489	$17,344,009	$15,511,595

NOTE 3 - INVENTORIES:

Inventories at July 31, 2021 and October 31, 2020 consisted of the following:

	July 31, 2021	October 31, 2020
Packed coffee	$3,405,572	$3,590,709
Green coffee	10,897,817	11,390,668
Roasters and parts	422,583	381,617
Packaging supplies	1,626,553	1,739,999
Totals	$16,352,525	$17,102,993

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

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

JULY 31, 2021

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

(UNAUDITED)

NOTE 9 - ECONOMIC DEPENDENCY (restated) :

Approximately 21% and 23% of the Company’s sales were derived from six customers during the three and nine months ended July 31, 2021, respectively. These customers also accounted for approximately $1,297,343 of the Company’s accounts receivable balance at July 31, 2021. Approximately 23% and 27% of the Company’s sales were derived from six customers during the three and nine months ended July 31, 2020, respectively. These customers also accounted for approximately $1,907,000 of the Company’s accounts receivable balance at July 31, 2020. Concentration of credit risk with respect to other trade receivables is limited due to the short payment terms generally extended by the Company, by ongoing credit evaluations of customers, and by maintaining an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Approximately 50% and 34% of the Company’s purchases were from six vendors for the three and nine months ended July 31, 2021, respectively. These vendors accounted for approximately $718,000 of the Company’s accounts payable at July 31, 2021. Approximately 27% and 29% of the Company’s purchases were from six vendors for the three and nine months ended July 31, 2020, respectively. These vendors accounted for approximately $508,000 of the Company’s accounts payable at July 31, 2020. Management does not believe the loss of any one vendor would have a material adverse effect of the Company’s operations due to the availability of many alternate suppliers.

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

Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020 (restated)

Net Sales. Net sales totaled $13,634,313 for the three months ended July 31, 2021, a decrease of $1,877,282, or 12.1%, from $15,511,595 for the three months ended July 31, 2020. The decrease in net sales was due to multiple factors, including a 35% decline in cases shipped from our largest production facility in Colorado, as sales to supermarket and wholesale accounts declined significantly during the quarter due to the post Covid-19 demand along with an approximately $1,400,000 decline in sales from our Generations/Steep N Brew subsidiary.

Cost of Sales. Cost of sales for the three months ended July 31, 2021 was $10,708,461, or 78.5% of net sales, as compared to $11,685,068, or 75.3% of net sales, for the three months July 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the three months ended July 31, 2021 amounted to $2,925,852 or 21.5% of net sales, as compared to $3,826,527 or 24.7% of net sales, for the three months ended July 31, 2020. The decrease in gross profit percentage was attributable to decreased margins on our roasted and branded products due to higher packaging and green coffee costs as most of our wholesale and retail accounts were still operating under the pricing structures in place prior to the rise in green coffee prices towards the end of the quarter which was partially offset by higher selling prices at the end of the quarter to our green coffee customers.

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

Nine Months Ended July 31, 2021 Compared to the Nine Months Ended July 31, 2020 (restated)

Net Sales. Net sales totaled $46,236,708 for the nine months ended July 31, 2021, a decrease of $3,747,781, or 7.5%, from $49,984,489 for the nine months ended July 31, 2020. The decrease in net sales was due to multiple factors, including an approximate $2,500,000 decrease in sales from our Generations/Steep N Brew subsidiary, a decline in sales of green coffee during the first half of the year as many of our customers remained closed or impaired by continued COVID-19 restrictions as well as a decline in sales to supermarkets on private label products during the quarter.

Cost of Sales. Cost of sales for the nine months ended July 31, 2021 was $35,061,947, or 75.8% of net sales, as compared to $38,536,782, or 77.1% of net sales, for the nine months July 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by higher packaging costs due to increases in materials, most notably steel for our cans.

Gross Profit. Gross profit for the nine months ended July 31, 2021 amounted to $11,174,761 or 24.2% of net sales, as compared to $11,447,707 or 22.9% of net sales, for the nine months ended July 31, 2020. The decrease in gross profit percentage was attributable to decreased margins on our roasted and branded products due to higher packaging and green coffee costs as most of our wholesale and retail accounts were still operating under the pricing structures in place prior to the rise in green coffee prices towards the end of the quarter which was partially offset by higher selling prices at the end of the quarter to our green coffee customers.

Operating Expenses. Total operating expenses decreased by $672,466 to $9,867,700 for the nine months ended July 31, 2021 from $10,540,166 for the nine months ended July 31, 2020. Selling and administrative expenses decreased by $635,313 and officers’ salaries decreased by $37,153. Our continued efforts to control costs through the elimination of redundancy in our operations and the elimination of certain unnecessary variable costs were the primary reasons for this decrease. These efforts were partially offset by the continued increase in our freight costs as the cost of truckload and LTL (less than full truckloads) deliveries to our largest wholesale customers was up approximately 20% year over year.

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

Liquidity and Capital Resources

As of July 31, 2021, we had working capital of $20,573,060, which represented a $3,466,478 decrease from our working capital of $24,039,538 as of October 31, 2020, and total stockholders’ equity of $27,995,276 which increased by $1,476,610 from our total stockholders’ equity of $26,518,666 as of October 31, 2020. Our working capital decreased primarily due to decreases of $1,156,932 in accounts receivable, $750,468 in inventories, $92,597 in prepaid and refundable income taxes, increases of $1,048,073 in accounts payable and accrued expenses, increases in our line of credit - current portion of $2,500,000, increases of $288,294 in income taxes payable, partially offset by increase of $1,636,300 in cash, $339,855 in prepaid expenses, decreases in lease liability - current portion of $77,287, note payable - current portion of $875, and due to broker of $315,569. As of July 31, 2021, the outstanding balance on our line of credit was $2,500,000 compared to $3,796,822 as of October 31, 2020.

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

We further concluded, based upon our restatement, that our annual financial statements during the fiscal year ended October 31, 2020 inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations in our condensed consolidated financial statements for the three and nine month period ended July 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations.

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