Form 10-K/A
period 2021-10-31
COFFEE HOLDING CO INC
filed 2023-03-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of January 31, 2023, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended October 31, 2021, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Coffee Holding Co., Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2022 (collectively the “Original Annual Report”), as set forth in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or “Amended Annual Report”), to include a new audit report for the fiscal year ended October 31, 2021 of Marcum LLP, the Company’s independent registered public accounting firm, to replace the audit report for the fiscal year ended October 31, 2021 of EisnerAmper LLP, the Company’s prior independent registered public accounting firm, which provided the audit report that was included in the Original Annual Report.

This Amended Annual Report sets forth the Original Annual Report, as modified and superseded where necessary to reflect certain updates and related internal control considerations. Accordingly, the following items included in the Original Annual Report have been amended:

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8, Financial Statements and Supplementary Data

●	Part II, Item 9A, Controls and Procedures

●	Part IV, Item 15, Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1 and 32.2). Except as discussed above and as further described in Note 1 in the Notes to Consolidated Financial Statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, except as set forth above, the Amended Annual Report does not reflect events occurring after the Original Annual Report or modify or update those disclosures affected by subsequent events, other than events described in Note 12 to our consolidated financial statements included herein.

Other financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

New Audit Report

As stated above, included in the Amended Annual Report is a new audit report of Marcum LLP, the Company’s independent registered public accounting firm, to replace the audit report for the fiscal year ended October 31, 2021 of EisnerAmper LLP, the Company’s prior independent registered public accounting firm, which provided the audit report that was included in the Original Annual Report.

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

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. For the fiscal years ended 2021 and 2020, approximately 34% and 26% of all of our green coffee purchases were from five suppliers. One of these suppliers, Rothfos Corporation, accounted for approximately $3.1 million, or 6%, in 2021, and $5.3 million, or 10%, in 2020, of our total product purchases. An employee of Rothfos Corporation is one of our directors. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier, including Rothfos, would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Adverse global conditions, including economic uncertainty, may negatively impact our financial results. Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business. In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the ongoing conflict between Russian and Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

If our goodwill, indefinitely lived intangible assets, or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings. GAAP requires us to test for goodwill and indefinite lived intangible asset impairment at least annually. In addition, we review our goodwill, indefinitely lived intangible assets, and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite lived intangible assets, or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. The results of our review showed an impairment for the years ended October 31, 2021. We recorded impairment of two of our trademarks totaling $1,080,000 as the carrying amount of these trademarks exceeded the respective fair values on the test date, which was determined using a relief from royalty method.

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

In January 2023, we determined that we made certain errors in the presentation of net sales and cost of sales in our consolidated statements of operations in our financial statements during the fiscal year ended October 31, 2020. The effect of these errors was to overstate net sales and cost of sales for the reported period. We therefore found it necessary to restate our previously filed annual financial statements for the fiscal year ended October 31, 2020. The errors and the required restatement had no effect on our net income or earnings per share or other items in the consolidated statement of operations as of any reporting date and had no impact on our consolidated balance sheets, consolidated statements of changes in stockholders’ equity, or consolidated statements of cash flows.

As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million in our financial statements during the fiscal year ended October 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, as part of the restatement, management concluded that, as of October 31, 2020, our internal control over financial reporting was not effective.

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

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally allege that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company is not named as a defendant in the action, but has agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The Company believes the allegations in the complaint are wholly without merit and that the claims asserted are legally deficient, and intends to vigorously support the customer in defending the action. On February 28, 2022,the Company and the plaintiff, in his individual capacity and not on behalf of a presumptive class, resolved the matter in principle and have reported the agreement in principle to the Massachusetts District Court. After the end of the period, the parties finalized the details of a settlement agreement. The final settlement amount was immaterial to the Company’s operations and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “JVA.” Except as set forth in Note 13, Subsequent Events, to our financial statements, we do not currently pay cash dividends on our common stock. Our board of directors does not have any intention of paying a dividend in the future.

As of January 31, 2023, we had 170 holders of record.

ITEM 6.	SELECTED FINANCIAL DATA

Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-K/A and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	the success of our joint ventures;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the potential adverse impact of the COVID-19 pandemic on our operations and results, including as a result of the loss of adequate labor, any prolonged closures, or series of temporary closures, of our supply chain, or changes in consumer behaviors, when stay-at-home restriction orders are lifted and/or as a result of the COVID-19 pandemic’s impact on financial markets and economic conditions;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of green coffee, as a result of COVID-19 or otherwise;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the restatement of previously issued financial statements;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”). 22

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

Recent Events

On September 29, 2022, we entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of our common stock will be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”).

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

Year Ended October 31, 2021 (Fiscal Year 2021) Compared to the Year Ended October 31, 2020 (Fiscal Year 2020)

Net Sales. Net sales totaled $63,922,402 for the fiscal year ended October 31, 2021, a decrease of $2,109,551, or 3%, from $66,031,953 for the fiscal year ended October 31, 2020. The decrease in net sales was due to the loss of customers and operational difficulties in our joint venture Generations Coffee. The other segments of our business managed to maintain their market share during the COVID-19 pandemic.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2021 was $47,901,126, or 75% of net sales, as compared to $52,953,064, or 80% of net sales, for the fiscal year ended October 31, 2020. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales and our hedging of green coffee costs, partially offset by higher freight and labor costs.

Gross Profit. Gross profit for the fiscal year ended October 31, 2021 was $16,021,276, an increase of $2,942,387 from $13,078,889 for the fiscal year ended October 31, 2020. Gross profit as a percentage of net sales increased to 25% for the fiscal year ended October 31, 2021 from 20% for the fiscal year ended October 31, 2020. The increase in gross profits was attributable to increased margins on our roasted and branded products and green coffee sales in the last part of the year, partially due to the movement of lower cost green coffee inventory built up in previous quarters, which was partially offset by higher freight and labor costs.

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

Liquidity and Capital Resources

As of October 31, 2021, we had working capital of $23,784,285, which represented a $255,253 decrease from our working capital of $24,039,538 as of October 31, 2020. Our working capital decreased primarily due to decreases of $1,141,127 in inventory and $69,353 in prepaid and refundable taxes, increases of $2,011,542 in accounts payable and accrued expenses, $3,799,975 in our short term borrowings, $411,078 in income taxes payable, partially offset by increases of $821,155 in cash, $1,891,073 in accounts receivable, $469,004 in due from broker, $51,978 in prepaid expenses and other current assets and a decrease of $143,763 in lease liability – current portion. As of October 31, 2021, the outstanding balance on our line of credit was $3,800,850 compared to $3,796,822 as of October 31, 2020.

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

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through February 28, 2023 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K/A.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective for the reasons stated below. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2021 in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting.. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2021 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock based compensation awards and quantities of inventory at one of our subsidiaries. Management has determined that this is a control deficiency that constitutes a material weakness.

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

Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to physical custody of certain hardware, electronic and hard copy records of Generations Coffee and its component operation known as Steep and Brew following the Company relocation or vacating of certain premises used in the operations of that business unit. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness.

Additionally, on January 24, 2023, we concluded, after discussion with management, that our financial statements inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations for the fiscal year ended October 31, 2020. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million in our financial statements during the fiscal year ended October 31, 2020 which required a restatement of the previously issued financial statements for the fiscal year ended October 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, as part of the restatement, management concluded that, as of October 31, 2020, our internal control over financial reporting was not effective.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in the fiscal year 2021 form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods.

Remediation Plan for the Material Weakness (as restated).

To remediate the material weakness identified above, we are initiating controls and procedures in order to:

●	educating control owners concerning the principles and requirements of each control, with a focus on those related to user access to our financial reporting systems impacting financial reporting;
●	developing and maintaining documentation to promote knowledge transfer upon personnel and function changes;
●	developing enhanced controls and reviews related to our financial reporting systems;
●	performing an in-depth analysis of who should have access to perform key functions within our financial reporting system that impact financial reporting and redesigning aspects of the system to better allow the access rights to be implemented;
●	cross referencing analysis to be completed on a quarterly basis; and
●	Implementing additional levels of internal review of financial statements and any adjustments made thereto.

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

Changes in Control Over Financial Reporting. Other than the material weaknesses as described above, based on the evaluation of our management we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amended Form 10-K/A, we plan to enhance our existing monitoring and review controls over the preparation of financial statements.

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

The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-24 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

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

10.6	Lease, dated September 22, 2021, by and between Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC.

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of goodwill and indefinite lived intangible assets

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more than likely than not that the carrying amounts exceed the fair values. Depending on the outcome of the qualitative assessment, the Company may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the assessment date. The quantitative annual assessment of indefinite lived intangible assets was performed at the asset level by the Company as of October 31, 2021 and the quantitative annual assessment of goodwill was performed at the reporting unit level, for which the Company has determined it operates as one single reporting unit, as of October 31, 2021. The significant estimates and assumptions in these assessments include the royalty rate, projected future cash flows, and the discount rate.

We identified the Company’s impairment of goodwill and indefinite lived intangible assets as a critical audit matter. Evaluating the Company’s assumptions in determining whether there was an impairment over goodwill and indefinite lived intangible assets required a high degree of complex auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to accounting for impairment of goodwill and indefinite lived intangible assets to address this critical audit matter included the following:

●	We gained an understanding of the Company’s process to identify and account for impairment of goodwill and indefinite lived intangible assets.
●	We tested management’s process for developing the fair value estimates.
●	We evaluated the appropriateness of the valuation models used in management’s estimates.
●	We tested the completeness accuracy and relevance of underlying data used in the models.
●	We evaluated the reasonableness of the assumptions used by management.
●	We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of revenue growth rates, discount rates and royalty rates.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2013 to 2021 and subsequently reappointed as the Company’s auditor in 2022.

New York, New York

March 16, 2023

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2021 AND 2020

	2021	2020

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$3,696,275	$2,875,120
Accounts receivable, net of allowances of $144,000 for 2021 and 2020	9,299,978	7,408,905
Inventories	15,961,866	17,102,993
Due from broker	725,000	657,325
Prepaid expenses and other current assets	542,224	490,246
Prepaid and refundable income taxes	75,952	145,305
TOTAL CURRENT ASSETS	30,301,295	28,679,894

Building machinery and equipment, net	2,662,628	2,197,319
Customer list and relationships, net of accumulated amortization of $237,131 and $194,379 for 2021 and 2020, respectively	447,869	490,621
Trademarks and tradenames	408,000	1,488,000
Non-compete, net of accumulated amortization of $69,300 and $49,500 for 2021 and 2020, respectively	29,700	49,500
Goodwill	2,488,785	2,488,785
Equity method investments	402,245	561,405
Investment - other	2,500,000	-
Right of use asset	3,545,786	2,114,228
Deferred income tax assets - net	77,394	-
Deposits and other assets	449,225	285,548
TOTAL ASSETS	$43,312,927	$38,355,300

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,047,640	$3,036,097
Due to broker	708,321	1,109,650
Note payable – current portion	4,200	5,075
Lease liability – current portion	340,400	484,163
Income taxes payable	416,449	5,371
TOTAL CURRENT LIABILITIES	6,517,010	4,640,356

Deferred income tax liabilities - net	-	100,407
Line of credit	3,800,850	3,796,822
Lease liabilities	3,299,784	1,780,306
Note payable – long term	13,092	17,292
Deferred compensation payable	311,872	276,548
TOTAL LIABILITIES	13,942,608	10,611,731
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2021 and 2020; 5,708,599 shares outstanding for 2021 and 2020	6,634	6,634
Additional paid-in capital	18,688,797	17,929,724
Retained earnings	14,471,222	13,215,868
Less: Treasury stock, 925,331 common shares, at cost for 2021 and 2020	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	28,533,093	26,518,666
Non-controlling interest	837,226	1,224,903
TOTAL EQUITY	29,370,319	27,743,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,312,927	$38,355,300

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
NET SALES	$63,922,402	$66,031,953

COST OF SALES (which includes purchases of approximately $3.1 million and $5.3 million in fiscal years 2021 and 2020, respectively, from a related party)	47,901,126	52,953,064

GROSS PROFIT	16,021,276	13,078,889

OPERATING EXPENSES:
Selling and administrative	12,883,328	13,223,207
Trademark impairment	1,080,000	-
Officers’ salaries	612,793	681,000
TOTAL	14,576,121	13,904,207

INCOME (LOSS) FROM OPERATIONS	1,445,155	(825,318)

OTHER INCOME (EXPENSE):
Interest income	7,658	3,354
Loss from equity method investment	(159,160)	(5,016)
Gain on forgiveness of PPP loan	-	634,400
Interest expense	(85,796)	(185,177)
TOTAL	(237,298)	447,561

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	1,207,857	(377,757)

Provision for (benefit from) for income taxes	340,180	(41,713)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	867,677	(336,044)
Plus: Net loss attributable to the non-controlling interest in subsidiary	387,677	241,743

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$1,255,354	$(94,301)

Basic and diluted earnings (loss) per share	$0.22	$(.02)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,575,453

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2021 AND 2020

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2019	5,569,349	$6,494	925,331	$(4,633,560)	$16,580,974	$13,310,169	$1,466,646	$26,730,723

Stock Compensation					868,477			868,477

Stock issuance-equity investment	139,250	140			480,273			480,413

Non-Controlling interest							(241,743)	(241,743)

Net loss						(94,301)		(94,301)

Balance, October 31, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					759,073			759,073

Non-Controlling Interest							(387,677)	(387,677)

Net income						1,255,354		1,255,354

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

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

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada and certain countries in Asia. Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers. The Company’s unprocessed green coffee, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia, Canada, England and China.

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

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian was against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the year ended October 31, 2021, at this time the Company is unable to fully assess the aggregate impact the Russian was against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s customers, and actions that may be taken by governmental authorities related to the war.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 1 - BUSINESS ACTIVITIES (cont’d):

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

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods, Sonofresco and Steep & Brew which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2021 and 2020 was $67,522, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have an indefinite useful life. Goodwill and trademarks are not amortized but are tested for impairment at least annually or upon the occurrence of an event or when circumstances indicate that the carrying amount of goodwill and trademarks is greater than its fair value. For purposes of evaluating goodwill for impairment, the Company has determined it operates as one single reporting unit based on the Company’s internal reporting structure, the level at which discrete financial information is available and for which operating results are reviewed. The Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more likely than not that the carrying amounts exceed the fair values. Depending on the outcome of our qualitative assessment, we may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the assessment date. The most significant assumptions used in these impairment tests were the royalty rates, the projections used to determine the future cashflows, and the discount rate applied to those future cashflows. For the years ending October 31, 2021 and 2020, no impairment charges were recorded to the carrying value of goodwill and the reporting unit has a fair value in excess of its carrying value by approximately 4% as of October 31, 2021. For the year ended October 31, 2021, we recorded impairment on two of our trademarks as the carrying amount of these trademarks exceeded the respective fair values on the test date which were determined using a relief from royalty method. These impairments were due to a change in the estimated future revenues relating to these trademarks. The impairment expense totaled $1,080,000 for the year ended October 31, 2021.

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

EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has issued 1,000,000 options that are outstanding which have not been included in the calculation of diluted earnings per share because they were anti-dilutive for year ended October 31, 2020 and they were out of the money for the year ended October 31, 2021.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 and 5,575,453 for the years ended October 31, 2021 and 2020, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes due to/(from) broker , accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the bank line of credit approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

The following table presents revenues by product line for the years ended October 31, 2021 and 2020.

	2021	2020
		(As restated)
Green	$26,118,492	$22,303,488
Packaged	37,803,910	43,728,465

Totals	$63,922,402	$66,031,953

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

The Company’s equity method investments consist of the following:

(1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $9,213 and $5,016 for the years ended October 31, 2021 and 2020, respectively. The carrying amount of this investment as presented on our consolidated balance sheet at October 31, 2021 and 2020 was $71,779 and $80,992, respectively.

(2) On October 15, 2020 the Company acquired a 49% interest in Jordre Well LLC, a company that will produce CBD infused products. The investment was made in 139,250 shares of the Company’s common stock. The price of the stock on October 15, 2020 was $3.45 for an initial investment of $480,413. An additional 139,250 shares of the Company’s common stock will be transferred if Jordre Well LLC generates $500,000 in revenue from the sale of its newly created brands. Through October 31, 2020 there was no operational activity. The loss recognized amounted to $149,947 for the year ended October 31, 2021. The carrying amount of this investment as presented on our consolidated balance sheet at October 31, 2021 and 2020 was $330,466 and $480,413.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

LEASES:

Effective November 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”). The guidance requires the recognition of right to use assets and lease liabilities on the statement of financial condition.

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

NOTE 6 - LINE OF CREDIT (cont’d):

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

The Company is classifying the line of credit as non current. The financing agreement was refinanced on June 28, 2022, post balance sheet date, but prior to re-issuance date of March 16, 2023. The maturity date was extended to June 30, 2024. As disclosed in Note 12, the Company was not in compliance with certain affirmative and negative covenants stated in the loan agreement including a requirement to furnish the lender with audited financial statements for the year ended October 31, 2022 within 120 days of that reporting date. The lender waived the violations and extended the due for delivery of the October 31, 2022 financial statements date to April 15, 2023 in connection with the ninth amendment and restatement to the loan agreement which is also disclosed in Note 12.

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

In September 2021, the Company extended its headquarters lease in Staten Island, New York through September 2036. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $2,091,316.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense and purchases, which are components of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2021 and 2020 of $349,760 and $380,838, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $3,100,000 and $5,300,000 for the years ended October 31, 2021 and 2020, respectively. The corresponding accounts payable balance to this vendor was approximately $411,000 and $0 at October 31, 2021 and 2020, respectively.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

NOTE 12 – SUBSEQUENT EVENTS:

In January 2022, the Board of Directors approved a special dividend $0.073 per share of our outstanding common stock. The dividend was paid on February 21, 2022 to stockholders of record at the close of business on February 10, 2022.

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

The Company is subject to certain covenents with respect to it’s line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023.  The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023. The terms of the modification, among other things: (i) provides for a requirement for subordination agreements if necessary, and (ii) changes the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, (iii) establishes a new covenant for a fixed charge coverage ratio.

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

On September 29, 2022, we entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of our common stock will be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”).

