Form 10-K
period 2022-10-31
COFFEE HOLDING CO INC
filed 2023-03-29
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2022, was $15,146,840.

As of January 20, 2023, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

None.

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

On April 24, 2018, pursuant to an Asset Purchase Agreement, by and among Generations Coffee Company, LLC (“GCC”) the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. and Steep & Brew, Inc. (“the Seller”) a Wisconsin corporation and the stockholder of the Seller. GCC purchased substantially all the assets, including equipment, inventory, customer lists and relationships of the Seller. As of the fiscal period ended January 31, 2022, the parties to the joint venture have agreed not continue with this joint venture.

On October 15, 2020, we entered into a Contribution and Equity Purchase Agreement (the “Jordre Well Agreement”) to become a 49% owner in The Jordre Well, LLC (“The Jordre Well”), a cannabidiol (“CBD”) beverage company. Under the terms of the Jordre Well Agreement, The Jordre Well was to assist us in the development and commercialization of CBD-infused line extensions for non-coffee CBD-infused beverages and products. However, after further analysis by management, we will no longer pursue this line of products.

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

Our corporate offices are located at 3475 Victory Boulevard, Staten Island, New York 10314. Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically

All references in this report to “JVA,” the “Company,” “we,” “us,” or “our” mean Coffee Holding Co., Inc. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Recent Developments

On September 29, 2022, Coffee Holding Co., Inc, a Nevada corporation (“JVA”), entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among JVA, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JVA, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of JVA common stock, $0.001 par value per share (the “JVA Common Stock”), will be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”).

As a condition to the Merger, Pubco shall also acquire all of the issued and outstanding Delta securities from the Sellers in exchange for Pubco Ordinary Shares (the “Exchange” and, collectively with the Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, JVA and Delta will each become direct, wholly-owned subsidiaries of Pubco, with JVA stockholders receiving approximately $31.5 million (or 4.79%) worth of Pubco Ordinary Shares (the “Merger Consideration”) and Delta stockholders receiving approximately $625 million (or 95.21%) worth of Pubco Ordinary Shares (the “Exchange Consideration” and collectively with the Merger Consideration, the “Business Combination Consideration”), subject to certain adjustments, at an implied diluted value per share of $5.50. The Business Combination Consideration may be adjusted if Delta closes certain acquisitions prior to the closing of the Transactions. The Merger Agreement also includes an earn-out to existing stockholders of Delta, consisting of $50 million of additional Pubco Ordinary Shares, which will be released to Delta stockholders if and when Delta achieves $70 million or greater of net income for fiscal year ending 2023.

At the effective time of the Merger (the “Merger Effective Time”), each award of options to purchase JVA Common Stock (each, a “JVA Stock Option”) that is outstanding, whether vested or unvested, will be cancelled and substituted with option(s) to purchase Pubco Ordinary Shares to be granted under the Pubco equity plan (the “Substituted Options”). The Substituted Options will represent the right to purchase that number of shares of Pubco Ordinary Shares equal to the number of shares of JVA Common Stock underlying such JVA Stock Option immediately prior to the Merger Effective Time with a per-share exercise price of such Substituted Option equal to the exercise price per JVA Common Stock subject to such JVA Stock Option immediately prior to the Merger Effective Time.

Prior to execution of the Merger Agreement, JVA’s board of directors (the “Board”) unanimously (i) determined that the terms and provisions of the Merger Agreement and the transactions contemplated therein, including the Merger and Transactions, are fair, advisable to and in the best interests of JVA and its stockholders, (ii) approved the Merger Agreement and related Transactions, (iii) directed that the adoption of the Merger Agreement be submitted to a vote at a meeting of the stockholders of JVA, and (iv) resolved to recommend that JVA’s stockholders adopt the Merger Agreement.

JVA, Pubco, Delta and the Sellers have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of their respective businesses prior to the closing of the transactions contemplated thereby. Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereunder by a majority of JVA’s stockholders (the “JVA Stockholder Approval”), (ii) the absence of any law or order that prevents or prohibits the consummation of the Transaction, (iii) obtaining all requisite governmental authorizations, (iv) effectiveness of the Registration Statement of Pubco on Form F-4, and (v) approval of the listing of Pubco Ordinary Shares on the Nasdaq Capital Market.

From the date of the Merger Agreement until October 19, 2022 (the “Go-Shop Period”), JVA shall have the right to initiate, solicit, facilitate and encourage any inquiry or the making of any proposals or offers that constitute an acquisition proposal involving more than fifteen percent (15%) of JVA’s assets or outstanding shares of common stock or in which the stockholders of JVA immediately preceding the contemplated transaction would hold less than eighty-five percent (85%) of the voting equity interest of the surviving company (each or any combination of the foregoing, a “Takeover Proposal”), including by way of providing access to non–public information to any third party pursuant to a non-disclosure agreement. Following the expiration of the Go-Shop Period, JVA will cease such activities and be subject to customary “no-shop” restrictions on its ability to solicit a Takeover Proposal from third parties and to provide non-public information to and engage in discussions with a third party in relation to a Takeover Proposal, except that JVA may continue to engage in the aforementioned activities with third parties from whom JVA has received a Takeover Proposal that the Board has determined constitutes or is reasonably likely to lead to a Superior Proposal (as defined below) and has determined that the failure to take such actions would be inconsistent with the Board’s fiduciary duties.

Prior to obtaining JVA Stockholder Approval, the Board may change its recommendation that stockholders vote to adopt the Merger Agreement (a “Change in Recommendation”) (i) in response to any material event or change in circumstances with respect to JVA that was not actually known or reasonably foreseeable by JVA prior to the date of the Merger Agreement (an “Intervening Event”) that the Board determines in good faith (after consultation with its financial advisor and outside legal counsel) that the failure to change its recommendation in such circumstances would be reasonably likely to violate its fiduciary duties to the stockholders of JVA under applicable law or (ii) if JVA has received a Takeover Proposal involving more than fifty percent (50%) of JVA’s assets or outstanding shares of common stock or in which the stockholders of JVA immediately preceding the contemplated transaction would hold less than fifty percent (50%) of the voting equity interest of the surviving company, that the Board determines in good faith (after consultation with its financial advisor and outside legal counsel) is reasonably likely to be consummated in accordance with its terms and, among other things, if consummated, would be more favorable from a financial point of view to JVA’s stockholders than the Transactions (a “Superior Proposal”) (in which case JVA may also terminate the Merger Agreement to enter into such Superior Proposal, subject to certain conditions including payment of the JVA Termination Fee, as described below).

Before the Board may change its recommendation in connection with an Intervening Event or a Superior Proposal, or terminate the Merger Agreement to accept a Superior Proposal, JVA must provide Delta prompt written notice of its decision to make a Change in Recommendation and for at least five (5) business days after such notice, JVA will negotiate with Delta to enable Delta to revise the terms of the Merger Agreement so that the Takeover Proposal no longer constitutes a Superior Proposal. Each time modifications to any material term of such alternative acquisition proposal determined to be a Superior Proposal are made, JVA must notify Pubco of such modification and such five (5) business day period will recommence.

The Merger Agreement may be terminated by each of Delta and of JVA under certain circumstances, including, among others by either Delta or JVA if the Merger has not been consummated by June 29, 2023 (the “Outside Date”). If the Merger Agreement is terminated under certain circumstances, including, among others, as a result of breach by either JVA or Delta of their respective representations, warranties or covenants in the Merger Agreement, whereby JVA or Delta, respectively, may be entitled to a termination fee in the amount of $750,000 plus disbursements of all documented, out-of-pocket expenses up to $250,000. In addition, if JVA terminates the Merger Agreement to accept a Takeover Proposal or the Board (i) adversely changes its recommendation to the stockholders of JVA regarding the adoption of the Merger Agreement or (ii) supports the approval of any JVA Takeover Proposal, then Delta shall be entitled to a termination fee of $1.3 million and plus a disbursement of reasonable expenses up to $2 million (the “JVA Termination Fee”).

The equityholders of Delta and JVA will have certain customary registration rights with respect to the Pubco Ordinary Shares to be received in the transaction pursuant to the terms of a registration rights agreement, dated September 29, 2022 (the “Registration Rights Agreement”).

On September 29, 2022, concurrently with the entry into the Merger Agreement, Delta, Pubco and JVA entered into Voting and Support Agreements (the “JVA Voting Agreement”) with Andrew Gordon, President and Chief Executive Officer of JVA, and David Gordon, Executive Vice President and Chief Operating Officer of JVA, pursuant to which Messrs. Gordon have agreed to vote in favor of adopting the Merger Agreement and the related transactions as contemplated thereunder. JVA Voting Agreements will terminate upon the earliest to occur of (i) the mutual written consent of each of Delta, Pubco, JVA and Messrs. Gordon, (ii) the Merger Effective Time, and (iii) the date of termination of the Merger Agreement in accordance with its terms.

The foregoing description of the Merger Agreement, the Registration Rights Agreement and JVA Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of (i) the Merger Agreement, (ii) the Registration Rights Agreement, and (iii) the form of Voting and Support Agreement, copies of which are filed as exhibits to this Annual Report on Form 10-K and incorporated by reference herein.

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

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 41 and 43 years, respectively. During this period, the Company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado, and North Andover, Massachusetts. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

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

Premier Roasters, a line of high quality retail and foodservice products packed in composite cans and poly bags and single serve; and

Harmony Bay, an upscale line of flavored beans in 11oz and 40oz bags, along with single serve offerings in a multitude of unique flavor profiles.

Other Products

We also offer several niche products, including:

●	tea; and

●	table-top coffee roasters and grinders.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.8635 to $2.6045. The price for coffee beans on the commodities market as of October 31, 2022 and 2021 was $1.7770 and $2.04 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our North Andover plant operated by our Comfort Foods division, is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

We purchase our green coffee from dealers located primarily within the United States. The dealers supply us with coffee beans from many countries, including Colombia, Mexico, Kenya, Indonesia, Brazil and Uganda. We do not have any formalized, material agreements or long-term contracts with any of these suppliers. Rather, our purchases are typically made pursuant to individual purchase orders. We do not believe that the loss of any one supplier would have a material adverse effect on our operations due to the availability of alternate suppliers.

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

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal 2022 and 2021, we donated approximately $38,000 and $49,000, respectively, to charities.

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

Competition

The coffee market is highly competitive. We compete in the following areas:

Wholesale Green Coffee. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than we do. However, we believe that we have both the knowledge and the capability to assist small specialty gourmet coffee roasters with developing and growing their businesses. Our over 40 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value added service to our gourmet roaster customers. While other coffee merchants may be able to offer lower prices for coffee beans, we market ourselves as a value-added supplier to small roasters, with the ability to help them market their specialty coffee products and develop a customer base. The assistance we provide our customers includes training, coffee blending and market identification. Because specialty green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our specialty green coffee customers compete with our private label or branded coffee lines of business. We believe that the addition of Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, CFI as well as our external green coffee salespeople allows us to compete more effectively throughout the country and Canada.

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

Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform or changes to existing trade agreements or tax conventions, or inflation, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our products, reduced licensing renewals, customer disruption or foreign currency fluctuations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and the resulting prolonged conflict and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. No one customer accounted for greater than 10% of our net sales during our 2022 fiscal year. We generally do not enter long-term contracts with most of our customers. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

If there was a significant interruption in the operation of our Colorado or Massachusetts facilities, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings. We are dependent on the continued operations of our Colorado and Massachusetts coffee roasting and distribution facilities. Our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained. As a result, our revenues and earnings could be materially adversely affected.

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

Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price. During the years ended October 31, 2020, 2021 and 2022, we identified material weaknesses in our financial reporting, as set forth in Item 9A. Controls and Procedures. As of the date of this Annual Report, these material weaknesses have not been remediated.

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

The Gordon family has the ability to influence action requiring stockholder approval. Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 21.2% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past fiscal year, our common stock has traded as low as $2.14 and as high as $5.35 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

Risks Related to the Merger

Completion of the Merger is subject to a number of conditions and if these conditions are not satisfied or waived, such transactions will not be completed.

Our obligation and the obligation of Delta to complete the Merger are subject to satisfaction or waiver of a number of conditions, including, among others:

●	approval of the Merger by our stockholders;

●	absence of injunctions or certain legal impediments;

●	approval for the listing on NASDAQ of Pubco’s ordinary shares to be issued in the Merger; and
●	accuracy of the representations and warranties of each of the parties, subject to certain materiality thresholds.

There can be no assurance that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the Merger itself will be completed.

Failure to complete the Merger could negatively impact our stock price, future business or operations.

If the Merger is not completed, JVA and Delta may be subject to a number of material risks, including the following:

●	we may be required under certain circumstances to pay Delta a termination fee;

●	the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

●	costs related to the Merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Merger is not completed.

Further, if the Merger is terminated and either company’s board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the Merger Agreement. In addition, while the Merger Agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, other than with Delta.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space. We pay annual rent ranging from $182,749 to $297,864 under the terms of the lease, which expires on September 30, 2036.

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

As of March 15, 2023, we had 167 holders of record.

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. In April 2018, Generations Coffee Company, the entity formed as a result of our joint venture with Caruso’s Coffee, Inc., purchased substantially all the assets of Steep & Brew, Inc. As of the fiscal period ending January 31, 2022, we agreed with Generations to no longer move forward with this joint venture.

In October 2020, we entered into the Jordre Well Agreement to become a 49% owner in The Jordre Well, a CBD beverage company. Under the terms of the Jordre Well Agreement, The Jordre Well was to assist us in the development and commercialization of CBD-infused line extensions for the existing coffee brands within our portfolio, as well as launch new brands of non-coffee CBD-infused beverages and products. However, after further analysis, management has decided not to pursue commercialization or development of any beverages or products of this nature.

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

Recent Events

On September 29, 2022, we entered into the Merger Agreement, Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Pubco. As a result of the Merger, each issued and outstanding share of our common stock will be cancelled and converted for the right of the holder thereof to receive one Pubco Ordinary Share.

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

We have intangible assets consisting of our customer lists and relationships and trademarks acquired from Comfort Foods, OPTCO and SONO. At October 31, 2022 our balance sheet reflected intangible assets as set forth below:

October 31, 2022
Customer list and relationships, net	$215,250
Trademarks and tradenames	327,000

$542,250

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

For the year ending October 31, 2022, an impairment charge of $2,488,785 was recorded as the market capitalization was substantially lower than the carrying amount of the Company. For the year ending October 31, 2022, we also took an $81,000 impairment charge for trademark, and a $199,767 impairment charge for customer lists and non-compete. For the year ended October 31, 2021, no impairment charges were recorded to the carrying value of goodwill and the reporting unit has a fair value in excess of its carrying value by approximately 4% as of October 31, 2021. For the year ended October 31, 2021, we recorded impairment on two of our trademarks totaling $1,080,000 as the carrying amount of these trademarks exceeded the respective fair values on the test date which were determined using a relief from royalty method.

Year Ended October 31, 2022 (Fiscal Year 2022) Compared to the Year Ended October 31, 2021 (Fiscal Year 2021)

Net Sales. Net sales totaled $65,706,879 for the fiscal year ended October 31, 2022, an increase of $1,784,477, or 3%, from $63,922,402 for the fiscal year ended October 31, 2021. The increase in net sales was due to an increase of sales to our legacy customers along with incremental sales to several significant new customers during the second half of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2022 was $54,692,933, or 83% of net sales, as compared to $47,901,126, or 75% of net sales, for the fiscal year ended October 31, 2021. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the fiscal year ended October 31, 2022, the net result of our hedging activities resulted in a loss of approximately $100,000, and for the fiscal year ended October 31, 2021, the net result of our hedging activities resulted in a gain of approximately $1.8 million. The increase in cost of sales was due to increased prices of green coffee, freight, salaries and packaging materials and the balance of our losses from our Generations/Steep N Brew subsidiary, which included obsolete inventory write-off of approximately $718,000.

Gross Profit. Gross profit for the fiscal year ended October 31, 2022 was $11,013,946, a decrease of $5,007,330 from $16,021,276 for the fiscal year ended October 31, 2021. Gross profit as a percentage of net sales decreased to 17% for the fiscal year ended October 31, 2022 from 25% for the fiscal year ended October 31, 2021. The decrease in gross profit percentage was attributable to higher raw material costs and the impact of losses from our Generations/Steep N Brew subsidiary.

Operating Expenses. Total operating expenses increased by $1,776,725 to $16,352,846 for the fiscal year ended October 31, 2022 from $14,576,121 for the fiscal year ended October 31, 2021. Selling and administrative expenses increased $105,704, to $12,989,032 for the fiscal year ended October 31, 2022 from $12,883,328 for the fiscal year ended October 31, 2021. The recording of $2,769,552 of goodwill and other intangible impairment during fiscal year ended October 31, 2022 increased by $1,689,552 as compared to $1,080,000 of trademark impairment during the fiscal year ended October 31, 2021. We also had increases in professional fees due to the Delta deal. Officers’ salary decreased by $18,531 or 3% to $594,262 for the fiscal year ended October 31, 2022 from $612,793 for the fiscal year ended October 31, 2021.

Other Income (Expense). Other expense for the fiscal year ended October 31, 2022 was $258,750, an increase of $21,452 from other expense of $237,298 for the fiscal year ended October 31, 2021. The increase in other expense was attributable to an increase in interest expense of $139,248, partially offset by an increase in interest income of $6,436 and a decrease in our loss from equity investment of $111,360, during the fiscal year ended October 31, 2022.

Income (Loss) Before Provision For Income Taxes And Non-Controlling Interest In Subsidiary. We had a loss of $5,597,650 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2022 compared to income of $1,207,857 for the fiscal year ended October 31, 2021, resulting in a net change of $6,805,507 for the year ended October 31, 2022.

Income Taxes. Our benefit for income taxes for the fiscal year ended October 31, 2022 totaled $995,793 compared to a provision of $340,180 for the fiscal year ended October 31, 2021. The change was attributable to the difference in the income for the year ended October 31, 2022 versus fiscal year ended October 31, 2021.

Net Income (Loss). We had a net loss of $3,744,785 or $0.66 per share basic and diluted, for the fiscal year ended October 31, 2022 compared to net income of $1,255,354, or $0.22 per share basic and diluted for the fiscal year ended October 31, 2021. The decrease in net income was due to our results as described above.

Liquidity and Capital Resources

As of October 31, 2022, we had working capital of $25,262,224, which represented a $1,477,939 increase from our working capital of $23,784,285 as of October 31, 2021. Our working capital increased primarily due to increases of $3,290,348 in inventory, $790,203 in prepaid and refundable taxes, $93,892 in due from broker, decreases of $1,232,776 in accounts payable and accrued expenses, $416,449 in income taxes payable and $119,666 in lease liability – current portion, partially offset by decreases of $1,056,550 in cash, $1,483,505 in accounts receivable, $110,098 in prepaid expenses and other current assets and an increase of $815,242 in due to broker and an increase in cash overdraft of $876,148. As of October 31, 2022, the outstanding balance on our line of credit was $8,314,000 compared to $3,800,850 as of October 31, 2021.

On April 25, 2017, we and OPTCO (collectively, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”, now Webster Bank, “Webster Bank”)), which consolidated (i) the financing agreement between us and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

On March 17, 2022, the Company reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same.

On June 28, 2022, the Company reached an agreement for a new loan modification agreement and credit facility with Webster Bank. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same.

The Company was not in compliance with the net profit and non-affiliate borrower covenants as of October 31, 2022. The Company requested a waiver from the Lender and the waiver was granted and received on March 15, 2023. The Lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023. The amendment, among other things: (i) requires for subordination agreements to be executed with the Lender prior to the issuance of any subordinate debt of the Company, if necessary, (ii) allows for transactions with Affiliates (as defined in the Loan Agreement) in the ordinary course of business, (iii) establishes a new debt to tangible net worth ratio covenant, and (iv) establishes a fixed charge coverage ratio covenant.

For the fiscal year ended October 31, 2022, our operating activities used net cash of $5,437,508 as compared to the fiscal year ended October 31, 2021 when operating activities provided net cash of $4,709,519. The decreased cash flow from operations for the fiscal year ended October 31, 2022 was primarily due to our net loss, and the increase in our inventory.

For the fiscal year ended October 31, 2022, our investing activities used net cash of $1,059,205 as compared to the fiscal year ended October 31, 2021 when net cash used by investing activities was $3,887,317. The decrease in our uses of cash in investing activities was due to our decreased outlays for purchases of machinery and equipment and our other investment during the fiscal year ended October 31, 2022.

For the fiscal year ended October 31, 2022, our financing activities provided net cash of $5,316,311 compared to net cash used in financing activities of $1,047 for the fiscal year ended October 31, 2021. The change in cash flow from financing activities for the fiscal year ended October 31, 2022 was due to our decreased principal reductions on our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2023 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

We believe that if the Merger with Delta closes, the A&R Loan Agreement and A&R Loan Facility with Webster Bank will continue in the ordinary course.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2022 in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2022 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock based compensation awards and quantities of inventory at one of our subsidiaries. Accordingly, management has determined that this control deficiency constituted a material weakness.

During the year ended October 31, 2021, we identified inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information, or implement an appropriate level of segregation of duties. Accordingly, management has determined that this control deficiency constituted a material weakness.

Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to identifying and accounting for material contracts. This was evidenced by our failure to properly identify and account for a material lease amendment. Accordingly, management has determined that this was a control deficiency that constituted a material weakness.

Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to physical custody of certain hardware, electronic and hard copy records of Generations Coffee and its component operation known as Steep and Brew following the Company relocation or vacating of certain premises used in the operations of that business unit. Accordingly, management has determined that this is a control deficiency that constituted a material weakness.

Additionally, on January 24, 2023, we concluded, after discussion with management, that our financial statements inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations for the fiscal year ended October 31, 2020. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million in our financial statements during the fiscal year ended October 31, 2020 which required a restatement of the previously issued financial statements for the fiscal year ended October 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness.

Further, during the year ended October 31, 2022, we concluded that we lacked adequate controls with respect to the preparation and review of journal entries and account reconciliations during the year-end financial statement closing process. Accordingly, management has determined that this control deficiency constituted a material weakness.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in the fiscal year 2022 form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods.

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

Changes in Control Over Financial Reporting. Based on the evaluation of our management we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors and Management

Name	Age(1)	Term Expires	Position(s) Held With Coffee Holding	Director Since
Andrew Gordon	61	2024	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997
Daniel Dwyer	66	2024	Director	1998
Barry Knepper	73	2024	Director	2005
Gerard DeCapua	62	2025	Director	1997
George F. Thomas	74	2025	Director	2016
David Gordon	58	2023	Executive Vice President — Operations, Secretary and Director	1995
John Rotelli	65	2023	Director	2005

(1) As of March 23, 2023

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

Daniel Dwyer has served as a director of Coffee Holding since 1998. Mr. Dwyer was the Chief Executive Officer at Rothfos Corporation until 2022, a green coffee bean supplier, and prior to that, had been a senior coffee trader at Rothfos, since 1995. Mr. Dwyer was responsible for our account with Rothfos. We paid Rothfos approximately $3.5 million for green coffee purchases in fiscal 2021. All purchases were made on arms’ length terms. We believe that Mr. Dwyer’s experience with the coffee industry will enable him to provide the Board with beneficial insight for Coffee Holding’s business development and strategy. Mr. Dwyer serves on the board of directors of the National Coffee Association.

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

Gerard DeCapua has served as a director of Coffee Holding since 1997. Mr. DeCapua has had his own law practice in Rockville Centre, New York since 1986. Mr. DeCapua received his law degree from Pace University. We believe that Mr. DeCapua’s legal experience brings significant knowledge regarding the legal issues Coffee Holding faces and provide him with the skills and qualifications to serve as a director.

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

David Gordon has been the Executive Vice President — Operations, Secretary and a director of Coffee Holding since 1995. He is responsible for managing all aspects of Coffee Holding’s roasting and blending operations, including quality control, and has worked for Coffee Holding for 39 years, previously as an Operating Manager from 1989 to 1995. He is a charter member of the Specialty Coffee Association of America, or SCAA. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon. Through his 38 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive institutional knowledge and leadership are invaluable to Coffee Holding’s current and future successes. Mr. Gordon’s leadership, as demonstrated by the launch of the Specialty Green segment of the business as well as the founding of the SCAA, is a valuable resource for Coffee Holding’s business development and future strategy.

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

Family Relationships

David Gordon and David Gordon are brothers. Other than Messrs. Gordon, there are no family relationships among any of the directors or executive officers.

Corporate Governance

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

The Board held six meeting during the fiscal year ended October 31, 2022 and acted by written consent on one occasion. Each director serving during the fiscal year ended October 31, 2022 attended at least 75 percent of the meetings of the Board, plus meetings of committees on which that particular director served during the fiscal year ended October 31, 2022.

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

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards. Gerard DeCapua, Barry Knepper and George F. Thomas serve as members of the Audit Committee with Barry Knepper serving as its chairman. The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations. The Audit Committee held six meetings during the fiscal year ended October 31, 2022, and acted by written consent on two occasions.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole. The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards. Barry Knepper, John Rotelli and George F. Thomas serve as members of the Compensation Committee, with John Rotelli serving as its chairman. The Compensation Committee acted by written consent once during the fiscal year ended October 31, 2022.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our Bylaws and applies the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards. Gerard DeCapua, John Rotelli and George F. Thomas serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” The Nominating and Corporate Governance Committee acted by written consent once during the fiscal year ended October 31, 2022.

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

Directors are expected to prepare themselves for and attend all Board meetings, the Annual Meeting of Stockholders and the meetings of the committees on which they serve, with the understanding that, on occasion, a director may be unable to attend a meeting. All of our directors who served as directors during the 2022 fiscal year attended the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the fiscal years ended October 31, 2022 and 2021 of the individuals who served as President, Chief Executive Officer, Chief Financial Officer and Treasurer (Andrew Gordon) and Executive Vice President — Operations and Secretary (David Gordon). We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Andrew Gordon,	2022	323,863	0	0	0	0	59,371	383,234
President, Chief Executive Officer, Chief Financial Officer and Treasurer	2021	338,065	0	0	0	0	42,430	380,495

David Gordon, Executive Vice President –	2022	270,400	0	0	0	0	84,218	354,618
Operations and Secretary	2021	274,728	0	0	0	0	71,301	346,029

(1)	The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2)	Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2022.

(3)	Includes the amount of interest accrued on defined contribution deferred compensation balances at a rate in excess of 120% of the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986 (the “Code”) and dividends or dividend equivalents on balances denominated in Coffee Holding common stock in excess of the dividends paid to stockholders generally during the fiscal year.

(4)	The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figures shown for Andrew Gordon include $10,641 and $10,603 in employer contributions to the 401(k) plan for 2022 and 2021, respectively; life insurance premiums of $0 and $816 for 2022 and 2021, respectively, business car expenses of $24,460 and $9,126 for 2022 and 2021, respectively, and health insurance premiums of $24,270 and $21,885 for 2022 and 2021, respectively. The figures shown for David Gordon include $12,655 and $7,368 for a business car expenses in 2022 and 2021, respectively; $7,760 and $7,676 in employer contributions to the 401(k) plan for 2022 and 2021, respectively, life insurance premiums of $3,000 and $3,000 for 2022 and 2021, respectively, and health insurance premiums of $60,803 and $53,257 for 2022 and 2021, respectively.

Narrative to Summary Compensation Table

Overview

Our Compensation Committee has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. In that regard, the Compensation Committee provides advice and makes recommendations to the JVA Board in the areas of employee salaries and benefit programs. The Compensation Committee ensures that the total compensation paid to our executive leadership team is fair and reasonable. Generally, the types of compensation and benefits provided to members of the executive leadership team, including the Named Executive Officers, are similar to those provided to our other officers and employees.

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

Base Salary. Each of our Named Executive Officers receives a base salary to compensate him for services performed during the year. The base salaries of our Named Executive Officers are established annually by the JVA Board upon recommendation by the Compensation Committee. When determining the base salary for each of our Named Executive Officers, the Compensation Committee considers the performance of the Named Executive Officer, the duties of the Named Executive Officer, the experience of the Named Executive Officer in his position and salary levels of the companies in our peer group. Salary levels are also intended to reflect our financial performance. We have entered into employment agreements with each of the Named Executive Officers that provide for minimum annual base salaries. The Named Executive Officers are eligible for annual increases in their base salaries as a result of company performance, individual performance and any added responsibility since their last salary increase.

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

During the years ended October 31, 2022, and October 31, 2021 we did not grant any stock option awards to the Named Executive Officers. During the year ended October 31, 2019, we granted stock option awards to the Named Executive Officers to purchase an aggregate of 630,000 shares of common stock at an exercise price of $5.43 per share. The stock options are fully vested.

Implementation for Fiscal Year 2022

For the 2022 fiscal year, Andrew Gordon received a base salary of $323,863 and did not receive an annual bonus. David Gordon received a base salary of $270,400 and did not receive an annual bonus.

As stated above, on April 18, 2019, Andrew Gordon was granted a stock option to purchase 349,000 shares of common stock, and David Gordon was granted a stock option to purchase 281,000 shares of common stock. The stock options have an exercise price of $5.43 and are completely vested.

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

Employment Agreements

We have entered into employment agreements with Andrew Gordon to secure his continued service as President, Chief Executive Officer, Chief Financial Officer and Treasurer and with David Gordon to secure his continued service as Executive Vice President — Operations and Secretary. These employment agreements have rolling five-year terms that began on May 6, 2005. These agreements may be converted to a fixed five-year term by the decision of our Board or the executive. These agreements provide for minimum annual salaries, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The employment agreements also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and thereafter for so long as the executives are subject to liability for such service to the extent permissible by the Nevada Revised Statutes.

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

Potential Payments Upon a Change of Control

Under the 2013 Equity Compensation Plan, in the event of a change in control (as defined in the 2013 Equity Compensation Plan), the Compensation Committee may, at the time of the grant of an award provide for, among other things, the (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate. To date, there have been 689,000 options granted under the 2013 Equity Compensation Plan to the Named Executive Officers.

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

Deferred Compensation Plan for Executive Officers

In January 2005, we established the Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan for Named Executive Officers. Currently, Andrew Gordon is the only participant in the plan. Each Named Executive Officer who participates in the plan may defer receipt of all or a portion of his annual cash compensation received from Coffee Holding. The deferred amounts are allocated to a deferral account and credited with interest according to the investment classifications made available by the JVA Board. The plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events. The amounts deferred, and related investment earnings, are held in a corporate account for the benefit of participating Named Executive Officers until such amounts are distributed pursuant to the terms of the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of our Named Executive Officers as of October 31, 2022.

	Number of Securities Underlying Unexercised Options				Option exercise	Option expiration
Name	Exercisable		Unexercisable		price ($)	date
Andrew Gordon	349,000	(1)	0	(1)	$5.43	4/18/2029
David Gordon	281,000	(1)	0	(1)	$5.43	4/18/2029

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under our existing equity compensation plans as of October 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	(Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	1,000,000	$5.43	0
Equity compensation plans not approved by stockholders	—	$—	—

Total	1,000,000	$5.43	0

(1)	Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to its 2013 Equity Compensation Plan.

DIRECTOR COMPENSATION

Non-employee directors receive $800 per Board meeting and committee meeting attended in person and $400 per each JVA Board meeting and committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at Board and committee meetings.

Total directors’ meeting and committee fees for the fiscal year ended October 31, 2022 were $15,200. We do not compensate our employee directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Amended and Restated Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2022 fiscal year.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Options(2)(3)	All Other Compensation ($)	Total ($)
Gerard DeCapua	$3,600	$0	$0	$3,600
Daniel Dwyer	$2,400	$0	$0	$2,400
Barry Knepper	$3,600	$0	$0	$3,600
John Rotelli	$2,400	$0	$0	$2,400
George F. Thomas	$3,200	$0	$0	$3,200

(1)	Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2022, to which reference is hereby made.
(3)	The total number of shares of common stock covered by stock options held by each non-employee director at October 31, 2022 were as follows:

No. of Shares
Gerard DeCapua	100
Daniel Dwyer	5,900
Barry Knepper	22,172
John Rotelli	6,548
George F. Thomas	4,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management of JVA

The following table shows the number of shares of Coffee Holding’s common stock, par value $0.001 per share, beneficially owned by (i) each person known to be the owner of 5% or more of our common stock, (ii) each director and nominee, (iii) the Named Executive Officers identified in the Summary Compensation Table included elsewhere in this proxy statement and (iv) all directors and executive officers of Coffee Holding as a group, as of March 15, 2023. The percent of common stock outstanding was based on a total of 5,708,599 shares of Coffee Holding’s common stock outstanding as of January 27, 2023. Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name. The address for each person shown in the table is c/o Coffee Holding Co., Inc., 3475 Victory Boulevard, Staten Island, New York 10314, unless otherwise indicated.

Name	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding (%)(1)
Directors and Executive Officers
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	636,750	(2)	10.5%
David Gordon	Executive Vice President — Operations, Secretary and Director	648,181	(3)	10.8%
Gerard DeCapua	Director	14,100	(4)	*
Daniel Dwyer	Director	19,900	(5)	*
Barry Knepper	Director	36,010	(6)	*
John Rotelli	Director	20,548	(7)	*
George F. Thomas	Director	6,600	(8)	*
All directors and executive officers as a group (7 persons)		1,382,089		21.6%
5% or More Holders
Renaissance Technologies LLC		342,964	(9)	6.0%

(1)	Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Shares of common stock subject to stock options that are exercisable currently or within 60 days of the Record Date, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person
(2)	Includes 14,000 shares owned by Mr. A. Gordon directly, a stock option to purchase 349,000 shares held directly by Mr. A Gordon, and 273,750 shares owned indirectly by Mr. A. Gordon through A. Gordon Family Ventures LLC.
(3)	Includes 367,181 shares of common stock owned by Mr. D. Gordon directly, and a stock option to purchase 281,000 shares of common stock owned directly by Mr. D. Gordon.
(4)	Includes 100 shares of common stock and an option to purchase 14,000 shares owned directly by Mr. DeCapua.
(5)	Includes 5,900 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Dwyer.
(6)	Includes 22,010 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Knepper.
(7)	Includes 6,548 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Rotelli.
(8)	Includes 3,000 shares of common stock owned by Mr. Thomas directly, an option to purchase 3,000 shares of common stock owned by Mr. Thomas directly, and 600 shares owned by Mr. Thomas’ wife.
(9)	Includes shares of common stock beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RTHC’s majority ownership of Renaissance Technologies LLC (“RTC”). The principal business address of both RTHC and RTC is 800 Third Avenue, New York, New York 10022. All information regarding RTHC is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 13, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since November 1, 2021 and all currently proposed transactions, to which JVA has been a participant, in which:

●	The amounts exceeded or will exceed the lesser of $120,000 or one percent of the average of JVA’s total assets at year-end for the last two completed fiscal years; and
●	Any of the directors, executive officer or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Mr. Dwyer, a member of our Board of Directors, was a senior coffee trader for Rothfos Corporation, a coffee trading company (“Rothfos”), during the year ended October 31, 2021. While employed at Rothfos, Mr. Dwyer was responsible for the JVA account. Mr. Dwyer retired from Rothfos on January 1, 2022. JVA paid Rothfos approximately $3.5 million for green coffee purchases in fiscal 2021.

JVA has engaged its 40% partner in Generations Coffee Company, LLC (“GCC”), with which JVA has a joint venture, as an outside contractor. JVA is the 60% equity owner of the joint venture and Caruso’s Coffee Company (“Caruso’s”) owns the other 40% equity interest. Payments to Caruso’s during the years ended October 31, 2022, and October 31, 2021 amounted to $285,696, and $349,760, respectively, for the processing of finished goods.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal years 2022 and 2021

The following table summarizes the fees for professional services rendered by Marcum, our independent registered public accounting firm, for the fiscal year ended October 31, 2022 and fees for professional services rendered by Eisner, our independent registered public accounting firm, for the fiscal year ended October 31, 2021 (the only fiscal year Eisner served as our independent registered public accounting firm):

	Fiscal Year
	2022 (Marcum)	2021 (Eisner)
Audit Fees (1)	$723,500	$140,550
Audit-Related Fees (2)	$70,815	-
Tax Fees	-	-
All Other Fees	$-	-
Total	$794,315	$140,550

(1) Audit fees consisted of work performed in connection with the audit of the consolidated financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as quarterly reviews and review of our Annual Reports on Form 10-K for fiscal years ended October 31, 2021 and 2022.

(2) Audit-Related fees consisted of fees paid to Marcum in connection with Marcum’s review of the Registration Statement on Form F-4 in connection with the Merger.

Audit Committee Pre-Approval Policy

The Audit Committee, or a designated member of the Audit Committee, shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for Coffee Holding by our registered independent public accountants, subject to the de minimis exceptions for non-audit services that are approved by the Audit Committee prior to completion of the audit, provided that: (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by Coffee Holding to its registered independent public accountant during the fiscal year in which the services are provided; (2) such services were not recognized by Coffee Holding at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. All of the services set forth in the table above were preapproved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-22 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

(a)	Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

2.3	Merger and Share Exchange Agreement, dated September 9, 2022 by and among Coffee Holding Company, Inc., Delta Corp Holdings Limited, Delta Corp Cayman Limited and each of the selling stockholders named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 25, 2019).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Description of Capital Stock.*

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.22	Loan Modification Agreement and Waiver, dated March 23, 2018, by and by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

10.23	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.24	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.25	Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).

10.26	Lease, dated September 22, 2021, by and between Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC (incorporated herein by reference to Exhibit 10.26 (listed as Exhibit 10.6) to the Company’s Annual Report on Form 10-K filed on January 31, 2022).

10.27	Loan Modification Agreement, dated June 28, 2022, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank.*

10.28	Loan Modification Agreement, dated March 15, 2023, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank.*

10.29	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022).

10.30	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2022).

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2023.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 29, 2023
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	March 29, 2023
David Gordon

/s/ Gerard DeCapua	Director	March 29, 2023
Gerard DeCapua

/s/ Daniel Dwyer	Director	March 29, 2023
Daniel Dwyer

/s/ Barry Knepper	Director	March 29, 2023
Barry Knepper

/s/ John Rotelli	Director	March 29, 2023
John Rotelli

/s/ George Thomas	Director	March 29, 2023
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2013 to 2021 and subsequently reappointed as the Company’s auditor in 2022.

New York, New York

March 29, 2023

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2022 AND 2021

	2022	2021

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,515,873	$3,696,275
Accounts receivable, net of allowances of $144,000 for 2022 and 2021	7,816,473	9,299,978
Inventories	19,252,214	15,961,866
Due from broker	818,892	725,000
Prepaid expenses and other current assets	432,126	542,224
Prepaid and refundable income taxes	866,155	75,952
TOTAL CURRENT ASSETS	31,701,733	30,301,295

Building machinery and equipment, net	3,199,790	2,662,628
Customer list and relationships, net of accumulated amortization of $279,883 and $237,131 for 2022 and 2021, respectively	215,250	447,869
Trademarks and tradenames	327,000	408,000
Non-compete, net of accumulated amortization of $99,000 and $69,300 for 2022 and 2021, respectively	-	29,700
Goodwill	-	2,488,785
Equity method investments	354,444	402,245
Investment - other	2,500,000	2,500,000
Right of use asset	2,871,773	3,545,786
Deferred income tax assets - net	1,073,187	77,394
Deposits and other assets	449,348	449,225
TOTAL ASSETS	$42,692,525	$43,312,927

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,814,864	$5,047,640
Cash overdrafts	876,148	-
Due to broker	1,523,563	708,321
Note payable – current portion	4,200	4,200
Lease liability – current portion	220,734	340,400
Income taxes payable	-	416,449
TOTAL CURRENT LIABILITIES	6,439,509	6,517,010

Line of credit	8,314,000	3,800,850
Lease liabilities	3,136,006	3,299,784
Note payable – long term	9,105	13,092
Deferred compensation payable	243,238	311,872
TOTAL LIABILITIES	18,141,858	13,942,608
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2022 and 2021; 5,708,599 shares outstanding for 2022 and 2021	6,634	6,634
Additional paid-in capital	19,094,618	18,688,797
Retained earnings	10,327,437	14,471,222
Less: Treasury stock, 925,331 common shares, at cost for 2022 and 2021	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	24,795,129	28,533,093
Non-controlling interest	(244,462)	837,226
TOTAL EQUITY	24,550,667	29,370,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,692,525	$43,312,927

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
NET SALES	$65,706,879	$63,922,402

COST OF SALES	54,692,933	47,901,126

GROSS PROFIT	11,013,946	16,021,276

OPERATING EXPENSES:
Selling and administrative	12,989,032	12,883,328
Goodwill and other impairment charges	2,769,552	1,080,000
Officers’ salaries	594,262	612,793
TOTAL	16,352,846	14,576,121

(LOSS) INCOME FROM OPERATIONS	(5,338,900)	1,445,155

OTHER INCOME (EXPENSE):
Interest income	14,094	7,658
Loss from equity method investment	(47,801)	(159,160)
Interest expense	(225,043)	(85,796)
TOTAL	(258,750)	(237,298)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(5,597,650)	1,207,857

Income Tax (benefit) provision	(995,793)	340,180

NET (LOSS) INCOME BEFORE ADJUSTMENT FOR NON-CONTROLLING INTEREST IN SUBSIDIARY	(4,601,857)	867,677
Plus: Net loss attributable to the non-controlling interest in subsidiary	857,072	387,677

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(3,744,785)	$1,255,354

Basic and diluted (loss) earnings per share	$(0.66)	$0.22

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,575,453

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2022 AND 2021

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2020	5,708,599	$6,634	925,331	$(4,633,560)	$17,929,724	$13,215,868	$1,224,903	$27,743,569

Stock Compensation					759,073			753,073

Non-Controlling interest							(387,677)	(387,677)

Net income						1,255,354		1,255,354

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Stock Compensation					405,821			405,821

Distributions to non-controlling interest							(554,616)	(554,616)

Inflow from non-controlling interest							330,000	330,000

Non-Controlling Interest							(857,072)	(857,072)

Dividend to common shareholders						(399,000)		(399,000)

Net loss						(3,744,785)		(3,744,785)

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
OPERATING ACTIVITIES:

Net (loss) income	$(4,601,857)	$867,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584,595	662,909
Impairment of goodwill, trademarks and tradenames	2,569,785	1,080,000
Write-off of accounts receivable	415,096	-
Stock-based compensation	405,821	759,073
Unrealized loss (gain) on commodities - net	721,350	(469,004)
Loss on equity method investments	47,801	159,160
Impairment of customer list and non-compete agreement	199,767	321,651
Write down of obsolete inventory	718,353	-
Amortization of right of use asset	674,013	350,871
Deferred income taxes	(995,793)	(177,801)
Changes in operating assets and liabilities:
Accounts receivable	1,068,409	(1,891,073)
Inventories	(4,563,317)	1,141,127
Prepaid expenses and other current assets	110,098	(51,978)
Prepaid and refundable income taxes	(790,203)	69,353
Deposits and other assets	(68,757)	(128,353)
Accounts payable and accrued expenses	(1,232,776)	2,011,543
Change in lease liability	(283,444)	(406,714)
Income taxes payable	(416,449)	411,078
Net cash (used in) provided by operating activities	(5,437,508)	4,709,519

INVESTING ACTIVITIES:
Purchases of other investment	-	(2,500,000)
Proceeds from sale of machinery and equipment	-	113,166
Purchases of building, machinery and equipment	(1,059,205)	(1,500,483)
Net cash used in investing activities	(1,059,205)	(3,887,317)

FINANCING ACTIVITIES:
Advances under bank line of credit	6,427,654	6,016,413
Cash overdraft	876,148	-
Principal payment on note payable	(3,987)	(5,075)
Payment of dividend	(399,000)	-
Capital contributed by non-controlling interest	330,000	-
Principal payments under bank line of credit	(1,914,504)	(6,012,385)
Net cash provided by (used in) financing activities	5,316,311	(1,047)

NET (DECREASE) INCREASE IN CASH	(1,180,402)	821,155

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,696,275	2,875,120

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,515,873	$3,696,275

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$202,303	$85,357
Income taxes paid	$1,327,039	$35,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right of use asset	$-	$2,091,316
Initial recognition of operating lease liabilities	$-	$2,091,316
Termination of operating lease right of use asset	$-	242,888
Termination of operating lease liability	$-	242,888
Distribution of inventory by non-controlling interest	$554,616	$-

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

The Company during the quarter ended April 30, 2022 had begun a restructuring process with its Generations subsidiary. As part of this restructuring approximately $550,000 of its inventory was distributed to the non-controlling interest partner for $330,000 in cash. As part of the restructuring process, the Company recorded a write-down of obsolete inventory of $718,353 and a write-off of accounts receivable of $415,096.

On September 29, 2022, Coffee Holding Co., Inc, a Nevada corporation (the “Company”), entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of the Company common stock, $0.001 par value per share (the “JVA Common Stock”), will be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”).

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although Russia’s invasion of Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the year ended October 31, 2022, at this time the Company is unable to fully assess the aggregate impact will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s customers, and actions that may be taken by governmental authorities related to the war.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

USE OF ESTIMATES:

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include, depreciable lives for long-lived assets, and valuation of goodwill and indefinitely lived intangible assets impairment testing. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists primarily of unrestricted cash on deposit and securities with an original maturity of 3 months or less at financial institutions and brokerage firms.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2022	2021
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2022 and 2021.

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

OCTOBER 31, 2022 AND 2021

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

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in the statement of operations as a component of cost of sales.

The Company recorded realized and unrealized gains and losses on these contracts as follows:

	Year Ended October 31,
	2022	2021
Gross realized gains	$2,307,714	$1,392,949
Gross realized (losses)	(1,683,401)	(63,516)
Unrealized (losses) gains	(721,350)	469,004
Total	$(97,037)	$1,798,437

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods and Sonofresco which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2022 and 2021 was $62,552, respectively.

GOODWILL AND TRADEMARKS:

The Company has determined that its goodwill and trademarks, which consist of product lines, trade names and packaging designs have indefinite useful lives. Goodwill and trademarks are tested for impairment at least annually or when circumstances indicate that the carrying amount of goodwill or trademarks exceed fair value. For purposes of evaluating goodwill for impairment, the Company has determined it operates a single reporting unit. The Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more likely than not that the carrying amounts exceed the fair values. Depending on the outcome of our qualitative assessment, we may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

assessment date. The Company quantitatively assessed the carrying amount of its goodwill in 2021 and 2022 due to its declining stock price. The most significant assumptions used in these impairment tests include the royalty rates using the relief from royalty method of testing trademarks, forecasted revenues and expenses, income tax rates and discounts and premiums built into our weighted average cost of capital to estimate future cash flows using an income approach. Due to the sustained decline in the price of the Company stock through the fourth quarter of 2022 and after the proposed Delta merger announcement, the Company determined that an impairment charge was necessary and recorded an impairment charge of $2,569,785, which consisted of $2,488,785 of goodwill and $81,000 of trademarks and tradenames. No impairment charge was recorded to the carrying amount of goodwill as the reporting unit had a fair value in excess of its carrying amount of approximately 4% as of October 31, 2021. For the year ended October 31, 2021, we recorded impairment charges on two of our trademarks as the carrying amount of these trademarks exceeded the respective fair values on the test date which were determined using the relief from royalty method. These impairments were due to a change in the estimated future revenues relating to these trademarks. The impairment charge amounted to $1,080,000 for the year ended October 31, 2021.

Trademarks and tradenames	Total
Balance at November 1, 2020	$1,488,000
Impairment	(1,080,000)
Balance at October 31, 2021	408,000
Impairment charge	(81,000)
Balance at October 31, 2022	$327,000

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company assesses the impairment of long-lived assets used in operations, primarily buildings, machinery and equipment as well as intangible assets subject to amortization, when events and circumstances indicate that the carrying value amounts of these assets might not be recoverable. For purposes of evaluating the recoverability of buildings, machinery and equipment and amortizable intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying amounts of the assets exceed the undiscounted cashflows, then the related assets will be written down to fair value, if less. During the year ended October 31, 2022 and 2021, the Company recorded $199,767 and 0, respectively of impairment charges of its amortizable intangible assets. No impairment charges were recorded against buildings, machinery and equipment.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $42,001 and $67,643 for the years ended October 31, 2022 and 2021, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

(LOSS) EARNINGS PER SHARE:

Basic (loss) earnings per common share was computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has issued 1,000,000 options that are outstanding which have not been included in the calculation of diluted (loss) earnings per share because they are anti-dilutive.

The weighted average common shares outstanding used in the computation of basic and diluted (loss) earnings per share were 5,708,599 and 5,575,453 for the years ended October 31, 2022 and 2021, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, notes due to/(from) broker and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the bank line of credit approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

OCTOBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The following table presents revenues by product line for the years ended October 31, 2022 and 2021.

	2022	2021
Green	$27,210,883	$26,118,492
Packaged	38,495,996	37,803,910

Totals	$65,706,879	$63,922,402

Revenue for these product lines is recognized upon shipment to the customer.

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $2,964,000 and $3,165,000 for the years ended October 31, 2022 and 2021, respectively, is included in selling and administrative expenses.

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

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2022 and 2021, the Company had approximately $625,000 and $2,224,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2022 and 2021, the Company had approximately $1,560,000 and $523,000 in excess of SIPC insured limits, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

The Company’s equity method investments consist of the following:

(1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $15,178 and $9,213 for the years ended October 31, 2022 and 2021, respectively. The carrying amount of this investment as presented on the consolidated balance sheet at October 31, 2022 and 2021 was $56,601 and $71,779, respectively.

(2) On October 15, 2020 the Company acquired a 49% interest in Jordre Well LLC, a company that will produce CBD infused products. The investment was made in 139,250 shares of the Company’s common stock. The price of the stock on October 15, 2020 was $3.45 for an initial investment of $480,413. An additional 139,250 shares of the Company’s common stock will be transferred if Jordre Well LLC generates $500,000 in revenue from the sale of its newly created brands. The loss recognized amounted to $32,622 and $149,947 for the year ended October 31, 2022 and 2021, respectively. The net value of this investment as presented on the consolidated balance sheet at October 31, 2022 and 2021 was $297,843 and $330,466.

INVESTMENTS - OTHER:

Investment – other represent investments made by the Company that do not qualify as equity method investments as the Company cannot exercise significant influence over the target. The Company accounts for these investments in accordance with ASC Topic 321 “Investments – Equity Securities” (“ASC 321”). In August 2021, the Company made an investment of $2,500,000 in an entity that hold investments in the plant-based protein drink manufacturing industry. The Company has determined they do not have significant influence over the investee. Pursuant to ASC 321, the Company has elected an alternate measurement to account for this investment at cost less any impairment with adjustments to fair value if there are observable price changes. As of October 31, 2022 and 2021, no such price changes and investments-other was $2,500,000 on the accompanying consolidated balance sheet.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

LEASES:

Leases are accounted for under ASC 842. The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangement are comprised of real estate and facility leases. Right of use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the measurement date in determining the present value of the lease payments. The present value of the lease payments was determined to be 5.00% for new leases and lease amendments that occurred during fiscal year 2022 and 2021. Right of use assets also exclude lease incentives.

NOTE 3 - INVENTORIES:

Inventories at October 31, 2022 and 2021 consisted of the following:

	2022	2021
Packed coffee	$2,677,617	$2,705,356
Green coffee	14,847,708	10,890,091
Roaster parts	576,778	422,858
Packaging supplies	1,150,111	1,943,561
Totals	$19,252,214	$15,961,866

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 4 – BUILDING, MACHINERY AND EQUIPMENT:

Building machinery and equipment at October 31, 2022 and 2021 consisted of the following:

	Estimated Useful Life	2022	2021
Improvements	15-30 years	$233,766	$233,766
Building	31 years	900,321	900,321
Machinery and equipment	7 years	7,730,098	8,441,382
Furniture and fixtures	7 years	1,184,387	1,082,022
		10,048,572	10,657,491

Less, accumulated depreciation		6,848,782	7,994,863
		$3,199,790	$2,662,628

Depreciation expense totaled $522,043 and $600,357 for the years ended October 31, 2022 and 2021, respectively. In October 2021 the Company sold $651,175 of machinery and equipment with a carrying value of $434,817 at disposal for $113,166 of proceeds and recognized a loss on disposal of $321,651 recorded as a component of operating expenses for the year ended October 31, 2021.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at October 31, 2022 and 2021 consisted of the following:

	2022	2021
Accounts payable	$2,637,051	$4,144,700
Purchase accruals	784,531	875,201
Other accruals	393,282	27,739
Totals	$3,814,864	$5,047,640

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

On March 17, 2022, the Company reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. The facility was then approved for a two-year extension. All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 6 - LINE OF CREDIT (cont’d):

The Company is subject to certain covenants with respect to its line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023. The terms of the modification, among other things: (i) provides for a requirement for subordination agreements if necessary, and (ii) changes the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, (iii) establishes a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $8,314,000 and $3,800,850 as of October 31, 2022 and October 31, 2021, respectively.

NOTE 7 - INCOME TAXES:

The Company’s provision/(benefit) for income taxes in 2022 and 2021 consisted of the following:

	2022	2021

Current
Federal	$-	$427,210
State and local	-	90,771
	-	517,981
Deferred
Federal	(933,489)	(50,451)
State and local	(62,304)	(127,350)
	(995,793)	(177,801)
Income tax (benefit)	$(995,793)	$340,180

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 7 - INCOME TAXES (cont’d):

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2022	2021
(Benefit) from provision for tax at the federal statutory rate	$(1,175,507)	$253,650
Goodwill impairment	265,796
Other permanent differences	135,025	19,736
State and local tax, net of federal	(221,107)	66,794

(Benefit from) provision for income taxes	$(995,793)	$340,180

Effective income tax rate	18%	28%

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Accounts receivable	$34,547	$34,203
Unrealized loss	173,058	-
Deferred rent	15,643	20,652
Deferred compensation	58,355	74,075
Net operating loss	547,570	57,576
Stock-based compensation	602,237	499,841
Inventory	107,298	77,579

Total deferred tax asset	1,538,708	763,926

Deferred tax liabilities:
Intangible assets acquired	70,021	346,892
Unrealized gain	-	111,068
Buildings, machinery and equipment	395,500	228,572

Total deferred tax liabilities	465,521	686,532
Net deferred tax asset	$1,073,187	$77,394

A valuation allowance was not provided at October 31, 2022 or 2021. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 7 - INCOME TAXES (cont’d):

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

As of October 31, 2022 and 2021, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2022 and 2021, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Idaho, Kansas, Michigan, New Jersey, New York, New York City, Virginia, Texas, Rhode Island, South Carolina, and Oregon state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2019. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2019. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2019.

As of October 31, 2022, and 2021, the Company had cumulative net operating loss carryforwards of approximately $2,281,518 and $274,173 respectively, which begin to expire in 2038. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards is subject to an annual limitation of $60,469. These net operating loss carryforwards may be further limited in the event of a change in ownership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purported to represent a class of individuals who purchased coffee products at Aldi, Inc. (“Aldi”), a supermarket chain, generally allege that Aldi sold private label coffee products manufactured by the Company and by Pan American Coffee Co., LLC (“Pan American”), which falsely described the number of cups of coffee that could be made from the amount of product purchased. Aldi and Pan American were also named as defendants in the action. The complaint asserted a variety of claims under New York and California consumer protection laws, and sought unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. On September 28, 2021, the Court entered an order granting the Company’s motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by the Company’s packaging. The plaintiffs filed an appeal with the 7th Circuit Court of Appeals (the “Appeal”). After the Appeal was filed, the Company and the plaintiffs’ settled the matter during mediation in late January 2022 and the Appeal was dismissed.

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) on or about February 2, 2021, concerning the labeling on private label coffee productions the Company sold to the customer.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

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

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $75,004 and $72,558 for the years ended October 31, 2022 and 2021, respectively.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2022	2021
Right-of-use operating lease assets	$2,871,773	$3,545,786

Current lease liability	220,734	340,400
Non-current lease liability	3,136,006	3,299,784
Total lease liability	$3,356,740	$3,640,184

The amortization of the right-of-use asset for the years ended October 31, 2022 and 2021 was $674,013 and $350,871, respectively.

Weighted average remaining lease term	11.4
Weighted average discount rate	4.9%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 9 – LEASES (cont’d):

Maturities of lease liabilities by year for our operating leases are as follows:

2023	$623,696
2024	474,670
2025	354,528
2026	360,108
2027	367,788
Thereafter	2,333,300
Total lease payments	$4,514,090
Less: imputed interest	(1,157,350)
Present value of operating lease liabilities	$3,356,740

The aggregate cash payments under these leasing agreements was $426,271 and $442,118 for the years ended October 31, 2022 and 2021, respectively.

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

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2022 and 2021 of $285,696 and $349,760, respectively.

An employee of one of the top two vendors is a director of the Company. Purchases from that vendor totaled approximately $3,500,000 for the year ended October 31, 2021. This director retired from this vendor. The corresponding accounts payable balance to this vendor was approximately $1,014,000 at October 31, 2021.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. The deferred compensation payable represents the liability due to this employee of the Company upon his retirement. The deferred compensation liability at October 31, 2022 and 2021 was $243,238 and $311,872, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2022 and 2021, respectively as no amounts were contributed to this plan during the years ended October 31, 2022 and 2021.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2022 and 2021.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the years ended October 31, 2022 and 2021. As of October 31, 2022 and October 31, 2021, 1,000,000 and 666,383 options were exercisable, respectively.

The Company recorded $405,821 and $759,073 of stock-based compensation during the years ended October 31, 2022 and 2021, respectively. Stock compensation was fully recognized during the year ended October 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS:

The Company is subject to certain covenants with respect to its line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023.  The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023. The terms of the modification, among other things: (i) provides for a requirement for subordination agreements if necessary, (ii) changes the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business and (iii) establishes a new covenant for a fixed charge coverage ratio.

