Form 10-Q
period 2023-01-31
COFFEE HOLDING CO INC
filed 2023-04-28
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at April 24, 2023.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2023 AND OCTOBER 31, 2022

	January 31, 2023	October 31, 2022
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$4,254,628	$2,515,873
Accounts receivable, net of allowances of $144,000 for 2023 and 2022	6,900,864	7,816,473
Inventories	16,696,781	19,252,214
Due from broker	699,854	818,892
Prepaid expenses and other current assets	320,490	432,126
Prepaid and refundable income taxes	866,155	866,155
TOTAL CURRENT ASSETS	29,738,772	31,701,733

Building, machinery and equipment, net	3,269,245	3,199,790
Customer list and relationships, net of accumulated amortization of $287,508 and $279,883 for 2023 and 2022, respectively	207,625	215,250
Trademarks and tradenames	327,000	327,000
Equity method investments	349,427	354,444
Investment - other	2,500,000	2,500,000
Right of use asset	2,832,907	2,871,773
Deferred income tax assets - net	1,240,437	1,073,187
Deposits and other assets	382,184	449,348
TOTAL ASSETS	$40,847,597	$42,692,525

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,349,903	$3,814,864
Cash overdrafts	-	876,148
Due to broker	632,504	1,523,563
Note payable – current portion	4,200	4,200
Lease liability – current portion	186,879	220,734
TOTAL CURRENT LIABILITIES	5,173,486	6,439,509

Line of credit	8,328,782	8,314,000
Lease liabilities	3,142,959	3,136,006
Note payable – long term	7,732	9,105
Deferred compensation payable	176,074	243,238
TOTAL LIABILITIES	16,829,033	18,141,858
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2023 and 2022; 5,708,599 shares outstanding for 2023 and 2022	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	9,795,334	10,327,437
Less: Treasury stock, 925,331 common shares, at cost for 2023 and 2022	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,263,026	24,795,129
Noncontrolling interest	(244,462)	(244,462)
TOTAL EQUITY	24,018,564	24,550,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,847,597	$42,692,525

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	2023	2022
NET SALES	$18,326,114	$16,704,860

COST OF SALES	16,005,814	12,433,252

GROSS PROFIT	2,320,300	4,271,608

OPERATING EXPENSES:
Selling and administrative	2,941,437	3,569,740
Officers’ salaries	179,888	151,138
TOTAL	3,121,325	3,720,878

(LOSS) INCOME FROM OPERATIONS	(801,025)	550,730

OTHER INCOME (EXPENSE):
Interest income	3,107	1,537
Loss from equity method investments	(5,017)	(31,725)
Other income	234,041	-
Interest expense	(130,459)	(40,610)
TOTAL	101,672	(70,798)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(699,353)	479,932

Income Tax (benefit) provision	(167,250)	137,406

NET (LOSS) INCOME BEFORE ADJUSTMENT FOR NON-CONTROLLING INTEREST IN SUBSIDIARY	(532,103)	342,526
Less: Net income attributable to the non-controlling interest in subsidiary	-	(61,663)

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(532,103)	$280,863

Basic and diluted (loss) earnings earnings per share	$(0.09)	$0.05

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Stock Compensation					189,768			187,768

Net income						280,863		280,863

Dividend to common shareholders						(399,000)		(399,000)
Non-Controlling Interest							61,663	61,663

Balance, January 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,878,565	$14,353,085	$898,889	$29,503,613

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss						(532,103)		(532,103)

Balance, January 3l, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,795,334	$(244,462)	$24,018,564

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	2023	2022
OPERATING ACTIVITIES:

Net (loss) income	$(532,103)	$342,526
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	140,188	155,759
Stock-based compensation	-	189,768
Unrealized loss (gain) on commodities	(772,021)	66,767
Loss on equity method investments	5,017	31,726
Amortization of right to use asset	79,663	102,681
Deferred income taxes	(167,250)	(15,792)
Changes in operating assets and liabilities:
Accounts receivable	915,609	757,812
Inventories	2,555,433	(854,374)
Prepaid expenses and other current assets	111,636	(107,069)
Prepaid and refundable income taxes	-	3,750
Lease liability	(67,699)	(89,071)
Deposits and other assets	-	(68,757)
Accounts payable and accrued expenses	535,039	(1,897,340)
Income taxes payable	-	148,150
Net cash provided by (used in) operating activities	2,803,512	(1,233,464)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(202,018)	(44,729)
Net cash used in investing activities	(202,018)	(44,729)

FINANCING ACTIVITIES:
Advances under bank line of credit	914,782	1,600,000
Cash overdraft	(876,148)
Principal payments on note payable	(1,373)	(1,307)
Principal payments under bank line of credit	(900,000)	-
Net cash (used in) provided by financing activities	(862,739)	1,598,693

NET INCREASE IN CASH	1,738,755	320,500

CASH, BEGINNING OF PERIOD	2,515,873	3,696,275

CASH, END OF PERIOD	$4,254,628	$4,016,775

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$121,019	$36,853
Income taxes paid	$-	$1,298

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$40,797

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

On September 29, 2022, the Company entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of the Company common stock, $0.001 par value per share (the “Common Stock”), will be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”).

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The Company’s fiscal year ends on October 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended October 31, 2022. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2022 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2022 and notes thereto included in the Company’s fiscal 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “2022 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended January 31, 2023.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by product line in the three months ended January 31, 2023 and 2022

	January 31, 2023	January 31, 2022
Green	$7,658,947	$6,951,573
Packaged	$10,667,167	$9,753,287
Totals	$18,326,114	$16,704,860

NOTE 3 - INVENTORIES:

Inventories at January 31, 2023 and October 31, 2022 consisted of the following:

	January 31, 2023	October 31, 2022
Packed coffee	$2,933,996	$2,677,617
Green coffee	11,954,062	14,847,708
Roasters and parts	553,863	576,778
Packaging supplies	1,254,860	1,150,111
Totals	$16,696,781	$19,252,214

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 4 - COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce cost of sales. The commodities held at broker represent the market value of the Company’s trading account, which consists of options and future contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. We record all open contract positions on our consolidated balance sheets at fair value in the due from and due to broker line items and typically do not offset these assets and liabilities.

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2023	2022
Gross realized gains	$128,925	$322,140
Gross realized losses	(666,050)	(378,919)
Unrealized gain (loss)	772,021	(66,766)
Total	$234,896	$(123,545)

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 5 - LINE OF CREDIT:

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (later acquired by Webster Bank N.A.) (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

The Company is subject to certain covenants with respect to its line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023 to, among other things: (i) provides for a requirement for subordination agreements if necessary, and (ii) changes the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, (iii) establishes a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $8,328,782 and $8,314,000 as of January 31, 2023 and October 31, 2022, respectively.

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

As of January 31, 2023 and October 31, 2022, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2023 and October 31, 2022, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 6 - INCOME TAXES (cont’d):

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three months ended January 31, 2023 and 2022. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

CLASS ACTION COMPLAINT

The Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois (the “Court”) on or about December 21, 2020. The plaintiffs, Eileen Brodsky and Rhonda Diamond, purported to represent a class of individuals who purchased coffee products at one of the Company’s supermarket customers, generally allege that such client sold private label coffee products manufactured by the Company and one of its partners, which falsely described the number of cups of coffee that could be made from the amount of product purchased. These parties were also named as defendants in the action. The complaint asserted a variety of claims under New York and California consumer protection laws, and sought unspecified monetary damages, including disgorgement and restitution, as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. On September 28, 2021, the Court entered an order granting the Company’s motion to dismiss with prejudice (the “Dismissal Order”). In the Dismissal Order, the Court stated that no reasonable coffee drinker would be deceived by the Company’s packaging. The plaintiffs filed an appeal with the 7th Circuit Court of Appeals (the “Appeal”). After the Appeal was filed, the Company settled the matter during mediation in late January 2022 and the Appeal was dismissed.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions the Company sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from the Company’s customer, generally alleged that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company is not named as a defendant in the action, but the Company agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserts a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The parties have finalized the details of a settlement agreement. The final settlement amount was immaterial to the Company’s operations and results of operations.

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2023	2022
Right-of-use operating lease assets	$2,832,907	$2,871,773

Current lease liability	186,879	220,734
Non-current lease liability	3,142,959	3,136,006
Total lease liability	$3,329,838	$3,356,740

The amortization of the right-of-use asset for the three months ended January 31, 2023 and 2022 was $79,663 and $102,681, respectively.

Weighted average remaining lease term	11.1
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2023	$558,758
2024	481,670
2025	354,528
2026	360,108
2027	367,788
Thereafter	2,333,300
Total lease payments	$4,456,152
Less: imputed interest	(1,126,314)
Present value of operating lease liabilities	$3,329,838

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In December 2022, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $40,979 as of January 31, 2023.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% former partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2023 and 2022 of $56,851 and $58,434, respectively, for the processing of finished goods.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $176,074 and $243,238 at January 31, 2023 and October 31, 2022, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at January 31, 2023 and October 31, 2022 were $176,074 and $243,238, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2023 and the year ended October 31, 2022.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three months ended January 31, 2023 or for the year ended October 31, 2022.

The Company recorded $0 and $189,768 of stock-based compensation for the three months ended January 31, 2023 and 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	the success of our joint ventures;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the potential adverse impact of the COVID-19 pandemic on our operations and results;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of green coffee;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended January 31, 2023. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on March 29, 2023 for the fiscal year ended October 31, 2022.

Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

Net Sales. Net sales totaled $18,326,114 for the three months ended January 31, 2023, an increase of $1,621,254, or 10%, from $16,704,860 for the three months ended January 31, 2022. The increase in net sales was mostly due to organic growth with existing customers for our private label and branded products, partially offset by lower selling prices to our green coffee customers due to a significant decline in the green coffee market.

Cost of Sales. Cost of sales for the three months ended January 31, 2023 was $16,005,814, or 87% of net sales, as compared to $12,433,252, or 74% of net sales, for the three months January 31, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and the higher costs of packaging of $904,390, freight of $156,190 and labor of $565,376.

Gross Profit. Gross profit for the three months ended January 31, 2023 amounted to $2,320,300 or 13% of net sales, as compared to $4,271,608 or 25% of net sales, for the three months ended January 31, 2022. The decrease in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $599,553 to $3,121,325 for the three months ended January 31, 2023 from $3,720,878 for the three months ended January 31, 2022. Selling and administrative expenses decreased by $628,303 and officers’ salaries increased by $28,750. Operating expenses decreased primarily due to our Generations joint venture not generating expenses this quarter as compared to January 31, 2022 when expenses were $800,393, partially offset by increase in various other categories.

Other Income (Expense). Other income for the three months ended January 31, 2023 was $101,672, an increase of $172,470 from other expense $70,798 for the three months ended January 31, 2022. The increase was attributable to an increase in other income of $234,041 due to an insurance claim, an increase in interest income of $1,570, a decrease in our loss from our equity investments of $26,708, partially offset by an increase in our interest expense of $89,849, during the three months ended January 31, 2023.

Income Taxes. Our benefit for income taxes for the three months ended January 31, 2023 totaled $167,250 compared to a provision of $137,406 for the three months ended January 31, 2022. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2023 versus the income in the quarter ended January 31, 2022.

Net Income. We had a net loss of $532,103 or $0.09 per share basic and diluted, for the three months ended January 31, 2023 compared to net income of $280,863, or $0.05 per share basic and diluted for the three months ended January 31, 2022. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of January 31, 2023, we had working capital of $24,565,286, which represented a $696,938 decrease from our working capital of $25,262,224 as of October 31, 2022. Our working capital decreased primarily due to decreases of $915,609 in accounts receivable, $2,555,433 in inventories, $119,038 in due from broker, $111,636 in prepaid expenses and other current assets, increases of $535,039 in accounts payable and accrued expenses, partially offset by increases of $1,738,755 in cash, decreases of $876,148 in cash overdrafts, $891,059 in due to broker, $33,855 in lease liability – current portion. As of January 31, 2023, the outstanding balance on our line of credit was $8,328,782 compared to $8,314,000 as of October 31, 2022.

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which was later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

As further explained in Note 5 to the unaudited financial statements, the Company is subject to certain covenants with respect to its line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $8,328,782 and $8,314,000 as of January 31, 2023 and October 31, 2022, respectively.

For the three months ended January 31, 2023, our operating activities provided net cash of $1,927,364 as compared to the three months ended January 31, 2022 when operating activities used net cash of $1,233,464. The increased cash flow from operations for the three months ended January 31, 2023 was primarily due to our inventory position.

For the three months ended January 31, 2023, our investing activities used net cash of $202,018 as compared to the three months ended January 31, 2022 when net cash used by investing activities was $44,729. The increase in our uses of cash in investing activities was due to our increased purchases of machinery and equipment during the three months ended January 31, 2023.

For the three months ended January 31, 2023, our financing activities provided net cash of $13,409 compared to net cash provided by financing activities of $1,598,693 for the three months ended January 31, 2022. The change in cash flow from financing activities for the three months ended January 31, 2023 was due to our credit line activity.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through at least the next twelve months from the date these consolidated financial statements are issued, with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Material Weakness Over Financial Reporting

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock based compensation awards and quantities of inventory at one of our subsidiaries. Accordingly, management determined that this control deficiency constituted a material weakness.

During the year ended October 31, 2021, we identified inappropriate system access controls over our financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information, or implement an appropriate level of segregation of duties. During this same period, we determined that we lacked adequate controls with respect to identifying and accounting for material contracts. This was evidenced by our failure to properly identify and account for a material lease amendment. Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to physical custody of certain hardware, electronic and hard copy records of Generations Coffee and its component operation known as Steep and Brew following the Company’s relocation or vacating of certain premises used in the operations of that business unit. Accordingly, management determined that the foregoing were control deficiencies that constituted material weaknesses.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended January 31, 2023 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant customer of ours was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions we sold to the customer. The plaintiff, David Cohen, purporting to represent a class of individuals who purchased coffee products from our customer, generally alleged that the customer sold private label coffee products manufactured by us which falsely described the number of cups of coffee that could be made from the amount of product purchased. We were not named as a defendant in the action, but agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer may suffer as a result. The complaint asserted a variety of claims under Massachusetts consumer protection laws, and seeks unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The parties have finalized the details of a settlement agreement. The final settlement amount was immaterial to the Company’s operations and results of operations.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2022 filed with the Securities and Exchange Commission on March 29, 2023. There have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2022.

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

Coffee Holding Co., Inc.

Date: April 28, 2023	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

-23-