Form 10-Q
period 2023-04-30
COFFEE HOLDING CO INC
filed 2023-06-15
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2023

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at June 12, 2023.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2023 AND OCTOBER 31, 2022

	April 30, 2023	October 31, 2022
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,468,012	$2,515,873
Accounts receivable, net of allowances of $144,000 for 2023 and 2022	6,604,418	7,816,473
Inventories	15,823,297	19,252,214
Due from broker	773,196	818,892
Prepaid expenses and other current assets	282,006	432,126
Prepaid and refundable income taxes	866,155	866,155
TOTAL CURRENT ASSETS	25,817,084	31,701,733

Building, machinery and equipment, net	3,540,586	3,199,790
Customer list and relationships, net of accumulated amortization of $295,133 and $279,883 for 2023 and 2022, respectively	200,000	215,250
Trademarks and tradenames	327,000	327,000
Equity method investments	345,141	354,444
Investment - other	2,500,000	2,500,000
Right of use asset	2,858,346	2,871,773
Deferred income tax assets - net	1,388,437	1,073,187
Deposits and other assets	350,500	449,348
TOTAL ASSETS	$37,327,094	$42,692,525

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,084,620	$3,814,864
Cash overdrafts	-	876,148
Due to broker	541,391	1,523,563
Note payable – current portion	4,200	4,200
Lease liability – current portion	137,222	220,734
TOTAL CURRENT LIABILITIES	2,767,433	6,439,509

Line of credit	7,520,000	8,314,000
Lease liabilities	3,230,204	3,136,006
Note payable – long term	6,343	9,105
Deferred compensation payable	144,390	243,238
TOTAL LIABILITIES	13,668,370	18,141,858
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2023 and 2022; 5,708,599 shares outstanding for 2023 and 2022	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	9,435,494	10,327,437
Less: Treasury stock, 925,331 common shares, at cost for 2023 and 2022	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,903,186	24,795,129
Noncontrolling interest	(244,462)	(244,462)
TOTAL EQUITY	23,658,724	24,550,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,327,094	$42,692,525

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
NET SALES	$33,646,818	$33,203,029	$15,320,703	$16,498,169

COST OF SALES	28,494,333	26,938,669	12,488,522	14,505,415

GROSS PROFIT	5,152,485	6,264,360	2,832,181	1,992,754

OPERATING EXPENSES:
Selling and administrative	6,013,188	6,784,824	3,071,747	3,215,085
Officers’ salaries	324,775	302,275	144,888	151,138
TOTAL	6,337,963	7,087,099	3,216,635	3,366,223

LOSS FROM OPERATIONS	(1,185,478)	(822,739)	(384,454)	(1,373,469)

OTHER (EXPENSE) INCOME
Interest income	3,113	4,094	6	2,556
Loss from equity method investment	(9,303)	(35,801)	(4,286)	(4,075)
Other income	234,041	-	-	-
Interest expense	(249,566)	(90,293)	(119,106)	(49,683)
TOTAL	(21,715)	(122,000)	(123,386)	(51,202)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,207,193)	(944,739)	(507,840)	(1,424,671)

Benefit for income taxes	(315,250)	(248,275)	(148,000)	(385,681)

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(891,943)	(696,464)	(359,840)	(1,038,990)
Less: Net loss attributable to the non-controlling interest	-	609,231	-	670,894

NET LOSS ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(891,943)	$(87,233)	$(359,840)	$(368,096)

Basic and diluted (loss) earnings per share	$(.16)	$(.02)	$(.06)	$(.06)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Net income						280,863		280,863

Stock Compensation					189,768			189,768

Dividend to common shareholders						(399,000)		(399,000)

Non-controlling Interest							61,663	61,663

Balance, January 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,878,565	$14,353,085	$898,889	$29,503,613

Stock Compensation					174,241			174,241

Distribution to non-controlling interest							(220,043)	(220,043)
Non-controlling Interest							(670,894)	(670,894)

Net loss						(368,096)		(368,096)

Balance, April 30, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,052,806	$13,984,989	$7,952	$28,418,821

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss						(532,103)		(532,103)

Balance, January 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,795,334	$(244,462)	$24,018,564

Net loss						(359,840)		(359,840)

Balance, April 30, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,435,494	$(244,462)	$23,658,724

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	2023	2022
OPERATING ACTIVITIES:

Net (loss)	$(891,943)	$(696,464)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	283,585	280,594
Stock-based compensation	-	364,009
Unrealized loss (gain) on commodities	(936,476)	(112,446)
Loss on equity method investments	9,303	35,801
Write-off of accounts receivable		415,096
Write-down of obsolete inventory		718,353
Amortization of right to use asset	159,843	179,949
Deferred income taxes	(315,250)	(37,567)
Changes in operating assets and liabilities:
Accounts receivable	1,212,055	1,548,935
Inventories	3,428,917	(949,058)
Prepaid expenses and other current assets	150,120	111,286
Prepaid and refundable income taxes	-	(299,465)
Lease liability	(135,730)	(152,934)
Deposits and other assets	-	(68,757)
Accounts payable and accrued expenses	(1,730,244)	(2,423,835)
Income taxes payable	-	(410,235)
Net cash provided by (used in) operating activities	1,234,180	(1,496,738)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(609,131)	(871,919)
Net cash used in investing activities	(609,131)	(871,919)

FINANCING ACTIVITIES:
Advances under bank line of credit	934,783	2,500,000
Cash overdraft	(876,148)	-
Principal payments on note payable	(2,762)	(2,631)
Payment of dividend		(399,000)
Principal payments under bank line of credit	(1,728,783)	(400,850)
Net cash (used in) provided by financing activities	(1,672,910)	1,697,519

NET (DECREASE) INCREASE IN CASH	(1,047,861)	(671,138)

CASH, BEGINNING OF PERIOD	2,515,873	3,696,275

CASH, END OF PERIOD	$1,468,012	$3,025,137

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$243,100	$84,967
Income taxes paid	$-	$498,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of inventory by non-controlling interest		$220,043
Initial recognition of operating lease right of use asset	$146,416

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

APRIL 30, 2023

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the three and six months ended April 30, 2023.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by stream for the six and three months ended April 30, 2023 and 2022.

	Six Months Ended April 30, 2023	Three Months Ended April 30, 2023	Six Months Ended April 30, 2022	Three Months Ended April 30, 2022
Green	$14,432,796	$6,773,848	$14,148,853	$7,197,280
Packaged	$19,214,022	$8,546,855	$19,054,176	$9,300,889
Totals	$33,646,818	$15,320,703	$33,203,029	$16,498,169

NOTE 3 - INVENTORIES:

Inventories at April 30, 2023 and October 31, 2022 consisted of the following:

	April 30, 2023	October 31, 2022
Packed coffee	$3,164,089	$2,677,617
Green coffee	10,582,615	14,847,708
Roasters and parts	539,175	576,778
Packaging supplies	1,537,418	1,150,111
Totals	$15,823,297	$19,252,214

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(UNAUDITED)

NOTE 4 - COMMODITIES HELD BY BROKER:

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce cost of sales. The commodities held by broker represent the market value of the Company’s trading account, which consists of options and futures contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may increase earnings volatility in any particular period. We record all open contract positions on our consolidated balance sheets at fair value in the due from and due to broker line items and typically do not offset these assets and liabilities.

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2023	2022
Gross realized gains	$247,983	$1,000,908
Gross realized losses	(626,311)	(878,440)
Unrealized gain	164,455	179,213
Total	$(213,873)	$301,681

	Six Months Ended April 30,
	2023	2022
Gross realized gains	$376,908	$1,323,048
Gross realized losses	(1,292,361)	(1,257,359)
Unrealized gain	936,476	112,446
Total	$21,023	$178,135

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(UNAUDITED)

NOTE 5 - LINE OF CREDIT:

On April 25, 2017 the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”) (later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 17, 2022, the Company reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. The facility was then approved for a two-year extension. All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same.

On June 28, 2022, the Company reached an agreement for a new loan modification agreement and credit facility with Webster. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same.

The Company is subject to certain covenants with respect to its line of credit agreement. The Company was not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. The Company requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. The loan agreement was also modified on March 15, 2023 to, among other things: (i) provide for a requirement for subordination agreements if necessary, and (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, (iii) establishe a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $7,520,000 and $8,314,000 as of April 30, 2023 and October 31, 2022, respectively.

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

As of April 30, 2023 and October 31, 2022, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2023 and October 31, 2022, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

NOTE 7 - EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share,” and certain other financial accounting pronouncements. Basic earnings per common share were computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the six and three months ended April 30, 2023 and 2022. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

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

APRIL 30, 2023

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont’d):

A significant customer of the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Massachusetts on or about February 2, 2021, concerning the labeling on private label coffee productions the Company sold to the customer. The plaintiff, David Cohen, purported to represent a class of individuals who purchased coffee products from the Company’s customer, generally alleged that the customer sold private label coffee products manufactured by the Company which falsely described the number of cups of coffee that could be made from the amount of product purchased. The Company was not named as a defendant in the action, but the Company agreed to indemnify the customer for the costs and expenses incurred in defending the lawsuit and for any liability the customer suffered as a result. The complaint asserted a variety of claims under Massachusetts consumer protection laws, and sought unspecified monetary damages as well as other forms of relief including class certification, declaratory and injunctive relief, attorneys’ fees, and interest. The parties finalized the details of a settlement agreement and the final settlement amount was immaterial to the Company’s operations and results of operations.

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(UNAUDITED)

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2023	2022
Right-of-use operating lease assets	$2,858,346	$2,871,773

Current lease liability	137,222	220,734
Non-current lease liability	3,230,204	3,136,006
Total lease liability	$3,367,426	$3,356,740

The amortization of the right-of-use asset for the three months ended April 30, 2023 and 2022 was $80,180 and $77,268, respectively. The amortization of the right-of-use asset for the six months ended April 30, 2023 and 2022 was $159,843 and $179,949, respectively.

Weighted average remaining lease term	10.8
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2023	$473,033
2024	519,304
2025	393,668
2026	376,683
2027	367,788
Thereafter	2,333,300
Total lease payments	$4,463,776
Less: imputed interest	(1,096,350)
Present value of operating lease liabilities	$3,367,426

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In December 2022, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $40,797 as of January 31, 2023.

In March 2023, the Company extended its lease at its subsidiary Organics Products Trading Company in Washington through March 2026. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $105,619 as of April 30, 2023.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% former partner in Generation Coffee Company LLC (“GCC”) as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred by the Partner during the three and six months ended April 30, 2023 and 2022 of $0 and $94,037 and $56,851 and $152,471, respectively, for the processing of finished goods.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $144,390 and $243,238 at April 30, 2023 and October 31, 2022, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at April 30, 2023 and October 31, 2022 were $144,390 and $243,238, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2023 and the year ended October 31, 2022.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three and six months ended April 30, 2023 or for the year ended October 31, 2022.

The Company recorded $0 stock-based compensation for the three and six months ended April 30, 2023 and $174,241 and $364,009 for the three and six months ended April 30, 2022.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and six months ended April 30, 2023. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on March 29, 2023 for the fiscal year ended October 31, 2022.

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

Net Sales. Net sales totaled $15,320,703 for the three months ended April 30, 2023, a decrease of $1,177,466, or 7.1%, from $16,498,169 for the three months ended April 30, 2022. The decrease in net sales was due to an increase of sales to our legacy customers partially offset by a decrease in sales from our Generations/Steep N Brew subsidiary.

Cost of Sales. Cost of sales for the three months ended April 30, 2023 was $12,488,522, or 81.5% of net sales, as compared to $14,505,415, or 87.9% of net sales, for the three months April 30, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales.

Gross Profit. Gross profit for the three months ended April 30, 2023 amounted to $2,832,181 or 18.5% of net sales, as compared to $1,992,754 or 12.1% of net sales, for the three months ended April 30, 2022. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $149,588 to $3,216,635 for the three months ended April 30, 2023 from $3,366,223 for the three months ended April 30, 2022. Selling and administrative expenses decreased by $143,338 and officers’ salaries decreased by $6,250.

Other Income (Expense). Other expense for the three months ended April 30, 2023 was $123,386, an increase of $72,184 from $51,202 for the three months ended April 30, 2022. The increase in other expense was attributable to an increase in interest expense of $69,423, an increase in our loss from our equity investments of $211 and a decrease in our interest income of $2,550, during the three months ended April 30, 2023.

Income Taxes. Our benefit for income taxes for the three months ended April 30, 2023 totaled $148,000 compared to a benefit of $385,681 for the three months ended April 30, 2022. The change was primarily attributable to the difference in the loss for the quarter ended April 30, 2023 versus the income in the quarter ended April 30, 2022.

Net (Loss) Income. We had a net loss of $359,840 or $(0.06) per share basic and diluted, for the three months ended April 30, 2023 compared to a net loss of $368,096, or $(0.06) per share basic and diluted for the three months ended April 30, 2022.

Six Months Ended April 30, 2023 Compared to the Six Months Ended April 30, 2022

Net Sales. Net sales totaled $33,646,818 for the six months ended April 30, 2023, an increase of $443,789, or 1.3%, from $33,203,029 for the six months ended April 30, 2022. The increase in net sales was due to an increase of sales to our legacy customers partially offset by a decrease in sales from our Generations/Steep N Brew subsidiary.

Cost of Sales. Cost of sales for the six months ended April 30, 2023 was $28,494,333, or 84.7% of net sales, as compared to $26,938,669, or 81.1% of net sales, for the six months April 30, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase in cost of sales was due to our increased sales and the higher costs of packaging.

Gross Profit. Gross profit for the six months ended April 30, 2023 amounted to $5,152,485 or 15.3% of net sales, as compared to $6,264,360 or 18.9% of net sales, for the six months ended April 30, 2022. The decrease in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $749,136 to $6,337,963 for the six months ended April 30, 2023 from $7,087,099 for the six months ended April 30, 2022. Selling and administrative expenses decreased by $771,636 and officers’ salaries increased by $22,500. Operating expenses decreased primarily due to our Generations joint venture not generating expenses for the six months ended April 2023 compared to the six months ended April 30, 2022, partially offset by increase in various other categories.

Other Income (Expense). Other expense for the six months ended April 30, 2023 was $21,715, a decrease of $100,285 from $122,000 for the six months ended April 30, 2022. The decrease was attributable to an increase in other income of $234,041 due to an insurance claim, a decrease in our loss from our equity investments of $26,498, partially offset by an increase in our interest expense of $159,273 and a decrease in our interest income of $981, during the six months ended April 30, 2023.

Income Taxes. Our benefit for income taxes for the six months ended April 30, 2023 totaled $315,250 compared to a benefit of $248,275 for the six months ended April 30, 2022. The change was primarily attributable to the difference in the income for the six months ended April 30, 2023 versus the income in the six months ended April 30, 2022.

Net (Loss) Income. We had a net loss of $891,433 or ($0.16) per share basic and diluted, for the six months ended April 30, 2023 compared to a net loss of $87,233, or ($0.02) per share basic and diluted for the six months ended April 30, 2022. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

As of April 30, 2023, we had working capital of $23,049,651, which represented a $2,212,573 decrease from our working capital of $25,262,224 as of October 31, 2022. Our working capital decreased primarily due to decreases of $1,047,861 in cash and cash equivalents, $1,212,055 in accounts receivable, $3,428,917 in inventories, $45,696 in due from broker and $150,120 in prepaid expenses and other current assets, partially offset by decreases of $1,730,244 in accounts payable and accrued expenses, $876,148 in cash overdrafts, $982,172 in due to broker and $83,512 in lease liability – current portion. As of April 30, 2023, the outstanding balance on our line of credit was $7,520,000 compared to $8,314,000 as of October 31, 2022.

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

On June 28, 2022, we reached an agreement for a new loan modification agreement and credit facility with Webster. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same.

As further explained in Note 5 to the unaudited financial statements, the Company is subject to certain covenants with respect to its line of credit agreement. We were not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. We requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our lines of credit were $7,520,000 and $8,314,000 as of April 30, 2023 and October 31, 2022, respectively.

For the six months ended April 30, 2023, our operating activities provided net cash of $1,234,180 as compared to the six months ended April 30, 2022 when operating activities used net cash of $1,496,738. The increased cash flow from operations for the six months ended April 30, 2023 was primarily due to our inventory position.

For the six months ended April 30, 2023, our investing activities used net cash of $609,131 as compared to the six months ended April 30, 2022 when net cash used by investing activities was $871,919. The decrease in our uses of cash in investing activities was due to our decreased purchases of machinery and equipment during the six months ended April 30, 2023.

For the six months ended April 30, 2023, our financing activities used net cash of $1,672,910 compared to net cash provided by financing activities of $1,697,519 for the six months ended April 30, 2022. The change in cash flow from financing activities for the six months ended April 30, 2023 was due to our credit line activity.

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

Material Weakness Over Financial Reporting

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock-based compensation awards and quantities of inventory at one of our subsidiaries. Accordingly, management determined that this control deficiency constituted a material weakness.

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

Further, during the year ended October 31, 2021, we determined that we lacked adequate controls with respect to physical custody of certain hardware, electronic and hard copy records of Generations Coffee and its component operation known as Steep n’ Brew following the Company’s relocation or vacating of certain premises used in the operations of that business unit. Accordingly, management determined that the foregoing were control deficiencies that constituted material weaknesses.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and six months ended April 30, 2023 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

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

None.

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

Coffee Holding Co., Inc.

Date: June 15, 2023	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

