Form 10-Q
period 2023-07-31
COFFEE HOLDING CO INC
filed 2023-09-14
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2023

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 14, 2023.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2023 AND OCTOBER 31, 2022

	July 31, 2023	October 31, 2022
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$2,418,550	$2,515,873
Accounts receivable, net of allowances of $144,000 for 2023 and 2022	6,482,154	7,816,473
Inventories	17,138,384	19,252,214
Due from broker	557,356	818,892
Prepaid expenses and other current assets	441,432	432,126
Prepaid and refundable income taxes	866,155	866,155
TOTAL CURRENT ASSETS	27,904,031	31,701,733

Building, machinery and equipment, net	3,507,692	3,199,790
Customer list and relationships, net of accumulated amortization of $302,758 and $279,883 for 2023 and 2022, respectively	192,375	215,250
Trademarks and tradenames	327,000	327,000
Equity method investments	340,134	354,444
Investment - other	2,500,000	2,500,000
Right of use asset	2,777,685	2,871,773
Deferred income tax assets - net	1,428,687	1,073,187
Deposits and other assets	337,406	449,348
TOTAL ASSETS	$39,315,010	$42,692,525

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,823,453	$3,814,864
Line of credit	9,020,000	-
Cash overdrafts	-	876,148
Due to broker	485,506	1,523,563
Note payable – current portion	4,200	4,200
Lease liability – current portion	69,044	220,734
TOTAL CURRENT LIABILITIES	12,402,203	6,439,509

Line of credit	-	8,314,000
Lease liabilities	3,230,204	3,136,006
Note payable – long term	4,464	9,105
Deferred compensation payable	131,296	243,238
TOTAL LIABILITIES	15,768,167	18,141,858
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2023 and 2022; 5,708,599 shares outstanding for 2023 and 2022	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	9,323,613	10,327,437
Less: Treasury stock, 925,331 common shares, at cost for 2023 and 2022	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	23,791,305	24,795,129
Noncontrolling interest	(244,462)	(244,462)
TOTAL EQUITY	23,546,843	24,550,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,315,010	$42,692,525

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
NET SALES	$49,411,183	$50,216,316	$15,764,365	$17,013,286

COST OF SALES	41,810,204	40,806,381	13,315,602	13,867,710

GROSS PROFIT	7,600,979	9,409,935	2,448,763	3,145,576

OPERATING EXPENSES:
Selling and administrative	8,722,156	9,530,817	2,709,238	2,758,995
Officers’ salaries	467,548	449,375	142,772	147,099
TOTAL	9,189,704	9,980,192	2,852,010	2,906,094

(LOSS) INCOME FROM OPERATIONS	(1,588,725)	(570,257)	(403,247)	239,482

OTHER (EXPENSE) INCOME:
Interest income	3,120	4,095	7	2
Loss from equity method investment	(14,310)	(43,154)	(5,007)	(7,354)
Other income	634,181	-	400,140	-
Interest expense	(393,590)	(143,393)	(144,024)	(53,100)
TOTAL	229,401	(182,452)	251,116	(60,452)

(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES AND NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,359,324)	(752,709)	(152,131)	179,030

(Benefit) provision for income taxes	(355,500)	(188,626)	(40,250)	46,649

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(1,003,824)	(564,083)	(111,881)	132,381
Less: Net loss attributable to the non-controlling interest	-	609,231	-	-

NET (LOSS) INCOME ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(1,003,824)	$45,148	$(111,881)	$132,381

Basic and diluted (loss) income earnings per share	$(.18)	$.01	$(.02)	$.02

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Net income						280,863		280,863

Stock Compensation					189,768			189,768

Dividend to common shareholders						(399,000)		(399,000)

Non-controlling Interest							61,663	61,663

Balance, January 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,878,565	$14,353,085	$898,889	$29,503,613

Stock Compensation					174,241			174,241

Distribution to non-controlling interest							(220,043)	(220,043)
Non-controlling Interest							(670,894)	(670,894)

Net loss						(368,096)		(368,096)

Balance, April 30, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,052,806	$13,984,989	$7,952	$28,418,821

Stock Compensation					41,812			41,812

Net income						132,381		132,381

Balance, July 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$14,117,370	$7,952	$28,593,014

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss						(532,103)		(532,103)

Balance, January 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,795,334	$(244,462)	$24,018,564

Net loss						(359,840)		(359,840)

Balance, April 30, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,435,494	$(244,462)	$23,658,724

Net loss						(111,881)		(111,881)
Balance, July 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,323,613	$(244,462)	$23,546,843

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	2023	2022
OPERATING ACTIVITIES:

Net loss	$(1,003,824)	$(564,083)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	436,669	421,661
Stock-based compensation	-	405,821
Unrealized loss (gain) on commodities	(776,521)	38,241
Loss on equity method investments	14,310	43,154
Write-off of accounts receivable		415,096
Write-down of obsolete inventory		718,353
Amortization of right to use asset	240,504	258,028
Deferred income taxes	(355,500)	(71,192)
Changes in operating assets and liabilities:
Accounts receivable	1,334,319	1,349,778
Inventories	2,113,830	(4,215,991)
Prepaid expenses and other current assets	(9,306)	(165,419)
Prepaid and refundable income taxes	-	(577,043)
Lease liability	(203,908)	(217,777)
Deposits and other assets	-	(68,757)
Accounts payable and accrued expenses	(991,411)	(175,172)
Income taxes payable	-	(414,949)
Net cash provided by (used in) operating activities	799,162	(2,820,251)

INVESTING ACTIVITIES:
Purchases of machinery and equipment	(721,696)	(1,357,066)
Net cash used in investing activities	(721,696)	(1,357,066)

FINANCING ACTIVITIES:
Advances under bank line of credit	2,434,783	3,027,654
Cash overdraft	(876,148)	-
Principal payments on note payable	(4,641)	(2,631)
Payment of dividend		(399,000)
Principal payments under bank line of credit	(1,728,783)	(714,504)
Net cash (used in) provided by financing activities	(174,789)	1,911,519

NET DECREASE IN CASH	(97,323)	(2,265,798)

CASH, BEGINNING OF PERIOD	2,515,873	3,696,275

CASH, END OF PERIOD	$2,418,550	$1,430,477

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$373,043	$84,967
Income taxes paid	$-	$498,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of inventory by non-controlling interest		$220,043
Initial recognition of operating lease right of use asset	$146,416

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

(UNAUDITED)

NOTE 2 – GOING CONCERN, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Going Concern

These accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

The Company prepared a forecast representing their business plans for fiscal 2024. However, the Company has yet to achieve increased revenues at higher margins and there is no assurance they will be successful. The line of credit expires within 12 months and there have been no discussions with the financial institution to extend the line of credit ($9 million at July 31, 2023).

The Company’s ability to execute its operating plan through fiscal 2024 and beyond depends on its ability to renew or replace its line of credit. The Company expects to renew the line of credit or, if necessary, seek alternative financing on similar terms. There can be no assurance that the Company will be able to renew the line of credit in a timely manner and or that any such renewal will contain commercially acceptable terms. Therefore, as of July 31, 2023, the Company has concluded there is substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The Company’s fiscal year ends on October 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended October 31, 2022. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2022 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2022 and notes thereto included in the Company’s fiscal 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “2022 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The condensed consolidated financial statements include the accounts of its subsidiaries, namely, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc. (“CFI”) and Generations Coffee Company, LLC (“GCC”), the entity formed as a result of the Company’s joint venture with Caruso’s Coffee, Inc. The Company owns a 60% equity interest in GCC. All significant inter-company transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the three and nine months ended July 31, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (cont’d):

The following table presents revenues by stream for the nine and three months ended July 31, 2023 and 2022.:

	Nine Months Ended July 31, 2023	Three Months Ended July 31, 2023	Nine Months Ended July 31, 2022	Three Months Ended July 31, 2022
Green	$21,078,402	$6,645,606	$21,163,637	$7,014,783
Packaged	28,332,781	9,118,759	29,052,679	9,998,503
Totals	$49,411,183	$15,764,365	$50,216,316	$17,013,286

NOTE 3 - INVENTORIES:

Inventories at July 31, 2023 and October 31, 2022 consisted of the following:

	July 31, 2023	October 31, 2022
Packed coffee	$2,818,664	$2,677,617
Green coffee	11,925,640	14,847,708
Roasters and parts	534,273	576,778
Packaging supplies	1,859,807	1,150,111
Totals	$17,138,384	$19,252,214

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

The Company classifies its options and futures contracts as trading securities, and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2023	2022
Gross realized gains	$265,801	$635,570
Gross realized losses	(236,404)	-
Unrealized losses	(159,955)	(150,687)
Total	$(130,558)	$484,883

	Nine Months Ended July 31,
	2023	2022
Gross realized gains	$642,709	$1,958,618
Gross realized losses	(1,528,765)	(1,257,359)
Unrealized gain (losses)	776,521	(38,241)
Total	$(109,535)	$663,018

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $9,020,000 and $8,314,000 as of July 31, 2023 and October 31, 2022, respectively.

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

As of July 31, 2023 and October 31, 2022, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2023 and October 31, 2022, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

NOTE 7 - EARNINGS (LOSS) PER SHARE:

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB ASC 260, “Earnings per Share,” and certain other financial accounting pronouncements. Basic earnings per common share were computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the nine and three months ended July 31, 2023 and 2022. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

(UNAUDITED)

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2023	2022
Right-of-use operating lease assets	$2,777,685	$2,871,773

Current lease liability	$69,044	$220,734
Non-current lease liability	3,230,204	3,136,006
Total lease liability	$3,299,248	$3,356,740

The amortization of the right-of-use asset for the three months ended July 31, 2023 and 2022 was $80,662 and $78,079, respectively. The amortization of the right-of-use asset for the nine months ended July 31, 2023 and 2022 was $240,504 and $258,028, respectively.

Weighted average remaining lease term	10.5
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2023	$365,579
2024	519,304
2025	393,668
2026	376,683
2027	367,788
Thereafter	2,333,300
Total lease payments	$4,356,322
Less: imputed interest	(1,057,074)
Present value of operating lease liabilities	$3,299,248

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% former partner in Generation Coffee Company LLC (“GCC”) as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred by the Partner during the three and nine months ended July 31, 2023 and 2022 of $0 and $56,851 and $58,490 and $210,961, respectively, for the processing of finished goods.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $131,296 and $243,238 at July 31, 2023 and October 31, 2022, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at July 31, 2023 and October 31, 2022 were $131,296 and $243,238, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2023 and the year ended October 31, 2022.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three and nine months ended July 31, 2023 or for the year ended October 31, 2022.

The Company recorded $0 stock-based compensation for the three and nine months ended July 31, 2023 and $41,812 and $405,821 for the three and nine months ended July 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of “Operations” “Business,” “Risk Factors” and elsewhere in this annual report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2023. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on March 29, 2023 for the fiscal year ended October 31, 2022.

Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

Net Sales. Net sales totaled $15,764,365 for the three months ended July 31, 2023, a decrease of $1,248,921, or 7.3%, from $17,013,286 for the three months ended July 31, 2022. The decrease in net sales was due to a decrease in sales from our Generations/Steep N Brew subsidiary and lower selling prices of green coffee to our wholesale green coffee customer base partially offset by an increase of sales to our legacy customers.

Cost of Sales. Cost of sales for the three months ended July 31, 2023 was $13,315,602, or 84.5% of net sales, as compared to $13,867,710, or 81.5% of net sales, for the three months July 31, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to our decreased sales partially offset by a small loss in our hedging operation compared to a gain in hedging in 2022.

Gross Profit. Gross profit for the three months ended July 31, 2023 amounted to $2,448,763 or 15.5% of net sales, as compared to $3,145,576 or 18.5% of net sales, for the three months ended July 31, 2022. The decrease in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $54,084 to $2,852,010 for the three months ended July 31, 2023 from $2,906,094 for the three months ended July 31, 2022. Selling and administrative expenses decreased by $49,757 and officers’ salaries decreased by $4,327. Operating expenses decreased primarily due to our Generations joint venture not generating expenses for the three months ended July 2023 compared to the three months ended July 31, 2022, partially offset by increase in various other categories

Other Income (Expense). Other income for the three months ended July 31, 2023 was $251,116, an increase of $311,568 from other expense of $60,452 for the three months ended July 31, 2022. The increase in other income was attributable to an increase in other income of $400,140 due to an insurance claim, partially offset by an increase in interest expense of $90,924.

Income Taxes. Our benefit for income taxes for the three months ended July 31, 2023 totaled $40,250 compared to a provision of $46,649 for the three months ended July 31, 2022. The change was primarily attributable to the difference in the loss for the quarter ended July 31, 2023 versus the income in the quarter ended July 31, 2022.

Net (Loss) Income. We had a net loss of $111,881 or $(0.02) per share basic and diluted, for the three months ended July 31, 2023 compared to net income of $132,381, or $0.02 per share basic and diluted for the three months ended July 31, 2022.

Nine Months Ended July 31, 2023 Compared to the Nine Months Ended July 31, 2022

Net Sales. Net sales totaled $49,411,183 for the nine months ended July 31, 2023, a decrease of $805,133, or 1.6%, from $50,216,316 for the nine months ended July 31, 2022. The decrease in net sales was due to a decrease in sales from our Generations/Steep N Brew subsidiary and lower selling prices of green coffee to our wholesale green coffee customer base partially offset by an increase of sales to our legacy customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2023 was $41,810,204, or 84.6% of net sales, as compared to $40,806,381, or 81.3% of net sales, for the nine months July 31, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity.

Gross Profit. Gross profit for the nine months ended July 31, 2023 amounted to $7,600,979 or 15.4% of net sales, as compared to $9,409,935 or 18.7% of net sales, for the nine months ended July 31, 2022. The decrease in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $790,488 to $9,189,704 for the nine months ended July 31, 2023 from $9,980,192 for the nine months ended July 31, 2022. Selling and administrative expenses decreased by $808,661 and officers’ salaries increased by $18,173. Operating expenses decreased primarily due to our Generations joint venture not generating expenses for the nine months ended July 2023 compared to the nine months ended July 31, 2022, partially offset by increase in various other categories.

Other Income (Expense). Other income for the nine months ended July 31, 2023 was $229,401, an increase of $411,853 from other expense of $182,452 for the nine months ended July 31, 2022. The increase was attributable to an increase in other income of $634,181 due to an insurance claim, a decrease in our loss from our equity investments of $28,844, partially offset by an increase in our interest expense of $250,197 and a decrease in our interest income of $975, during the nine months ended July 31, 2023.

Income Taxes. Our benefit for income taxes for the nine months ended July 31, 2023 totaled $355,500 compared to a benefit of $188,626 for the nine months ended July 31, 2022. The change was primarily attributable to the difference in the income for the nine months ended July 31, 2023 versus the income in the nine months ended July 31, 2022.

Net (Loss) Income. We had a net loss of $1,003,824 or ($0.18) per share basic and diluted, for the nine months ended July 31, 2023 compared to net income of $45,148, or $0.01 per share basic and diluted for the nine months ended July 31, 2022. The decrease in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

The Company prepared a forecast representing their business plans for fiscal 2024. However, the Company has yet to achieve increased revenues at higher margins and there is no assurance they will be successful. The line of credit expires within 12 months and there have been no discussions with the financial institution to extend the line of credit ($9 million at July 31, 2023).

The Company’s ability to execute its operating plan through fiscal 2024 and beyond depends on its ability to renew or replace its line of credit. The Company expects to renew the line of credit or, if necessary, seek alternative financing on similar terms. There can be no assurance that the Company will be able to renew the line of credit in a timely manner and or that any such renewal will contain commercially acceptable terms. Therefore, as of July 31, 2023, the Company has concluded there is substantial doubt about their ability to continue as a going concern.

As of July 31, 2023, we had working capital of $15,501,828, which represented a $9,760,396 decrease from our working capital of $25,262,224 as of October 31, 2022. Our working capital decreased primarily due to decreases of $97,323 in cash and cash equivalents, $1,334,319 in accounts receivable, $2,113,830 in inventories, $261,536 in due from broker and our line of credit of $9,020,000 being shown as current,partially offset by an increase of $9,306 in prepaid expenses and other current assets, decreases of $991,411 in accounts payable and accrued expenses, $876,148 in cash overdrafts, $1,038,057 in due to broker and $151,690 in lease liability – current portion. As of July 31, 2023, the outstanding balance on our line of credit was $9,020,000 compared to $8,314,000 as of October 31, 2022.

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

As further explained in Note 5 to the condensed consolidated financial statements, we are subject to certain covenants with respect to our line of credit agreement and we were not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. We requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our lines of credit were $9,020,000 and $8,314,000 as of July 31, 2023 and October 31, 2022, respectively.

For the nine months ended July 31, 2023, our operating activities provided net cash of $799,162 as compared to the nine months ended July 31, 2022 when operating activities used net cash of $2,820,251. The increased cash flow from operations for the nine months ended July 31, 2023 was primarily due to our inventory position.

For the nine months ended July 31, 2023, our investing activities used net cash of $721,696 as compared to the nine months ended July 31, 2022 when net cash used by investing activities was $1,357,066. The decrease in our uses of cash in investing activities was due to our decreased purchases of machinery and equipment during the nine months ended July 31, 2023.

For the nine months ended July 31, 2023, our financing activities used net cash of $174,789 compared to net cash provided by financing activities of $1,911,519 for the nine months ended July 31, 2022. The change in cash flow from financing activities for the nine months ended July 31, 2023 was due to our credit line activity.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through at least the next twelve months from the date these condensed consolidated financial statements are issued, with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and nine months ended July 31, 2023 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coffee Holding Co., Inc.

Date: September 14, 2023	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

