Form 10-K
period 2023-10-31
COFFEE HOLDING CO INC
filed 2024-02-09
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2023, was   $7,972,813.

As of January 20, 2024, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

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

Recent Developments

On September 29, 2022, Coffee Holding Co., Inc, a Nevada corporation (“JVA”), entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among JVA, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JVA, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). On June 29, 2023, JVA, Pubco, Delta, Merger Sub and the Sellers entered into Amendment 1 to the Merger Agreement (the “First Amendment”). On January 4, 2024, JVA, Pubco, Delta, Merger Sub and the Sellers entered into Amendment 2 to the Merger Agreement (the “Second Amendment”).

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

From the date of the Merger Agreement until October 19, 2022 (the “Go-Shop Period”), JVA had the right to initiate, solicit, facilitate and encourage any inquiry or the making of any proposals or offers that would constitute an acquisition proposal involving more than fifteen percent (15%) of JVA’s assets or outstanding shares of common stock or in which the stockholders of JVA immediately preceding the contemplated transaction would hold less than eighty-five percent (85%) of the voting equity interest of the surviving company (each or any combination of the foregoing, a “Takeover Proposal”), including by way of providing access to non–public information to any third party pursuant to a non-disclosure agreement. Following the expiration of the Go-Shop Period, JVA ceased such activities and be subject to customary “no-shop” restrictions on its ability to solicit a Takeover Proposal from third parties and to provide non-public information to and engage in discussions with a third party in relation to a Takeover Proposal, except that JVA may continue to engage in the aforementioned activities with third parties from whom JVA has received a Takeover Proposal that the Board has determined constitutes or is reasonably likely to lead to a Superior Proposal (as defined below) and has determined that the failure to take such actions would be inconsistent with the Board’s fiduciary duties.

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

The Merger Agreement may be terminated by each of Delta and of JVA under certain circumstances, including, among others by either Delta or JVA if the Merger has not been consummated by April 1, 2024 (the “Outside Date”). If the Merger Agreement is terminated under certain circumstances, including, among others, as a result of breach by either JVA or Delta of their respective representations, warranties or covenants in the Merger Agreement, whereby JVA or Delta, respectively, may be entitled to a termination fee in the amount of $750,000 plus disbursements of all documented, out-of-pocket expenses up to $250,000. In addition, if JVA terminates the Merger Agreement to accept a Takeover Proposal or the Board (i) adversely changes its recommendation to the stockholders of JVA regarding the adoption of the Merger Agreement or (ii) supports the approval of any JVA Takeover Proposal, then Delta shall be entitled to a termination fee of $1.3 million and plus a disbursement of reasonable expenses up to $2 million (the “JVA Termination Fee”).

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

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 42 and 44 years, respectively. During this period, the Company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.8635 to $2.6045. The price for coffee beans on the commodities market as of October 31, 2023 and 2022 was $1.6730 and $1.7770 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our North Andover plant operated by our Comfort Foods division, is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

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

Customers

We sell our private label and our branded coffee to some of the largest retail and wholesale customers in the United States.

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

We evaluate opportunities for growth consistent with our business objectives. In addition, we have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales and Canada. We utilize our in-house sales personnel to market our private label brands. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and tea and our own brands, filter packages and peripheral products.

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal years 2023 and 2022, we donated approximately $24,000 and $38,000, respectively, to charities.

●	For over 20 years, we have been members of Coffee Kids, an international non-profit organization that helps to improve the quality of life of children and their families in coffee-growing communities in Mexico, Guatemala, Nicaragua and Costa Rica.

●	We are members of Grounds for Health, an organization that educates, screens and arranges treatment for women who have cancer and live in the rural coffee growing communities of Mexico.

●	We are a licensed Fair Trade dealer of Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families. It guarantees farmers a minimum price of $1.40 per pound or fifteen cents above the current market price.

●	We are the administrative benefactors to a non-profit organization called Cup for Education. After discovering the lack of schools, teachers and basic fundamental learning supplies in the poor coffee growing communities of Central and Latin America, “Cup” was established by our employee, Karen Gordon, to help build schools, sponsor teachers and purchase basic supplies such as books, chalk and other necessities for a proper education.

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

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by two large companies: Kraft Foods, Inc. (owner of the Maxwell House brand), and J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands). Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe and Café Supremo brands are competitive in the fast growing Latin demographic, our Harmony Bay has a strong regional presence in the northeast and our S&W brand has been a recognizable brand on the west coast for over 80 years.

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

Employees

We have 96 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

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

The loss of any of our key customers, could negatively affect our revenues and decrease our earnings. No one customer accounted for greater than 10% of our net sales during our 2023 fiscal year. We generally do not enter long-term contracts with most of our customers. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our other customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

If our indefinitely lived intangible assets or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings. GAAP requires us to test indefinite lived intangible asset impairment at least annually. In addition, we review our indefinitely lived intangible assets and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our indefinite lived intangible assets or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our indefinite lived intangible assets or amortizable intangible assets were determined, negatively impacting our results of operations.

Our indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. From time to time, we utilize borrowings under our credit facility in connection with operations. The line is coming due at June 30, 2024. There is no assurance that it will be renewed. Outstanding debt could have important negative consequences to the holders of our securities, including the following:

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

Our credit facility contains covenants that place annual restrictions on our operations, including covenants relating to fixed charge coverage ratio, debt to tangible net worth and net worth. The Company as of October 31, 2023 has failed to comply with one of these covenants and resulted in an event of default under the loan agreement. The lender has various defenses that it can apply against the Company, which includes up to and calling the line of credit. There is no guarantee that the lender will not issue a waiver or not call the line of credit.

There is substantial doubt about our ability to continue as a going concern. The Company’s line of credit is maturing on June 30, 2024 and in addition there are certain financial covenants that the Company are in violation with the lender. The Company has not received a waiver from the lender. The lender has reserved its right to exercise its rights and remedies at any time at its sole discretion. The uncertainties surrounding the ability to receive a waiver and extending its line of credit when it becomes due raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements were issued. Our audited consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders would likely lose some or all of their investment in our securities.

There can be no assurance that we will be able to extend our line of credit or complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not successful to extend our line of credit or to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.

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

Increases in shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results. We may experience supply delays and shortages due to a variety of macroeconomic factors, including disruptions on the global supply chain.. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost.

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

The market price of our common stock has been volatile over the year and may continue to be volatile. The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past fiscal year, our common stock has traded as low as $0.67 and as high as $2.78 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Not applicable.

ITEM 2.	PROPERTIES

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

We are not currently a party to any material legal proceedings.

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

As of January, 15 2024, we had 170 holders of record.

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

Recent Events

On September 29, 2022, we entered into the Merger Agreement, Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JVA, with JVA surviving as a direct, wholly-owned subsidiary of Pubco. As a result of the Merger, each issued and outstanding share of our common stock will be cancelled and converted for the right of the holder thereof to receive one Pubco Ordinary Share.

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

We recognize revenue in accordance with the five-step model as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”) Topic 606 (“ASC 606”) in which we evaluate the transfer of promised goods or services and recognizes revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We have intangible assets consisting of our customer lists and relationships and trademarks acquired from Comfort Foods, OPTCO and SONO. At October 31, 2023 our balance sheet reflected intangible assets as set forth below:

October 31, 2023
Customer list and relationships, net	$184,750
Trademarks and tradenames	327,000

$511,750

The trademarks which are deemed to have indefinite lives are subject to annual impairment tests. We assess the potential impairment of indefinite lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty year period and a recoverability test is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Because we are a single reporting unit, we used a hybrid approach to determine our fair market value, which included an income approach to conduct the annual impairment assessment. Indefinite lived intangible assets are tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

RESULTS OF OPERATIONS

Year Ended October 31, 2023 (Fiscal Year 2023) Compared to the Year Ended October 31, 2022 (Fiscal Year 2022)

Net Sales. Net sales totaled $68,173,404 for the fiscal year ended October 31, 2023, an increase of $2,466,525, or 4%, from $65,706,879 for the fiscal year ended October 31, 2022. The increase in net sales was due to an increase of sales to our legacy customers along with incremental sales to several significant new customers during the second half of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2023 was $57,214,382, or 84% of net sales, as compared to $54,692,933, or 83% of net sales, for the fiscal year ended October 31, 2022. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the fiscal year ended October 31, 2023, the net result of our hedging activities resulted in a gain of approximately $189,000, and for the fiscal year ended October 31, 2022, the net result of our hedging activities resulted in a loss of approximately $100,000. The increase in cost of sales was due to increased prices of green coffee, freight, salaries and packaging materials.

Gross Profit. Gross profit for the fiscal year ended October 31, 2023 was $10,959,022, a decrease of $54,924 from $11,013,946 for the fiscal year ended October 31, 2022. Gross profit as a percentage of net sales decreased to 16% for the fiscal year ended October 31, 2023 from 17% for the fiscal year ended October 31, 2022. The decrease in gross profit percentage was attributable to higher raw material costs.

Operating Expenses. Total operating expenses decreased by $4,862,129 to $12,290,717 for the fiscal year ended October 31, 2023 from $16,352,846 for the fiscal year ended October 31, 2022. Selling and administrative expenses decreased $2,108,250, to $11,680,782 for the fiscal year ended October 31, 2023 from $12,989,032 for the fiscal year ended October 31, 2022. Goodwill and other intangible impairment during fiscal year ended October 31, 2023 amounted to $0. A decrease of $2,769,552 as compared to fiscal year ended October 31, 2022. Operating expenses decreased primarily due to the termination of our Generations joint venture and no operating expenses for this joint venture for the year ended October 31, 2023 compared to the year ended October 31, 2022, partially offset by increase in various other categories.

Other Income (Expense). Other income for the fiscal year ended October 31, 2023 was $227,899, an increase of $485,649 from other expense of $258,750 for the fiscal year ended October 31, 2022. The increase in other income was attributable to an increase in other income of $634,181 due to an insurance claim and a $650,000 gain from the sale of an investment, an increase in interest income of $4,853, partially offset by an increase in interest expense of $338,308 and an increase in our loss from equity investments of $464,077.

Loss Before Provision For Income Taxes And Non-Controlling Interest In Subsidiary. We had a loss of $1,103,796 before income taxes and non-controlling interest in subsidiary for the fiscal year ended October 31, 2023 compared to a loss of $5,597,650 for the fiscal year ended October 31, 2022, resulting in a net change of $4,493,854 for the year ended October 31, 2023.

Income Taxes. Our benefit for income taxes for the fiscal year ended October 31, 2023 totaled $268,220 compared to a benefit of $995,793 for the fiscal year ended October 31, 2022. The change was attributable to the difference in the income for the year ended October 31, 2023 versus fiscal year ended October 31, 2022.

Net Loss. We had a net loss of $835,576 or $0.15 per share basic and diluted, for the fiscal year ended October 31, 2023 compared to a net loss of $3,744,785, or $0.66 per share basic and diluted for the fiscal year ended October 31, 2022. The decrease in net loss was due to our results as described above.

Liquidity and Capital Resources

As of October 31, 2023, we had working capital of $18,600,262, which represented a $6,661,962 decrease from our working capital of $25,262,224 as of October 31, 2022. Our working capital decrease was primarily due to decreases of $265,675 in inventory, $500,279 in prepaid and refundable taxes, $473,132 in due from broker, $18,374 in prepaid expenses and other current assets, increases of $1,391,578 in accounts payable and accrued expenses, $34,891 in lease liability – current portion and the inclusion of our line of credit of $9,620,000, partially offset by increases of $218,104 in cash, $3,316,559 in accounts receivable and decreases of $876,148 in cash overdraft and $1,231,156 in due to broker As of October 31, 2023, the outstanding balance on our line of credit was $9,620,000 compared to $8,314,000 as of October 31, 2022.

On April 25, 2017 we and OPTCO (together with us, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which was later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between us and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

We are subject to certain covenants with respect to our credit agreement and we were not in compliance with the net profit and non-borrower affiliate covenants as of October 31, 2022. We requested a waiver from the lender and the waiver was granted and received on March 15, 2023. The lender also extended the due date of the October 31, 2022 financial statements until April 15, 2023. On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio. As of October 31, 2023, we were not in compliance with the terms of the credit agreement. The Company has not received a waiver from the lender. The lender has reserved its right to exercise its rights and remedies at any time at its sole discretion. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders would likely lose some or all their investment in our securities.

For the fiscal year ended October 31, 2023, our operating activities provided net cash of $652,083 as compared to the fiscal year ended October 31, 2022 when operating activities used net cash of $5,437,508. The increased cash flow from operations for the fiscal year ended October 31, 2023 was primarily due to our lower net loss.

For the fiscal year ended October 31, 2023, our investing activities used net cash of $857,760 as compared to the fiscal year ended October 31, 2022 when net cash used by investing activities was $1,059,205. The decrease in our uses of cash in investing activities was due to our decreased outlays for purchases of machinery and equipment during the fiscal year ended October 31, 2023.

For the fiscal year ended October 31, 2023 our financing activities provided net cash of $423,781 compared to net cash provided in financing activities of $5,316,311 for the fiscal year ended October 31, 2022. The change in cash flow from financing activities for the fiscal year ended October 31, 2023 was due to our decreased advances from our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2024 with cash provided by operating activities and the use of our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit. We are in the process of renewing our credit facility.

We believe that if the Merger with Delta closes, the A&R Loan Agreement and A&R Loan Facility with Webster Bank will continue in the ordinary course.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-22 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2023 in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2023 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

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

Further, during the year ended October 31, 2023, we concluded that we lacked adequate controls with respect to recording year end accruals for vendor liabilities and properly calculating required loan covenants. Accordingly, management has determined that this control deficiency constituted a material weakness.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in the fiscal year 2023 form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods.

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

Changes in Control Over Financial Reporting. Based on the evaluation of our management and except as described above, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors and Management

Name	Age(1)	Term Expires	Position(s) Held With Coffee Holding	Director Since
Andrew Gordon	62	2024	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997
Daniel Dwyer	67	2024	Director	1998
Barry Knepper	73	2024	Director	2005
Gerard DeCapua	62	2025	Director	1997
George F. Thomas	75	2025	Director	2016
David Gordon	58	2026	Executive Vice President — Operations, Secretary and Director	1995
John Rotelli	65	2026	Director	2005

(1) As of September 20, 2023

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

Daniel Dwyer has served as a director of Coffee Holding since 1998. Mr. Dwyer was the Chief Executive Officer at Rothfos Corporation, a green coffee bean supplier, and prior to that, had been a senior coffee trader at Rothfos, since 1995. Mr. Dwyer was responsible for our account with Rothfos. We believe that Mr. Dwyer’s experience with the coffee industry will enable him to provide the Board with beneficial insight for Coffee Holding’s business development and strategy.

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

Family Relationships

Andrew Gordon and David Gordon are brothers. Other than Messrs. Gordon, there are no family relationships among any of the directors or executive officers.

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

The Board held one meeting during the fiscal year ended October 31, 2023. Each director serving during the fiscal year ended October 31, 2023 attended at least 75 percent of the meetings of the Board, plus meetings of committees on which that particular director served during the fiscal year ended October 31, 2023.

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

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards. Gerard DeCapua, Barry Knepper and George F. Thomas serve as members of the Audit Committee with Barry Knepper serving as its chairman. The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations. The Audit Committee held five meetings during the fiscal year ended October 31, 2023, and acted by written consent on two occasions.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole. The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards. Barry Knepper, John Rotelli and George F. Thomas serve as members of the Compensation Committee, with John Rotelli serving as its chairman. The Compensation Committee acted by written consent once during the fiscal year ended October 31, 2023.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our Bylaws and applies the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards. Gerard DeCapua, John Rotelli and George F. Thomas serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations – Corporate Governance.” The Nominating and Corporate Governance Committee acted by written consent once during the fiscal year ended October 31, 2023.

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

Directors are expected to prepare themselves for and attend all Board meetings, the Annual Meeting of Stockholders and the meetings of the committees on which they serve, with the understanding that, on occasion, a director may be unable to attend a meeting. All of our directors who served as directors during the 2023 fiscal year attended the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the fiscal years ended October 31, 2023 and 2022 of the individuals who served as President, Chief Executive Officer, Chief Financial Officer and Treasurer (Andrew Gordon) and Executive Vice President — Operations and Secretary (David Gordon). We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Andrew Gordon,	2023	304,535	20,000	0	0	0	55,111	379,646
President, Chief Executive Officer, Chief Financial Officer and Treasurer	2022	323,863	0	0	0	0	59,371	383,234

David Gordon, Executive Vice President –	2023	270,400	15,000	0	0	0	73,138	358,538
Operations and Secretary	2022	270,400	0	0	0	0	84,218	354,618

(1)	The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2)	Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2023.

(3)	Includes the amount of interest accrued on defined contribution deferred compensation balances at a rate in excess of 120% of the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986 (the “Code”) and dividends or dividend equivalents on balances denominated in Coffee Holding common stock in excess of the dividends paid to stockholders generally during the fiscal year.

(4)	The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figures shown for Andrew Gordon include $10,279 and $10,641 in employer contributions to the 401(k) plan for 2023 and 2022, respectively; life insurance premiums of $0 and $0 for 2023 and 2022, respectively, business car expenses of $22,227 and $24,460 for 2023 and 2022, respectively, and health insurance premiums of $22,605 and $24,270 for 2023 and 2022, respectively. The figures shown for David Gordon include $14,256 and $12,655 for a business car expenses in 2023 and 2022, respectively; $8,680 and $7,760 in employer contributions to the 401(k) plan for 2023 and 2022, respectively, life insurance premiums of $3,000 and $3,000 for 2023 and 2022, respectively, and health insurance premiums of $47,202 and $60,803 for 2023 and 2022, respectively.

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

During the years ended October 31, 2023, and October 31, 2022 we did not grant any stock option awards to the Named Executive Officers. During the year ended October 31, 2019, we granted stock option awards to the Named Executive Officers to purchase an aggregate of 630,000 shares of common stock at an exercise price of $5.43 per share. The stock options are fully vested.

Implementation for Fiscal Year 2023

For the 2023 fiscal year, Andrew Gordon received a base salary of $304,535 and an annual bonus of $20,000. David Gordon received a base salary of $270,400 and an annual bonus of $15,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of our Named Executive Officers as of October 31, 2023.

	Number of Securities Underlying Unexercised Options			Option exercise	Option expiration
Name	Exercisable		Unexercisable	price ($)	date
Andrew Gordon	349,000	(1)	0	$5.43	4/18/2029
David Gordon	281,000	(1)	0	$5.43	4/18/2029

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under our existing equity compensation plans as of October 31, 2023.

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

Total directors’ meeting and committee fees for the fiscal year ended October 31, 2023 were $10,400. We do not compensate our employee directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Amended and Restated Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2023 fiscal year.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Options(2)(3)	All Other Compensation ($)	Total ($)
Gerard DeCapua	$3,600	$0	$0	$3,600
Daniel Dwyer	$0	$0	$0	$0
Barry Knepper	$3,200	$0	$0	$3,200
John Rotelli	$0	$0	$0	$0
George F. Thomas	$3,600	$0	$0	$3,600

(1)	Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 12 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2022, to which reference is hereby made.
(3)	The total number of shares of common stock covered by stock options held by each non-employee director at October 31, 2023 were as follows:

No. of Shares
Gerard DeCapua	100
Daniel Dwyer	5,900
Barry Knepper	22,172
John Rotelli	6,548
George F. Thomas	4,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding (%)(1)
Directors and Executive Officers
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	636,750	(2)	10.5%
David Gordon	Executive Vice President — Operations, Secretary and Director	648,181	(3)	10.8%
Gerard DeCapua	Director	14,100	(4)	*
Daniel Dwyer	Director	19,900	(5)	*
Barry Knepper	Director	36,172	(6)	*
John Rotelli	Director	20,548	(7)	*
George F. Thomas	Director	7,600	(8)	*
All directors and executive officers as a group (7 persons)		1,383,251		21.6%
5% or More Holders
Renaissance Technologies LLC		342,964	(9)	6.0%

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
(2)	Includes 14,000 shares owned by Mr. A. Gordon directly, a stock option to purchase 349,000 shares held directly by Mr. A Gordon, and 273,750 shares owned indirectly by Mr. A. Gordon through A. Gordon Family Ventures LLC.
(3)	Includes 367,181 shares of common stock owned by Mr. D. Gordon directly, and a stock option to purchase 281,000 shares of common stock owned directly by Mr. D. Gordon.
(4)	Includes 100 shares of common stock and an option to purchase 14,000 shares owned directly by Mr. DeCapua.
(5)	Includes 5,900 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Dwyer.
(6)	Includes 22,172 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Knepper.
(7)	Includes 6,548 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Rotelli.
(8)	Includes 4,000 shares of common stock owned by Mr. Thomas directly, an option to purchase 3,000 shares of common stock owned by Mr. Thomas directly, and 600 shares owned by Mr. Thomas’ wife.
(9)	Includes shares of common stock beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RTHC’s majority ownership of Renaissance Technologies LLC (“RTC”). The principal business address of both RTHC and RTC is 800 Third Avenue, New York, New York 10022. All information regarding RTHC is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 13, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

JVA has engaged its 40% partner in Generations Coffee Company, LLC (“GCC”), with which JVA has a joint venture, as an outside contractor. JVA is the 60% equity owner of the joint venture and Caruso’s Coffee Company (“Caruso’s”) owns the other 40% equity interest. Payments to Caruso’s during the years ended October 31, 2023, and October 31, 2022 amounted to $56,851, and $285,696, respectively, for the processing of finished goods.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal years 2023 and 2022

The following table summarizes the fees for professional services rendered by Marcum, our independent registered public accounting firm, for the fiscal years ended October 31, 2023 and 2022:

	Fiscal Year
	2023	2022
Audit Fees (1)	$150,000	$723,500
Audit-Related Fees (2)	$-	115,815
Tax Fees	-	-
All Other Fees	$-	-
Total	$150,000	$839,315

(1) Audit fees consisted of work performed in connection with the audit of the consolidated financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as quarterly reviews and review of our Annual Reports on Form 10-K.

(2) Audit related fees consisted of fees paid to Marcum in connection with (i) the re-audit of the Company’s financial statements for the fiscal year ended October 31, 2021, and (iii) the filing of restated quarterly reports for the fiscal periods ended January 31, 2021, April 30, 2021 and July 31, 2021.

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

2.4

Amendment No. 1, dated June 29, 2023, to the Merger and Share Exchange Agreement, dated September 29, 2022 by and among Coffee Holding Company, Inc, Delta Corp Holdings Limited, Delta Corp Holdings Limited, CHC Merger Sub Inc., and each of the shareholders named therein.(incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 20, 2023)

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Description of Capital Stock.*

10.1	Loan and Security Agreement, dated February 17, 2009, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on February 23, 2009 (File No. 001-32491)).

10.2	Lease, dated February 4, 2004, by and between Coffee Holding Co., Inc. and the City of La Junta, Colorado (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed on August 12, 2004 (Registration No. 333-116838)).

10.3	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.4	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.5	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.6	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.7	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.8	Contract of Sale, dated April 14, 2009, by and between Coffee Holding Co., Inc. and 4401 1st Ave LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on January 28, 2010 (File No. 001-32491)).

10.9	First Amendment to Loan and Security Agreement between Coffee Holding Co., Inc. and Sterling National Bank, dated July 23, 2010 (incorporated herein by reference to Exhibit 103 to the Company’s Annual Report on Form 10-K filed on January 31, 2011 (File No. 001-32491)).

10.10	Placement Agency Agreement, dated as of September 27, 2011, by and among the Company, the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.11	Subscription Agreement, dated as of September 27, 2011, by and between the Company, the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.12	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.13	Loan Modification Agreement, dated as of May 10, 2013, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on January 24, 2014 (File No. 001-32491)).

10.14	Loan Modification Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.15	Loan Agreement, dated March 10, 2015, by and between Sterling National Bank and Organic Products Trading Company LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.16	Security Agreement, dated March 10, 2015, by and between Sterling National Bank and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.17	Guarantee, dated March 10, 2015, by Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.18	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco and Comfort Foods in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.21	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.22	Loan Modification Agreement and Waiver, dated March 23, 2018, by and by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

10.23	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.24	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2019).

10.25	Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).

10.26	Lease, dated September 22, 2021, by and between Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC (incorporated herein by reference to Exhibit 10.26 (listed as Exhibit 10.6) to the Company’s Annual Report on Form 10-K filed on January 31, 2022).

10.27	Loan Modification Agreement, dated June 28, 2022, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank.*

10.28	Loan Modification Agreement, dated March 15, 2023, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank.*

10.29	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022).

10.30	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2022).

10.31	Amendment No. 2, dated January 4, 2024, to the Merger and Share Exchange Agreement, dated September 29, 2022, as amended, by and among Coffee Holding Company, Inc., Delta Corp Holdings Limited, Delta Corp Holdings Limited, CHC Merger Sub Inc., and each of the shareholders named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2024)

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum LLP*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Coffee Holding Co., Inc. Compensation Recovery Plan

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2024.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	February 9, 2024
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	February 9, 2024
David Gordon

/s/ Gerard DeCapua	Director	February 9, 2024
Gerard DeCapua

/s/ Daniel Dwyer	Director	February 9, 2024
Daniel Dwyer

/s/ Barry Knepper	Director	February 9, 2024
Barry Knepper

/s/ John Rotelli	Director	February 9, 2024
John Rotelli

/s/ George Thomas	Director	February 9, 2024
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s line of credit is maturing on June 30, 2024 and additionally there are certain financial covenants that the Company are in violation with the lender. The Company has not received a waiver from the lender. The lender has reserved its right to exercise its rights and remedies at any time in its sole discretion. The uncertainties surrounding the ability to receive a waiver and extending its line of credit when it becomes due raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements were issued. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit[s] to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit[s] we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2013 to 2021 and subsequently reappointed as the Company’s auditor in 2022

New York, New York

February 9, 2024

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2023 AND 2022

	2023	2022

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,733,977	$2,515,873
Accounts receivable, net of allowances of $144,000 for 2023 and 2022	7,983,032	7,816,473
Receivable from sale of investment	3,150,000
Inventories	18,986,539	19,252,214
Due from broker	345,760	818,892
Prepaid expenses and other current assets	413,752	432,126
Prepaid and refundable income taxes	365,876	866,155
TOTAL CURRENT ASSETS	33,978,936	31,701,733

Building machinery and equipment, net	3,494,450	3,199,790
Customer list and relationships, net of accumulated amortization of $310,383 and $279,883 for 2023 and 2022, respectively	184,750	215,250
Trademarks and tradenames	327,000	327,000
Equity method investments	39,676	354,444
Investment - other	-	2,500,000
Right of use asset	2,696,159	2,871,773
Deferred income tax assets - net	1,341,407	1,073,187
Deposits and other assets	129,523	449,348
TOTAL ASSETS	$42,191,901	$42,692,525

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,206,442	$3,814,864
Line of credit	9,620,000	-
Cash overdrafts	-	876,148
Due to broker	292,407	1,523,563
Note payable – current portion	4,200	4,200
Lease liability – current portion	255,625	220,734
TOTAL CURRENT LIABILITIES	15,378,674	6,439,509

Line of credit	-	8,314,000
Lease liabilities	2,974,579	3,136,006
Note payable – long term	3,034	9,105
Deferred compensation payable	120,523	243,238
TOTAL LIABILITIES	18,476,810	18,141,858
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2023 and 2022; 5,708,599 shares outstanding for 2023 and 2022	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	9,491,861	10,327,437
Less: Treasury stock, 925,331 common shares, at cost for 2023 and 2022	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	23,959,553	24,795,129
Non-controlling interest	(244,462)	(244,462)
TOTAL EQUITY	23,715,091	24,550,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,191,901	$42,692,525

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022
NET SALES	$68,173,404	$65,706,879

COST OF SALES	57,214,382	54,692,933

GROSS PROFIT	10,959,022	11,013,946

OPERATING EXPENSES:
Selling and administrative	11,680,782	12,989,032
Goodwill and other impairment charges	-	2,769,552
Officers’ salaries	609,935	594,262
TOTAL	12,290,717	16,352,846

(LOSS) FROM OPERATIONS	(1,331,695)	(5,338,900)

OTHER INCOME (EXPENSE):
Interest income	18,947	14,094
Loss from equity method investment	(511,878)	(47,801)
Gain on sale of investment	650,000	-
Other income	634,181	-
Interest expense	(563,351)	(225,043)
TOTAL	227,899	(258,750)

(LOSS) BEFORE INCOME TAX (BENEFIT)	(1,103,796)	(5,597,650)

Income Tax (benefit)	(268,220)	(995,793)

NET (LOSS) BEFORE ADJUSTMENT FOR NON-CONTROLLING INTEREST IN SUBSIDIARY	(835,576)	(4,601,857)
Plus: Net loss attributable to the non-controlling interest in subsidiary	-	857,072

NET (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$(835,576)	$(3,744,785)

Basic and diluted (loss) per share	$(0.15)	$(0.66)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2023 AND 2022

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, November 1, 2021	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Stock Compensation					405,821			405,821

Distributions to non-controlling interest							(554,616)	(554,616)

Inflow from non-controlling interest							330,000	330,000

Dividend to common shareholders						(399,000)		(399,000)

Non-Controlling interest							(857,072)	(857,072)

Net loss						(3,744,785)		(3,744,785)

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss						(835,576)		(835,576)

Balance, October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022
OPERATING ACTIVITIES:

Net (loss)	$(835,576)	$(4,601,857)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	593,600	584,595
Impairment of goodwill, trademarks and tradenames	-	2,569,785
Write-off of accounts receivable	-	415,096
Stock-based compensation	-	405,821
Unrealized (gain) loss on commodities - net	(758,024)	721,350
Loss on equity method investments	314,768	47,801
Gain on sale of investment	(650,000)	-
Impairment of customer list and non-compete agreement	-	199,767
Write down of obsolete inventory	-	718,353
Amortization of right of use asset	322,030	674,013
Deferred income taxes	(268,220)	(995,793)
Changes in operating assets and liabilities:
Accounts receivable	(166,559)	1,068,409
Inventories	265,675	(4,563,317)
Prepaid expenses and other current assets	18,374	110,098
Prepaid and refundable income taxes	500,279	(790,203)
Deposits and other assets	197,110	(68,757)
Accounts payable and accrued expenses	1,391,578	(1,232,776)
Change in lease liability	(272,952)	(283,444)
Income taxes payable	-	(416,449)
Net cash provided by (used in) operating activities	652,083	(5,437,508)

INVESTING ACTIVITIES:
Purchases of building, machinery and equipment	(857,760)	(1,059,205)
Net cash used in investing activities	(857,760)	(1,059,205)

FINANCING ACTIVITIES:
Advances under bank line of credit	3,034,783	6,427,654
Cash overdraft	(876,148)	876,148
Principal payment on note payable	(6,071)	(3,987)
Payment of dividend	-	(399,000)
Capital contributed by non-controlling interest	-	330,000
Principal payments under bank line of credit	(1,728,783)	(1,914,504)
Net cash provided by financing activities	423,781	5,316,311

NET INCREASE (DECREASE) IN CASH	218,104	(1,180,402)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,515,873	3,696,275

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,733,977	$2,515,873

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$538,363	$202,303
Income taxes paid	$-	$1,327,039

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right of use asset	$146,416	$-
Initial recognition of operating lease liabilities	$146,416	$-
Sale of investment	$3,150,000	$-
Distribution of inventory by non-controlling interest	$-	$554,616

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

OCTOBER 31, 2023 AND 2022

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

Going Concern

For the year ended October 31, 2023, the Company incurred a net loss of $835,576 generated cashflows from operations of $652,083, had net working capital of $18.6 million and equity of $23.7 million. The Company’s line of credit of $ 9.6 million, becomes due in June 2024, for which the Company will seek to obtain a renewal of the financing arrangement. There are certain financial covenants that the Company is in violation. The Company has not received a waiver from the lender. The lender has reserved its right to exercise its rights and remedies at any time in its sole discretion. The uncertainties surrounding the ability to receive a waiver and extending its line of credit when it becomes due raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements were issued. The current balance outstanding as of February 8, 2024 is approximately $4.7 million. The Company continues to expand its customer base, which is expected to increase margins and profitability in future periods.  However, there can be no assurance of such continued success.

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

OCTOBER 31, 2023 AND 2022

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

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2023	2022
Allowance for doubtful accounts	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2023 and 2022.

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

OCTOBER 31, 2023 AND 2022

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

The Company recorded realized and unrealized gains and losses on these contracts as follows:

	Year Ended October 31,
	2023	2022
Gross realized gains	$1,034,966	$2,307,714
Gross realized (losses)	(1,603,746)	(1,683,401)
Unrealized gains (losses)	758,024	(721,350)
Total	$189,244	$(97,037)

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods and Sonofresco which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2023 and 2022 was $30,500 and $62,552, respectively.

TRADEMARKS:

The Company has determined that its trademarks, which consist of product lines, trade names and packaging designs have indefinite useful lives. Trademarks are tested for impairment at least annually or when circumstances indicate that the carrying amount of the trademarks exceed fair value.. The Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more likely than not that the carrying amounts exceed the fair values. Depending on the outcome of our qualitative assessment, we may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

assessment date. The Company quantitatively assessed the carrying amount of its goodwill in 2022 due to its declining stock price. The most significant assumptions used in these impairment tests include the royalty rates using the relief from royalty method of testing trademarks, forecasted revenues and expenses , income tax rates and discounts and premiums built into our weighted average cost of capital to estimate future cash flows using an income approach. Due to the sustained decline in the price of the Company stock through the fourth quarter of 2022 and after the proposed Delta merger announcement, the Company determined that an impairment charge was necessary and recorded an impairment charge of $2,569,785, which consisted of $2,488,785 of goodwill and $81,000 of trademarks and tradenames and for the year ended October 31, 2022.

Trademarks and tradenames	Total
Balance at October 31, 2021	$408,000
Impairment charge	(81,000)
Balance at October 31, 2022	$327,000
Impairment charge	0
Balance at October 31, 2023	$327,000

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company assesses the impairment of long-lived assets used in operations, primarily buildings, machinery and equipment as well as intangible assets subject to amortization, when events and circumstances indicate that the carrying value amounts of these assets might not be recoverable. For purposes of evaluating the recoverability of buildings, machinery and equipment and amortizable intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying amounts of the assets exceed the undiscounted cashflows, then the related assets will be written down to fair value, if less. During the years ended October 31, 2023 and 2022, the Company recorded $0 and $199,767, respectively of impairment charges of its amortizable intangible assets. No impairment charges were recorded against buildings, machinery and equipment.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $35,369 and $42,001 for the years ended October 31, 2023 and 2022, respectively.

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

OCTOBER 31, 2023 AND 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

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

The weighted average common shares outstanding used in the computation of basic and diluted (loss) earnings per share were 5,708,599 for the years ended October 31, 2023 and 2022, respectively.

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

OCTOBER 31, 2023 AND 2022

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

The following table presents revenues by product line for the years ended October 31, 2023 and 2022.

	2023	2022
Green	$30,582,179	$27,210,883
Packaged	37,591,225	38,495,996

Totals	$68,173,404	$65,706,879

Revenue for these product lines is recognized upon shipment to the customer.

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $2,539,000 and $2,964,000 for the years ended October 31, 2023 and 2022, respectively, is included in selling and administrative expenses.

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

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2023 and 2022, the Company had approximately $2,092,000 and $625,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC). At October 31, 2023 and 2022, the Company had approximately $373,000 and $1,560,000 in excess of SIPC insured limits, respectively.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

The Company’s equity method investments consist of the following:

(1)	20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $16,925 and $15,178 for the years ended October 31, 2023 and 2022, respectively. The carrying amount of this investment as presented on the consolidated balance sheet at October 31, 2023 and 2022 was $39,676 and $56,601, respectively.
(2)	On October 15, 2020 the Company acquired a 49% interest in Jordre Well LLC, a company that will produce CBD infused products. The investment was made in 139,250 shares of the Company’s common stock. The price of the stock on October 15, 2020 was $3.45 for an initial investment of $480,413. An additional 139,250 shares of the Company’s common stock will be transferred if Jordre Well LLC generates $500,000 in revenue from the sale of its newly created brands. However due to a lack of performance, the Company in 2023 abandoned its equity investment and will no longer fund its operations. The Company recognized a loss in the amount of $297,843 and $32,622 for the years ended October 31, 2023 and 2022, respectively. The Company in 2023, also wrote off a loan receivable in the amount of $197,110, which was deemed as uncollectible. The net value of this investment as presented on the consolidated balance sheet at October 31, 2023 and 2022 was $0 and $297,843.

INVESTMENTS - OTHER:

Investment – other represent investments made by the Company that do not qualify as equity method investments as the Company cannot exercise significant influence over the target. The Company accounts for these investments in accordance with ASC Topic 321 “Investments – Equity Securities” (“ASC 321”). In August 2021, the Company made an investment of $2,500,000 in an entity that hold investments in the plant-based protein drink manufacturing industry. The Company has determined they do not have significant influence over the investee. Pursuant to ASC 321, the Company has elected an alternate measurement to account for this investment at cost less any impairment with adjustments to fair value if there are observable price changes. This investment was sold in October 2023. The sale price was $3,150,000, which is presented as a receivable on our balance sheet. We also reported the gain of $650,000 on our statement of operations.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

LEASES:

Leases are accounted for under ASC 842. The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangement are comprised of real estate and facility leases. Right of use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the measurement date in determining the present value of the lease payments. The present value of the lease payments was determined to be 5.00% for new leases and lease amendments that occurred during fiscal year 2023 and 2022. Right of use assets also exclude lease incentives.

ACCOUNTING PRONOUCEMENTS NOT YET ADOPTED:

Credit Loss on Financial Instruments

The Company follows the FASB Accounting Standard Update (ASU) 2016-13 Financial Instruments—Credit Losses (Topic 326). This guidance requires entities to use a current expected credit loss impairment model rather than incurred losses. The Company considers factors such as credit quality, age of balances, historical experience and current and future economic conditions that may affect the Company’s expectation of collectability in determining allowance for credit losses. The Company will adopt the provisions of Topic 326 effective beginning November 1, 2023. Management believes its risk of loss on currently recorded receivables is minimal and accordingly the adoption of this pronouncement will not have any material effect on the financial statements.

NOTE 3 - INVENTORIES:

Inventories at October 31, 2023 and 2022 consisted of the following:

	2023	2022
Packed coffee	$3,582,935	$2,677,617
Green coffee	13,151,993	14,847,708
Roaster parts	537,108	576,778
Packaging supplies	1,714,503	1,150,111
Totals	$18,986,539	$19,252,214

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 4 – BUILDING, MACHINERY AND EQUIPMENT:

Building machinery and equipment at October 31, 2023 and 2022 consisted of the following:

	Estimated Useful Life	2023	2022
Improvements	15-30 years	$233,766	$233,766
Building	31 years	900,321	900,321
Machinery and equipment	7 years	8,587,858	7,730,098
Furniture and fixtures	7 years	1,184,387	1,184,387
		10,906,332	10,048,572

Less, accumulated depreciation		7,411,882	6,848,782
		$3,494,450	$3,199,790

Depreciation expense totaled $563,100 and $522,043 for the years ended October 31, 2023 and 2022, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at October 31, 2023 and 2022 consisted of the following:

	2023	2022
Accounts payable	$3,681,123	$2,637,051
Purchase accruals	1,051,685	784,531
Other accruals	473,634	393,282
Totals	$5,206,442	$3,814,864

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

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 6 - LINE OF CREDIT (cont’d):

On June 28, 2022, we reached an agreement for a new loan modification agreement and credit facility with Webster. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such interest rate not to be lower than 3.50%). Interest rate at October 31, 2023 was 7.18%. All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same. The credit facility is for $14,000,000. The unused line of credit as of October 31, 2023 was $2,185,219. The collateral related to the outstanding debt is all assets of the company.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to fixed charge coverage ratio, debt to tangible net worth and tangible net worth. The Company as of October 31, 2023 has failed to comply with one of these covenants and resulted in an event of default under the loan agreement. The lender has various defenses that it can apply against the Company, which includes up to and calling the line of credit. There is no guarantee that the lender will not issue a waiver or not call the line of credit. The outstanding balance on the Company’s lines of credit were $9,620,000 and $8,314,000 as of October 31, 2023 and October 31, 2022, respectively.

NOTE 7 - INCOME TAXES:

The Company’s (benefit) for income taxes in 2023 and 2022 consisted of the following:

	2023	2022

Current
Federal	$-	$-
State and local	-	-
	-	-
Deferred
Federal	(223,120)	(933,489)
State and local	(45,100)	(62,304)
	(268,220)	(995,793)
Income tax (benefit)	$(268,220)	$(995,793)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 7 - INCOME TAXES (cont’d):

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2023	2022
(Benefit) from for tax at the federal statutory rate	$(231,797)	$(1,175,507)
Goodwill impairment	-	265,796
Other permanent differences	(51,500)	135,025
Return to provision	51,500	-
State and local tax, net of federal	(36,423)	(221,107)

(Benefit from) income taxes	$(268,220)	$(995,793)

Effective income tax rate	25%	18%

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Accounts receivable	$34,539	$34,547
Unrealized loss	-	173,058
Deferred rent	28,483	15,643
Deferred compensation	28,908	58,355
Net operating loss	1,039,047	547,570
Stock-based compensation	602,107	602,237
Inventory	105,794	107,298

Total deferred tax asset	1,838,878	1,538,708

Deferred tax liabilities:
Intangible assets acquired	70,021	70,021
Unrealized gain	-	-
Buildings, machinery and equipment	427,450	395,500

Total deferred tax liabilities	497,471	465,521
Net deferred tax asset	$1,341,407	$1,073,187

A valuation allowance was not provided at October 31, 2023 or 2022. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

As of October 31, 2023 and 2022, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2023 and 2022, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Michigan, Massachusetts, Montana, New Jersey, New York, New York City, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas,and Virginia state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2020. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2020. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2020.

As of October 31, 2023, and 2022, the Company had cumulative net operating loss carryforwards of approximately $3,641,178 and $2,281,518 respectively, $213,704 of which begin to expire in 2038 and $3,427,474 of the net operating loss carryforwards that do not expire. In accordance with Section 382 of the Internal Revenue code, the usage of $213,704 of the Company’s net operating loss carryforwards is subject to an annual limitation of $60,469, the remaining operating loss carryforwards of $3,427,474 have no such limitations. These net operating loss carryforwards may be further limited in the event of a change in ownership.

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

OCTOBER 31, 2023 AND 2022

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

The Company has a 401(k) Retirement Plan, which covers all the full time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $80,994 and $75,004 for the years ended October 31, 2023 and 2022, respectively.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2023	2022
Right-of-use operating lease assets	$2,696,159	$2,871,773

Current lease liability	255,625	220,734
Non-current lease liability	2,974,579	3,136,006
Total lease liability	$3,230,204	$3,356,740

The amortization of the right-of-use asset for the years ended October 31, 2023 and 2022 was $322,030 and $674,013, respectively.

Weighted average remaining lease term	10.0
Weighted average discount rate	4.9%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

NOTE 9 – LEASES (cont’d):

Maturities of lease liabilities by year for our operating leases are as follows:

2024	$770,429
2025	393,668
2026	376,683
2027	367,788
2028	305,648
Thereafter	2,027,652
Total lease payments	$4,241,868
Less: imputed interest	(1,011,664)
Present value of operating lease liabilities	$3,230,204

The aggregate cash payments under these leasing agreements was $429,027 and $426,271 for the years ended October 31, 2023 and 2022, respectively.

In December 2022, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $40,797 as of January 31, 2023.

In March 2023, the Company extended its lease at its subsidiary Organics Products Trading Company in Washington through March 2026. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $105,619 as of April 30, 2023

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% partner in Generation Coffee Company, LLC as an outside contractor (the “Partner”). Included in contract labor expense, which is a component of cost of sales, are expenses incurred from the Partner during the years ended October 31, 2023 and 2022 of $210,961 and $285,696, respectively.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. The deferred compensation payable represents the liability due to this employee of the Company upon his retirement. The deferred compensation liability at October 31, 2023 and 2022 was $120,523 and $243,238, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the years ended October 31, 2023 and 2022, respectively as no amounts were contributed to this plan during the years ended October 31, 2023 and 2022.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2023 and 2022.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the years ended October 31, 2023 and 2022. As of October 31, 2023 and October 31, 2022, 1,000,000 were exercisable, respectively.

The Company recorded $0 and $405,821 of stock-based compensation during the years ended October 31, 2023 and 2022, respectively. Stock compensation was fully recognized during the year ended October 31, 2022.

