Form 10-Q
period 2024-01-31
COFFEE HOLDING CO INC
filed 2024-03-18
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2024

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at March 17, 2024.

PART I

ITEM 1 – FINANCIAL STATEMENTS.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2024 AND OCTOBER 31, 2023

	January 31, 2024	October 31, 2023
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,407,863	$2,733,977
Accounts receivable, net of allowances of $144,000 for 2024 and 2023	8,070,427	7,983,032
Receivable from sale of investment	450,000	3,150,000
Inventories	17,012,265	18,986,539
Due from broker	902,120	345,760
Prepaid expenses and other current assets	493,519	413,752
Prepaid and refundable income taxes	310,906	365,876
TOTAL CURRENT ASSETS	29,647,100	33,978,936

Building, machinery and equipment, net	3,347,607	3,494,450
Customer list and relationships, net of accumulated amortization of $318,008 and $310,383 for 2024 and 2023, respectively	177,125	184,750
Trademarks and tradenames	327,000	327,000
Equity method investments	33,652	39,676
Right of use asset	2,655,799	2,696,159
Deferred income tax assets - net	1,254,056	1,341,407
Deposits and other assets	136,162	129,523
TOTAL ASSETS	$37,578,501	$42,191,901

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,446,339	$5,206,442
Line of credit	4,700,000	9,620,000
Due to broker	1,031,605	292,407
Note payable – current portion	4,200	4,200
Lease liability – current portion	563,474	255,625
TOTAL CURRENT LIABILITIES	10,745,618	15,378,674

Lease liabilities	2,637,535	2,974,579
Note payable – long term	2,071	3,034
Deferred compensation payable	127,162	120,523
TOTAL LIABILITIES	13,512,386	18,476,810
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2024 and 2023; 5,708,599 shares outstanding for 2024 and 2023	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	9,842,885	9,491,861
Less: Treasury stock, 925,331 common shares, at cost for 2024 and 2023	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,310,577	23,959,553
Noncontrolling interest	(244,462)	(244,462)
TOTAL EQUITY	24,066,115	23,715,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,578,501	$42,191,901

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	2024	2023
NET SALES	$19,540,402	$18,326,114

COST OF SALES	16,060,103	16,005,814

GROSS PROFIT	3,480,299	2,320,300

OPERATING EXPENSES:
Selling and administrative	2,690,047	2,941,437
Officers’ salaries	173,341	179,888
TOTAL	2,863,388	3,121,325

INCOME (LOSS) FROM OPERATIONS	616,911	(801,025)

OTHER INCOME (EXPENSE):
Interest income	7	3,107
Loss from equity method investments	(6,024)	(5,017)
Other income	-	234,041
Interest expense	(117,533)	(130,459)
TOTAL	(123,550)	101,672

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND NON-CONTROLLING INTEREST IN SUBSIDIARY	493,361	(699,353)

Income Tax provision (benefit)	142,337	(167,250)

NET INCOME (LOSS) BEFORE ADJUSTMENT FOR NON-CONTROLLING INTEREST IN SUBSIDIARY	351,024	(532,103)
Less: Net income attributable to the non-controlling interest in subsidiary	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COFFEE HOLDING CO., INC.	$351,024	$(532,103)

Basic and diluted earnings (loss) per share	$0.06	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss						(532,103)		(532,103)

Balance, January 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,795,334	$(244,462)	$24,018,564

Balance, October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income						351,024		351,024

Balance, January 3l, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,842,885	$(244,462)	$24,066,115

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	2024	2023
OPERATING ACTIVITIES:

Net income (loss)	$351,024	$(532,103)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	154,468	140,188
Unrealized loss (gain) on commodities	182,838	(772,021)
Loss on equity method investments	6,024	5,017
Amortization of right to use asset	82,322	79,663
Deferred income taxes	87,351	(167,250)
Changes in operating assets and liabilities:
Accounts receivable	2,612,605	915,609
Inventories	1,974,274	2,555,433
Prepaid expenses and other current assets	(79,767)	111,636
Prepaid and refundable income taxes	54,970	-
Lease liability	(71,157)	(67,699)
Deposits and other assets	-	-
Accounts payable and accrued expenses	(760,103)	535,039
Net cash provided by operating activities	4,594,849	2,803,512

INVESTING ACTIVITIES:
Purchases of machinery and equipment	-	(202,018)
Net cash used in investing activities	-	(202,018)

FINANCING ACTIVITIES:
Advances under bank line of credit	14,404	914,782
Cash overdraft	-	(876,148)
Principal payments on note payable	(963)	(1,373)
Principal payments under bank line of credit	(4,934,404)	(900,000)
Net cash used in financing activities	(4,920,963)	(862,739)

NET (DECREASE) INCREASE IN CASH	(326,114)	1,738,755

CASH, BEGINNING OF PERIOD	2,733,977	2,515,873

CASH, END OF PERIOD	$2,407,863	$4,254,628

See Notes to Condensed Consolidated Financial Statements

6

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$141,945	$121,019
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right of use asset	$41,962	40,797

See Notes to Condensed Consolidated Financial Statements

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Going Concern

As of October 31, 2023, the Company’s line of credit of $9.6 million becomes due in June 2024, for which the Company will seek to obtain a renewal of the financing arrangement. There were certain financial covenants that the Company is in violation. The Company has not received a waiver from the lender. The lender has reserved its rights and remedies at any time in its sole discretion. As of January 31, 2024, the Company is back in compliance with those financial covenants, however there are uncertainties surrounding the ability to receive a waiver and extending its line of credit when becomes due. These uncertainties raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements were issued, The current balance outstanding as of March 6, 2024 is $4.7 million. The Company continues to expand its customer base, which is expected to increase margins and profitability in future periods. However, there can be no assurance of such continued success.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY:

The Company’s fiscal year ends on October 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended October 31, 2023. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2023 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2023 and notes thereto included in the Company’s fiscal 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (the “2023 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2023 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended January 31, 2024.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

Recent Accounting Pronouncements – Adopted

The Company follows the FASB Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326). This guidance requires entities to use a current expected credit loss impairment model rather than incurred losses. The Company considers factors such as credit quality, age of balances, historical experience and current and future economic conditions that may affect the Company’s expectation of collectability in determining allowance for credit losses. The standard became effective for the Company on November 1, 2023. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This standard affects a wide variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosure to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures, The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY (cont’d):

The following table presents revenues by product line in the three months ended January 31, 2024 and 2023

	January 31, 2024	January 31, 2023
Green	$7,479,202	$7,658,947
Packaged	12,061,200	10,667,167
Totals	$19,540,402	$18,326,114

NOTE 3 - INVENTORIES:

Inventories at January 31, 2024 and October 31, 2023 consisted of the following:

	January 31,2024	October 31,2023
Packed coffee	$3,261,524	$3,582,935
Green coffee	11,459,519	13,151,993
Roasters and parts	528,945	537,108
Packaging supplies	1,762,277	1,714,503
Totals	$17,012,265	$18,986,539

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

JANUARY 31, 2024

(UNAUDITED)

NOTE 4 - COMMODITIES HELD BY BROKER (cont’d):

The Company classifies its options and future contracts as trading securities and accordingly, unrealized holding gains and losses are included in earnings and not reflected as a net amount as a separate component of stockholders’ equity.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2024	2023
Gross realized gains	$567,694	$128,925
Gross realized losses	(34,823)	(666,050)
Unrealized gain (loss)	(182,836)	772,021
Total	$350,035	$234,896

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to fixed charge coverage ratio, debt to tangible net worth and tangible net worth. The Company, as of January 31, 2024, the Company was in compliance will all covenants. The Company as of October 31, 2023 has failed to comply with one of these covenants and resulted in an event of default under the loan agreement. The lender has various defenses that it can apply against the Company, which includes up to and calling the line of credit. There is no guarantee that the lender will not issue a waiver or not call the line of credit. The outstanding balance on the Company’s lines of credit were $4,700,000 and $9,620,000 as of January 31, 2024 and October 31, 2023, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

As of January 31, 2024 and October 31, 2023 the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2024 and October 31, 2023, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Michigan, Massachusetts, Montana, New Jersey, New York, New York City, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and Virginia state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2020. The Company’s California, Colorado, New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2020. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2020.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three months ended January 31, 2024 and 2023. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2024	2023
Right-of-use operating lease assets	$2,655,799	$2,832,907

Current lease liability	563,474	186,879
Non-current lease liability	2,637,535	3,142,959
Total lease liability	$3,201,009	$3,329,838

The amortization of the right-of-use asset for the three months ended January 31, 2024 and 2023 was $82,322 and $79,663, respectively.

Weighted average remaining lease term	10.0
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2024	$697,345
2025	400,868
2026	376,683
2027	367,788
2028	305,648
Thereafter	2,027,652
Total lease payments	$4,175,984
Less: imputed interest	(974,975)
Present value of operating lease liabilities	$3,201,009

In December 2023, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $41,962 as of January 31, 2024.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(UNAUDITED)

NOTE 10 – RELATED PARTY TRANSACTIONS:

The Company has engaged its 40% former partner in GCC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred from the Partner during the three months ended January 31, 2024 and 2023 of $0 and $56,851, respectively, for the processing of finished goods.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: Andrew Gordon, the CEO. The deferred compensation payable represents the liability due to this employee of the Company upon his retirement. The deferred compensation liability at January 31, 2024 and October 31, 2023 was $127,162 and $120,523, respectively. Deferred compensation expenses included in officers’ salaries were $0 during the quarters ended January 31, 2024 and 2023, respectively as no amounts were contributed to this plan.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2024 and the year ended October 31, 2023.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43, which expire on April 17, 2029. As of January 31, 2024, there are 942,000 options remaining. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three months ended January 31, 2024 or for the year ended October 31, 2023.

NOTE 12 – SUBSEQUENT EVENTS:

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

Recent Developments

On September 29, 2022, the Company (or “JVA”) entered into a Merger and Share Exchange Agreement, as amended and supplemented (the “Merger Agreement”), by and among JVA, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into JVA, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). On June 29, 2023, JVA, Pubco, Delta, Merger Sub and the Sellers entered into Amendment 1 to the Merger Agreement (the “First Amendment”). On January 4, 2024, JVA, Pubco, Delta, Merger Sub and the Sellers entered into Amendment 2 to the Merger Agreement (the “Second Amendment”).

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

JVA has scheduled a special meeting of its stockholders, to be held on March 28, 2024, to approve the Merger Agreement and the other related proposals related to the Merger.

The foregoing description of the Merger Agreement, the Registration Rights Agreement and JVA Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of (i) the Merger Agreement, (ii) the Registration Rights Agreement, and (iii) the form of Voting and Support Agreement, copies of which are filed as exhibits to the Company’s Annual Report on Form 10-K, filed with the SEC on February 9, 20224.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended January 31, 2024. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on February 9, 2024 for the fiscal year ended October 31, 2023.

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

Net Sales. Net sales totaled $19,540,402 for the three months ended January 31, 2024, an increase of $1,214,288, or 6.6%, from $18,326,114 for the three months ended January 31, 2023. The increase in net sales was mostly due to additions of new private label customers partially offset by lower green coffee sales to our green coffee customer base.

Cost of Sales. Cost of sales for the three months ended January 31, 2024 was $16,060,103, or 82% of net sales, as compared to $16,005,814, or 87% of net sales, for the three months January 31, 2023. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The decrease in cost of sales was due to higher margins on sales of our roasted and packaged products partially offset by a decrease in sales of green coffee with the net effect of higher gross profit on our total business.

Gross Profit. Gross profit for the three months ended January 31, 2024 amounted to $3,480,299 or 18% of net sales, as compared to $2,320,300 or 13% of net sales, for the three months ended January 31, 2023. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $257,937 to $2,863,388 for the three months ended January 31, 2024 from $3,121,325 for the three months ended January 31, 2023. Selling and administrative expenses decreased by $251,390 and officers’ salaries decreased by $6,547.

Other Income (Expense). Other expense for the three months ended January 31, 2024 was $123,550, a decrease of $225,222 from other income of $101,672 for the three months ended January 31, 2023. The decrease was attributable to a decrease in other income of $234,041, a decrease in interest income of $3,100, an increase in our loss from our equity investments of $1,007, partially offset by a decrease in our interest expense of $12,926, during the three months ended January 31, 2024.

Income Taxes. Our provision for income taxes for the three months ended January 31, 2024 totaled $142,337 compared to a benefit of $167,250 for the three months ended January 31, 2023. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2024 versus the income in the quarter ended January 31, 2023.

Net Income. We had net income of $351,024 or $0.06 per share basic and diluted, for the three months ended January 31, 2024 compared to a net loss of ($532,103), or ($0.09) per share basic and diluted for the three months ended January 31, 2023. The increase in net income was due primarily to the reasons described above.

Liquidity, Capital Resources and Going Concern

As of January 31, 2024, we had working capital of $18,901,482, which represented a $301,220 increase from our working capital of $18,600,262 as of October 31, 2023. Our working capital increased primarily due to increases of $87,395 in accounts receivable, $556,360 in due from broker, $79,767 in prepaid expenses and other current assets, decreases of $760,103 in accounts payable and accrued expenses, $4,920,000 in our line of credit, partially offset by decreases of $326,114 in cash, $2,700,000 in receivable from sale of investment, $1,974,274 in inventories, $54,970 in prepaid and refundable taxes, increases of $739,198 in due to broker and $307,849 in lease liability – current portion. As of January 31, 2024, the outstanding balance on our line of credit was $4,700,000 compared to $9,620,000 as of October 31, 2023.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to fixed charge coverage ratio, debt to tangible net worth and tangible net worth. The Company as of October 31, 2023 has failed to comply with one of these covenants and resulted in an event of default under the loan agreement. The lender has various defenses that it can apply against the Company, which includes up to and calling the line of credit. There is no guarantee that the lender will issue a waiver or not call the line of credit. The outstanding balance on the Company’s lines of credit were $4,700,000 and $9,620,000 as of January 31, 2024 and October 31, 2023, respectively.

For the three months ended January 31, 2024, our operating activities provided net cash of $4,594,849 as compared to the three months ended January 31, 2023 when operating activities provided net cash of $2,803,512. The increased cash flow from operations for the three months ended January 31, 2024 was primarily due to our receivable from sale of investment.

For the three months ended January 31, 2024, our investing activities used net cash of $0 as compared to the three months ended January 31, 2023 when net cash used by investing activities was $202,018. The decrease in our uses of cash in investing activities was due to our decreased purchases of machinery and equipment during the three months ended January 31, 2024.

For the three months ended January 31, 2024, our financing activities used net cash of $4,920,963 compared to net cash used by financing activities of $862,739 for the three months ended January 31, 2023. The change in cash flow from financing activities for the three months ended January 31, 2024 was due to our credit line activity.

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

As of October 31, 2023, we were not in compliance with the terms of the credit agreement however as of January 31, 2024, the Company was back in compliance with the terms of the credit agreement. The Company did not receive a waiver from the lender when it was not in compliance. The lender has reserved its rights to exercise its rights and remedies at any time at its sole discretion. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustment for the recovery and classification of assets to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders would likely lose some or all their investment in our securities.

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

Material Weakness Over Financial Reporting

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock based compensation awards, quantities of inventory at one of our subsidiaries and inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations. Accordingly, management determined that this control deficiency constituted a material weakness.

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

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2023 filed with the Securities and Exchange Commission on February 9, 2024. There have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coffee Holding Co., Inc.

Date: March 18, 2024	By:	/s/ Andrew Gordon
Andrew Gordon President
Chief Executive Officer and Chief Financial Officer

