Form 10-Q
period 2024-04-30
COFFEE HOLDING CO INC
filed 2024-06-17
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2024

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

(718) 832-0800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001 per share

Trading Symbol(s)
JVA

Name of each exchange on which registered
The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at June 10, 2024.

PART I. FINANCIAL INFORMATION

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2024	October 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,427,689	$2,733,977
Accounts receivable, net of allowances of $144,000 for 2024 and 2023	7,393,037	7,983,032
Receivable from sale of investment	—	3,150,000
Inventories	15,512,363	18,986,539
Due from broker	918,485	345,760
Prepaid expenses and other current assets	337,601	413,752
Prepaid and refundable income taxes	379,275	365,876
TOTAL CURRENT ASSETS	26,968,450	33,978,936

Building, machinery, and equipment, net	3,427,067	3,494,450
Customer list and relationships, net of accumulated amortization of $270,500 and $310,383 for 2024 and 2023, respectively	169,500	184,750
Trademarks and tradenames	327,000	327,000
Equity method investments	39,676	39,676
Right of use asset	2,572,703	2,696,159
Deferred income tax assets, net	1,276,702	1,341,407
Deposits and other assets	141,529	129,523
TOTAL ASSETS	$34,922,627	$42,191,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,223,661	$5,206,442
Line of credit	3,000,000	9,620,000
Due to broker	394,430	292,407
Note payable - current portion	—	4,200
Lease liability - current portion	627,209	255,625
TOTAL CURRENT LIABILITIES	8,245,300	15,378,674

Note payable, net of current	4,325	3,034
Lease liabilities, net of current	2,501,749	2,974,579
Deferred compensation payable	126,979	120,523
TOTAL LIABILITIES	10,878,353	18,476,810
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	$—	$—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2024 and 2023; 5,708,599 shares outstanding for 2024 and 2023	6,634	6,634
Additional paid in capital	19,094,618	19,094,618

Retained earnings	9,821,044	9,491,861
Less: common stock held in treasury, at cost; 925,331 shares for 2024 and 2023	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. Stockholders’ Equity	24,288,736	23,959,553
Noncontrolling interest	(244,462)	(244,462)
TOTAL STOCKHOLDERS’ EQUITY	$24,044,274	$23,715,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,922,627	$42,191,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
NET SALES	$38,536,315	$33,646,818	$18,995,913	$15,320,703

COST OF SALES	31,352,036	28,494,333	15,291,933	12,488,522

GROSS PROFIT	7,184,279	5,152,485	3,703,980	2,832,181

OPERATING EXPENSES
Selling and administrative	6,319,625	6,013,188	3,629,578	3,071,747
Officers’ salaries	314,393	324,775	141,052	144,888
TOTAL	6,634,018	6,337,963	3,770,630	3,216,635

INCOME (LOSS) FROM OPERATIONS	550,261	(1,185,478)	(66,650)	(384,454)

OTHER INCOME (EXPENSE)
Interest income	34,413	3,113	34,406	6
Interest expense	(190,786)	(249,566)	(73,253)	(119,106)
(Loss) gain from equity method investments	—	(9,303)	6,024	(4,286)
Other income	—	234,041	—	—
TOTAL	(156,373)	(21,715)	(32,823)	(123,386)

INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES	393,888	(1,207,193)	(99,473)	(507,840)
Expense (benefit) for income taxes	64,705	(315,250)	(77,632)	(148,000)
NET INCOME (LOSS)	$329,183	$(891,943)	$(21,841)	$(359,840)

Basic and diluted (loss) earnings per share	$0.06	$(0.16)	$—	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss	—	—	—	—	—	(532,103)	—	(532,103)

Balance, January 31, 2023	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,795,334	(244,462)	24,018,564

Net loss	—	—	—	—	—	(359,840)	—	(359,840)

Balance, April 30, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,435,494	$(244,462)	$23,658,724

Balance October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income	—	—	—	—	—	351,024	—	351,024

Balance January 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,842,885	(244,462)	24,066,115

Net loss	—	—	—	—	—	(21,841)	—	(21,841)

Balance, April 30, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,821,044	$(244,462)	$24,044,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended April 30,
	2024	2023
OPERATING ACTIVITIES:

Net income (loss)	$329,183	(891,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	306,706	283,585
Unrealized loss (gain) on commodities	(470,702)	(936,476)
Loss on equity method investments	—	9,303
Amortization of right to use asset	123,456	159,843
Deferred income taxes	64,705	(315,250)
Changes in operating assets and liabilities:
Accounts receivable	589,995	1,212,055
Inventories	3,474,176	3,428,917
Prepaid expenses and other current assets	76,151	150,120
Prepaid and refundable income taxes	(13,399)	—
Lease liability	(101,246)	(135,730)
Deposits and other assets	(12,006)	—
Accounts payable and accrued expenses	(976,325)	(1,730,244)
Net cash provided by operating activities	3,390,694	1,234,180

Cash flows from investing activities:
Purchases of machinery and equipment	(224,073)	(609,131)
Proceeds from sale of investment	3,150,000	—
Net cash used in investing activities	2,925,927	(609,131)

Cash flows from financing activities:
Advances under bank line of credit	—	934,783
Cash overdraft	—	(876,148)
Principal payments on note payable	(2,909)	(2,762)
Principal payments under bank line of credit	(6,620,000)	(1,728,783)
Net cash used in financing activities	(6,622,909)	(1,672,910)

Net change in cash and cash equivalents	(306,288)	(1,047,861)

Cash and cash equivalents, beginning of period	2,733,977	2,515,873

Cash and cash equivalents and, end of period	$2,427,689	$1,468,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$231,844	$243,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right of use asset	$—	$146,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business Activities

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

Private Label Coffee: coffee roasted, blended, packaged and sold under the specifications and names of others, including supermarkets that want to have their own brand name on coffee to compete with national brands; and,

Branded Coffee: coffee roasted and blended to the Company’s own specifications and packaged and sold under the Company’s eight proprietary and licensed brand names in different segments of the market.

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

On September 29, 2022, the Company entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein (the “Sellers”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of the Company common stock, $0.001 par value per share (the “Common Stock”), was cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco (the “Pubco Ordinary Shares”). There was a shareholder vote in April 2024 on the Merger Agreement that did not pass. An additional vote is expected to occur before the end of fiscal 2024.

Going Concern and Liquidity

The Company’s line of credit will become due June 30, 2024, for which the Company is seeking to obtain a renewal of the financing arrangement prior to its maturity date. The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. In previous periods the Company was not in compliance with these requirements. However, a waiver of all past defaults was received on May 24, 2024. As of April 30, 2024, the Company is in compliance with those financial covenants. The current balance outstanding as of April 30, 2024 was $3.0 million. Until such time as the line of credit is renewed, this uncertainty continues to raise substantial doubt regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the consolidated financial statements are issued.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Basis Of Presentation And Significant Accounting Policy

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

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), and Comfort Foods, Inc. (“CFI”). All significant inter-company transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2023 10-K, and there have been no changes to the Company’s significant accounting policies during the three and six months ended April 30, 2024.

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

The following table presents revenues by product line for the three and six months ended April 30, 2024 and 2023:

	Six Months Ended		Three Months Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Green	$14,709,905	$14,432,796	$7,230,703	$6,773,848
Packaged	23,826,410	19,214,022	11,765,210	8,546,855
Totals	$38,536,315	$33,646,818	$18,995,913	$15,320,703

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 3 - Inventories

Inventories at April 30, 2024 and October 31, 2023 consisted of the following:

	April 30, 2024	October 31, 2023
Packed coffee	$1,963,575	$3,582,935
Green coffee	11,339,870	13,151,993
Roasters and parts	504,816	537,108
Packaging supplies	1,704,102	1,714,503
Totals	$15,512,363	$18,986,539

Note 4 - Commodities Held By Broker

The Company has used, and intends to continue to use in a limited capacity, short term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices and to reduce cost of sales.

The commodities held by broker represent the market value of the Company’s trading account, which consists of options and futures contracts for coffee held with a brokerage firm. The Company uses options and futures contracts, which are not designated or qualifying as hedging instruments, to partially hedge the effects of fluctuations in the price of green coffee beans. Options and futures contracts are level 1 investments recognized at fair value in the condensed consolidated financial statements with current recognition of gains and losses on such positions. The Company’s accounting for options and futures contracts may impact earnings volatility in any particular period. The Company records all open contract positions on the condensed consolidated balance sheets at fair value in the due from and due to broker line items and typically do not offset these assets and liabilities.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company classifies its options and future contracts as trading securities and accordingly, realized and unrealized holding gains and losses are included in the statement of operations as a component of cost of sales.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2024	2023
Gross realized gains	$214,080	$247,983
Gross realized losses	(734,947)	(626,311)
Unrealized gains, net	653,538	164,455
Total	$132,671	$(213,873)

	Six Months Ended April 30,
	2024	2023
Gross realized gains	$781,774	$376,908
Gross realized losses	(769,770)	(1,292,361)
Unrealized gains, net	470,702	936,476
Total	$482,706	$21,023

Note 5 - Line of Credit

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

The Company is required to maintain certain financial covenants with respect to the A&R Loan Agreement. The Company was not in compliance with such requirements as of October 31, 2023. The Company received a waiver from the lender on May 24, 2024 for all past defaults. The A&R Loan Agreement was also modified on March 15, 2023 to, among other things: (i) provide for a requirement for subordination agreements if necessary, and (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, (iii) established a new covenant for a fixed charge coverage ratio. The Company is currently in discussion with the lender to extend the term of the A&R Loan Agreement.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s lines of credit were $3,000,000 and $9,620,000 as of April 30, 2024 and October 31, 2023, respectively.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Income Taxes

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

As of April 30, 2024 and October 31, 2023, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2024 and October 31, 2023, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

Note 7 – Earnings (Loss) Per Share

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in the authoritative guidance issued by FASB, “Earnings per Share,” and certain other financial accounting pronouncements. Basic earnings per common share were computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three and six months ended April 30, 2024 and 2023. The Company had granted 1,000,000 options in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature, as the options were out of the money (the exercise price is higher than the market price).

Note 8 - Commitments And Contingencies

Legal Proceedings

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Leases

The following summarizes the Company’s operating leases:

Assets	2024	2023
Right-of-use operating lease assets	$2,572,703	$2,858,346
Total lease assets	$2,572,703	$2,858,346

Liabilities	2024	2023
Current lease liability	$627,209	$137,222
Non-current lease liability	2,501,749	3,230,204
Total lease liability	$3,128,958	$3,367,426

The amortization of the right-of-use asset for the three months ended April 30, 2024 and 2023 was $83,096 and $80,180, respectively. The amortization of the right-of-use asset for the six months ended April 30, 2024 and 2023 was $123,456 and $159,843, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

Weighted average remaining lease term (in years)	10.8
Weighted average discount rate	4.9%

Maturities of lease liabilities by year for our operating leases are as follows:

2024	$588,365
2025	400,868
2026	376,679
2027	367,788
2028	305,648
Thereafter	2,052,475
Total lease payments	4,091,823
Less: imputed interest	(962,865)
Present value of operating lease liabilities	$3,128,958

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In December 2022, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $40,797 as of January 31, 2023. In December 2023, the Company extended its lease at its subsidiary Sonofresco in Washington through December 2024. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $41,962 as of January 31, 2024.

In March 2023, the Company extended its lease at its subsidiary Organics Products Trading Company in Washington through March 2026. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $105,619.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Related Party Transactions

The Company has engaged its 40% former partner in Generation Coffee Company LLC (“GCC”) as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred by the Partner during the three and six months ended April 30, 2023 of $94,037 and $56,851 for the processing of finished goods. There were no expenses incurred by the Partner in the three and six months ended April 30, 2024.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $126,979 and $243,238 at April 30, 2024 and October 31, 2023, respectively, and are included in the Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at April 30, 2024 and October 31, 2023 were $126,979 and $243,238, respectively.

Note 11 - Stockholders’ Equity

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2024 and the year ended October 31, 2023.

Stock Options

The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. No options were granted, forfeited or expired during the three and six months ended April 30, 2024 or for the year ended October 31, 2023.

The Company recorded no stock-based compensation expense for the three and six months ended April 30, 2024 and April 30, 2023, as all stock option awards were fully vested as of the beginning of the reporting period.

Note 12 - Subsequent Events

The Company has evaluated all subsequent events through June [X], 2024, the date on which the condensed consolidated financial statements were available for use.

Staten Island Lease

On May 1, 2024, the Company entered into an amended lease agreement in Staten Island, NY. which changed the lease termination date to April 30, 2029. The amended lease commenced on May 1, 2024. Total commitment, net of tenant incentives expected to be received, under the lease is estimated to be approximately $628 thousand. The Company will recognize the related right-of-use asset and lease liability at the lease commencement date.

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

On September 29, 2022, concurrently with the entry into the Merger Agreement, Delta, Pubco and JVA entered into Voting and Support Agreements (the “JVA Voting Agreement”) with Andrew Gordon, President and Chief Executive Officer of JVA, and David Gordon, Executive Vice President and Chief Operating Officer of JVA, pursuant to which Messrs. Gordon have agreed to vote in favor of adopting the Merger Agreement and the related transactions as contemplated thereunder. JVA Voting Agreements will terminate upon the earliest to occur of (i) the mutual written consent of each of Delta, Pubco, JVA and Messrs. Gordon, (ii) the Merger Effective Time, and (iii) the date of termination of the Merger Agreement in accordance with its terms. There was a shareholder vote in April 2024 on the Merger Agreement that did not pass. An additional vote is expected to occur before the end of fiscal 2024.

Critical Accounting Estimates

There have been no changes to our critical accounting policies during the three and six months ended April 30, 2024. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and footnotes thereto, each included in our annual report on Form 10-K filed with the SEC on February 9, 2024 for the fiscal year ended October 31, 2023.

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

Net Sales. Net sales totaled $18,995,913 for the three months ended April 30, 2024, an increase of $3,675,210, or 24%, from $15,320,703 for the three months ended April 30, 2023. The increase in net sales was due to increased sales to new private label customers.

Cost of Sales. Cost of sales for the three months ended April 30, 2024 was $15,291,933, or 80.5% of net sales, as compared to $12,488,522, or 81.5% of net sales, for the three months ended April 30, 2023, an increase of $2,803,411. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. This increase was due to higher green coffee costs during the period.

Gross Profit. Gross profit for the three months ended April 30, 2024 amounted to $3,703,980 or 19.5% of net sales, as compared to $2,832,181 or 18.5% of net sales, for the three months ended April 30, 2023. The increase in gross profits on a percentage and dollar basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $553,995 to $3,770,630 for the three months ended April 30, 2024 from $3,216,635 for the three months ended April 30, 2023. Selling and administrative expenses increased by $557,831 and officers’ salaries decreased by $3,836. The increase in selling and administrative expenses was due to higher payroll costs, professional fees, and insurance expense, partially offset by decreases in medical expenses. automobile costs, and advertising costs.

Other Income (Expense). Other expense for the three months ended April 30, 2024 was $32,823, a decrease of $90,563 from $123,386 for the three months ended April 30, 2023. The decrease in other expense was attributable to a decrease in interest expense of $45,853, and an increase in our interest income of $34,400, partially offset by an increase in our loss from our equity investments of $10,310 during the three months ended April 30, 2024.

Income Taxes. Our benefit for income taxes for the three months ended April 30, 2024 totaled $77,632 compared to a benefit of $148,000 for the three months ended April 30, 2023. The change was primarily attributable to the difference in the loss for the quarter ended April 30, 2024 versus the loss in the quarter ended April 30, 2023.

Net (Loss) Income. We had a net loss of $21,841 or $— per share basic and diluted, for the three months ended April 30, 2024 compared to a net loss of $359,840, or $0.06 per share basic and diluted for the three months ended April 30, 2023.

Six Months Ended April 30, 2024 Compared to the Six Months Ended April 30, 2023

Net Sales. Net sales totaled $38,536,315 for the six months ended April 30, 2024, an increase of $4,889,497, or 15%, from $33,646,818 for the six months ended April 30, 2023. The increase in net sales was due to increased sales to new private label customers..

Cost of Sales. Cost of sales for the six months ended April 30, 2024 was $31,352,036, or 81.4% of net sales, as compared to $28,494,333, or 84.7% of net sales, for the six months ended April 30, 2023. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. This increase was due to higher green coffee costs during the period.

Gross Profit. Gross profit for the six months ended April 30, 2024 amounted to $7,184,279 or 18.6% of net sales, as compared to $5,152,485 or 15.3% of net sales, for the six months ended April 30, 2023. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $296,055 to $6,634,018 for the six months ended April 30, 2024 from $6,337,963 for the six months ended April 30, 2023. Selling and administrative expenses increased by $306,437 and officers’ salaries decreased by $10,382. Operating expenses increased due to higher payroll costs, professional fees, and insurance expense, partially offset by decreases in medical expenses. automobile costs, and advertising costs. for the six months ended April 30, 2024 compared to the six months ended April 30, 2023.

Other Income (Expense). Other expense for the six months ended April 30, 2024 was $156,373, an increase of $134,658 from $21,715 for the six months ended April 30, 2023. The increase was attributable to a decrease in other income of $234,041 due to an insurance claim, partially offset by a decrease in our interest expense of $58,780 and an increase in our interest income of $31,300, during the six months ended April 30, 2023.

Income Taxes. Our expense for income taxes for the six months ended April 30, 2024 totaled $64,705 compared to a benefit of $315,250 for the six months ended April 30, 2023. The change was primarily attributable to the difference in the income for the six months ended April 30, 2024 versus the loss in the six months ended April 30, 2023.

Net (Loss) Income. We had net income of $329,183 or $0.06 per share basic and diluted, for the six months ended April 30, 2024 compared to a net loss of $891,943, or $0.16 per share basic and diluted for the six months ended April 30, 2023. The increase in net income was due primarily to the reasons described above.

Liquidity, Capital Resources and Going Concern

As of April 30, 2024, we had working capital of $18,723,150, which represented a $122,888 increase from our working capital of $18,600,262 as of October 31, 2023. Our working capital increased primarily due to the decrease of the outstanding balance on our line of credit to $3,000,000 from $9,620,000 as of April 30, 2024 and October 31, 2023, respectively, along with a decrease of $982,781 in accounts payable and accrued expenses, and a $572,725 increase in due from broker. This is offset by a $306,288 decrease in cash and cash equivalents, a $589,995 decrease in accounts receivable, a $3,474,176 decrease in inventories, a $76,151 decrease in prepaid expenses and other current assets, a $102,023 increase in due to broker and a $371,584 increase in lease liability – current portion.

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

On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio. As further explained in Note 5 to the unaudited financial statements, we are required to maintain certain financial covenants with respect to our line of credit agreement. We were not in compliance with these requirements as of October 31, 2023. We have since received a waiver from the lender on May 24, 2024 and are in compliance with all requirements.

The current balance outstanding as of April 30, 2024 under the A&R Loan Agreement is $3.0 million. We are seeking to extend the term of the line of credit agreement and are currently in discussions with the lender. However, until such time as the line of credit is renewed, there is substantial doubt regarding our ability to continue as a going concern and the ability to meet our obligations as they become due within the twelve months from the date the consolidated financial statements are issued.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our lines of credit were $3,000,000 and $9,620,000 as of April 30, 2024 and October 31, 2023, respectively.

For the six months ended April 30, 2024, our operating activities provided net cash of $3,390,694 as compared to the six months ended April 30, 2023 when operating activities used net cash of $1,234,180. The increase in cash flow from operations was partially due to net income of $329,183 for the six months ended April 30, 2024, compared to a net loss of $891,943 for the six months ended April 30, 2023. Non-cash charges, including depreciation and amortization, unrealized gain on commodities, loss on equity method investments, amortization of ROU assets, and deferred income taxes, resulted in cash provided of $46,835 for the six months ended April 30, 2024 and cash used of $798,995 for the six months ended April 30, 2023. The aggregate of accounts receivable, inventories, prepaid expenses and other current assets, and prepaid and refundable income taxes provided $4,194,892 and $4,791,092 in operating cash flow for the six months ended April 30, 2024 and 2023, respectively. The aggregate of lease liability, deposits and other assets, and accounts payable and accrued expenses used $1,089,577 and $1,865,974 of operating cash flow for the six months ended April 30, 2024 and 2023, respectively.

For the six months ended April 30, 2024, our investing activities used net cash of $2,925,927 as compared to the six months ended April 30, 2023 when net cash used by investing activities was $609,131. The decrease in our use of cash in investing activities was due to our decreased purchases of machinery and equipment during the six months ended April 30, 2024.

For the six months ended April 30, 2024, our financing activities used net cash of $6,622,909 compared to net cash used by financing activities of $1,672,910 for the six months ended April 30, 2023. The change in cash flow from financing activities for the six months ended April 30, 2024 was due to our credit line activity.

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

Management will seek to remediate such deficiencies over the coming quarters.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Coffee Holding Co., Inc.

Date: June 17, 2024	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon President
	Title:	Chief Executive Officer and Chief Financial Officer

