Form 10-Q
period 2024-07-31
COFFEE HOLDING CO INC
filed 2024-09-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2024

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2024.

PART I. FINANCIAL INFORMATION

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024	October 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,098,158	$2,733,977
Accounts receivable, net of allowances for credit losses of $144,000 for 2024 and 2023	7,449,547	7,983,032
Receivable from sale of investment	—	3,150,000
Inventories	14,506,015	18,986,539
Due from broker	1,263,603	345,760
Prepaid expenses and other current assets	213,443	413,752
Prepaid and refundable income taxes	311,306	365,876
TOTAL CURRENT ASSETS	26,842,072	33,978,936

Building, machinery, and equipment, net	3,329,576	3,494,450
Customer list and relationships, net of accumulated amortization of $278,125 and $310,383 for 2024 and 2023, respectively	161,875	184,750
Trademarks and tradenames	327,000	327,000
Equity method investments	39,676	39,676
Right-of-use asset	1,192,834	2,696,159
Deferred income tax assets, net	1,017,453	1,341,407
Deposits and other assets	141,529	129,523
TOTAL ASSETS	$33,052,015	$42,191,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,535,476	$5,206,442
Line of credit	1,900,000	9,620,000
Due to broker	275,276	292,407
Note payable - current portion	—	4,200
Lease liabilities - current portion	636,534	255,625
TOTAL CURRENT LIABILITIES	7,347,286	15,378,674

Note payable, net of current	2,860	3,034
Lease liabilities, net of current	903,821	2,974,579
Deferred compensation payable	126,978	120,523
TOTAL LIABILITIES	8,380,945	18,476,810
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2024 and 2023; 5,708,599 shares outstanding for 2024 and 2023	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	10,447,840	9,491,861
Less: common stock held in treasury, at cost; 925,331 shares for 2024 and 2023	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	24,915,532	23,959,553
Noncontrolling interest	(244,462)	(244,462)
TOTAL STOCKHOLDERS’ EQUITY	24,671,070	23,715,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,052,015	$42,191,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
NET SALES	$57,349,477	$49,411,183	$18,813,162	$15,764,365

COST OF SALES	46,239,134	41,810,204	14,887,098	13,315,602

GROSS PROFIT	11,110,343	7,600,979	3,926,064	2,448,763

OPERATING EXPENSES
Selling and administrative	9,365,236	8,722,156	3,045,611	2,709,238
Officers’ salaries	474,983	467,548	160,590	142,772
TOTAL	9,840,219	9,189,704	3,206,201	2,852,010

INCOME (LOSS) FROM OPERATIONS	1,270,124	(1,588,725)	719,863	(403,247)

OTHER INCOME (EXPENSE)
Interest income	34,669	3,120	256	7
Interest expense	(235,427)	(393,590)	(44,641)	(144,024)
Loss from equity method investments	—	(14,310)	—	(5,007)
Gain on extinguishment of lease	210,567	—	210,567	—
Other income	—	634,181	—	400,140
TOTAL	9,809	229,401	166,182	251,116

INCOME (LOSS) BEFORE EXPENSE (BENEFIT) FOR INCOME TAXES	1,279,933	(1,359,324)	886,045	(152,131)
Expense (benefit) for income taxes	323,954	(355,500)	259,249	(40,250)
NET INCOME (LOSS)	$955,979	$(1,003,824)	$626,796	$(111,881)

Basic and diluted earnings (loss) per share	$0.17	$(0.18)	$0.11	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,327,437	$(244,462)	$24,550,667

Net loss	—	—	—	—	—	(532,103)	—	(532,103)

Balance, January 31, 2023	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,795,334	(244,462)	24,018,564

Net loss	—	—	—	—	—	(359,840)	—	(359,840)

Balance, April 30, 2023	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,435,494	(244,462)	23,658,724

Net loss	—	—	—	—	—	(111,881)	—	(111,881)

Balance, July 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,323,613	$(244,462)	$23,546,843

Balance October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income	—	—	—	—	—	351,024	—	351,024

Balance January 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,842,885	(244,462)	24,066,115

Net loss	—	—	—	—	—	(21,841)	—	(21,841)

Balance, April 30, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,821,044	(244,462)	24,044,274

Net loss	—	—	—	—	—	626,796	—	626,796

Balance, July 31, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$10,447,840	$(244,462)	$24,671,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended July 31,
	2024	2023
OPERATING ACTIVITIES:

Net income (loss)	$955,979	(1,003,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	458,429	436,669
Unrealized gain on commodities	(934,974)	(776,521)
Loss on equity method investments	—	14,310
Amortization of right-of-use asset	203,268	240,504
Gain on extinguishment of lease liability	(210,567)	—
Deferred income taxes	323,954	(355,500)
Changes in operating assets and liabilities:
Accounts receivable	533,485	1,334,319
Inventories	4,480,524	2,113,830
Prepaid expenses and other current assets	200,309	(9,306)
Prepaid and refundable income taxes	54,570	—
Lease liabilities	(179,225)	(203,908)
Deposits and other assets	(12,006)	—
Accounts payable, accrued expenses, and deferred compensation payable	(664,511)	(991,411)
Net cash provided by operating activities	5,209,235	799,162

Cash flows from investing activities:
Purchases of machinery and equipment	(270,680)	(721,696)
Proceeds from sale of investment	3,150,000	—
Net cash provided by (used in) investing activities	2,879,320	(721,696)

Cash flows from financing activities:
Advances under bank line of credit	—	2,434,783
Cash overdraft	—	(876,148)
Principal payments on note payable	(4,374)	(4,641)
Principal payments under bank line of credit	(7,720,000)	(1,728,783)
Net cash used in financing activities	(7,724,374)	(174,789)

Net change in cash and cash equivalents	364,181	(97,323)

Cash and cash equivalents, beginning of period	2,733,977	2,515,873

Cash and cash equivalents, end of period	$3,098,158	$2,418,550
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$281,841	$243,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use asset	$547,975	$146,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On September 29, 2022, the Company entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among the Company, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). As a result of the Merger, each issued and outstanding share of the Company’s common stock, $0.001 par value per share, would be cancelled and converted for the right of the holder thereof to receive one ordinary share, par value $0.0001 of Pubco. There was a shareholder vote in April 2024 on the Merger Agreement that did not pass. On June 21, 2024, the Company terminated the Merger Agreement. No early termination penalties were payable by the Company upon termination of the Merger Agreement.

Going Concern and Liquidity

The Company’s line of credit will become due June 29, 2025 (see Note 5). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. In previous periods, the Company was not in compliance with these requirements. However, a waiver of all past defaults was received on May 24, 2024. As of July 31, 2024, the Company is in compliance with those financial covenants. The Company has paid down a substantial portion of the line of credit and the current balance outstanding as of July 31, 2024 was $1,900,000. Additionally, the Company is in a net income position for the three and nine months ended July 31, 2024 of $626,796 and $955,979, respectively, has cash from operating activities of $5,209,235, and a net working capital surplus of $19,494,786. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the condensed consolidated financial statements are issued.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Basis of Presentation and Significant Accounting Policy

The Company’s fiscal year ends on October 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as its annual consolidated financial statements for the fiscal year ended October 31, 2023. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2023 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2023 and notes thereto included in the Company’s fiscal 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (the “2023 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), and Comfort Foods, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2023 10-K, and there have been no changes to the Company’s significant accounting policies during the three and nine months ended July 31, 2024.

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

The following table presents revenues by product line for the three and nine months ended July 31, 2024 and 2023:

	Nine Months Ended		Three Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Green	$25,505,606	$21,078,402	$10,795,701	$6,645,606
Packaged	31,843,871	28,332,781	8,017,461	9,118,759
Totals	$57,349,477	$49,411,183	$18,813,162	$15,764,365

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements – Adopted

The Company follows the FASB Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” This guidance requires entities to use a current expected credit loss impairment model rather than incurred losses. The Company considers factors such as credit quality, age of balances, historical experience and current and future economic conditions that may affect the Company’s expectation of collectability in determining the allowance for credit losses. The standard became effective for the Company on November 1, 2023. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This standard affects a wide variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Note 3 - Inventories

Inventories at July 31, 2024 and October 31, 2023 consisted of the following:

	July 31, 2024	October 31, 2023
Packed coffee	$2,076,739	$3,582,935
Green coffee	10,232,622	13,151,993
Roasters and parts	476,313	537,108
Packaging supplies	1,720,341	1,714,503
Totals	$14,506,015	$18,986,539

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2024	2023
Gross realized gains	$405,608	$265,801
Gross realized losses	(133,392)	(236,404)
Unrealized gains (losses), net	464,272	(159,955)
Total	$736,488	$(130,558)

	Nine Months Ended July 31,
	2024	2023
Gross realized gains	$1,187,382	$642,709
Gross realized losses	(903,162)	(1,528,765)
Unrealized gains, net	934,974	776,521
Total	$1,219,194	$(109,535)

Note 5 - Line of Credit

On April 25, 2017, the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”) (later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, and (ii) the financing agreement between the Company, as guarantor, OPTCO and Sterling, dated March 10, 2015, amongst other things.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is required to maintain certain financial covenants with respect to the A&R Loan Agreement. The Company was not in compliance with such requirements as of October 31, 2023. The Company received a waiver from the lender on May 24, 2024 for all past defaults. The A&R Loan Agreement was also modified on March 15, 2023 to, among other things: (i) provide for a requirement for subordination agreements, if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) established a new covenant for a fixed charge coverage ratio.

On June 27, 2024, the Borrowers entered into the Tenth Loan Modification Agreement with Webster which amended the A&R Loan Agreement to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $1,900,000 and $9,620,000 as of July 31, 2024 and October 31, 2023, respectively.

Note 6 – Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for net operating loss carryforwards and temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax incurred for the period plus or minus the change during the period in deferred tax assets and liabilities.

As of July 31, 2024 and October 31, 2023, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2024 and October 31, 2023, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

Note 7 – Earnings (Loss) Per Share

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in ASC Topic 260, “Earnings per Share,” and certain other financial accounting pronouncements. Basic earnings per common share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three and nine months ended July 31, 2024 and 2023. The Company had granted options for 1,000,000 shares in the second quarter of 2019, which have not been included in the calculation of diluted earnings per share due to their anti-dilutive nature, as the options were out of the money (the exercise price is higher than the market price).

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

Note 9 – Leases

The following summarizes the Company’s operating leases:

Assets	2024	2023
Right-of-use operating lease assets	$1,192,834	$2,696,159
Total lease assets	$1,192,834	$2,696,159

Liabilities	2024	2023
Current lease liability	$636,534	$255,625
Non-current lease liability	903,821	2,974,579
Total lease liability	$1,540,355	$3,230,204

The amortization of the right-of-use asset for the three months ended July 31, 2024 and 2023 was $79,812 and $80,662, respectively. The amortization of the right-of-use asset for the nine months ended July 31, 2024 and 2023 was $203,268 and $240,504, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

Weighted average remaining lease term (in years)	4.15
Weighted average discount rate	5.1%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For the Years Ending October 31,
Remainder of fiscal 2024	$463,319
2025	334,784
2026	308,624
2027	295,762
2028	229,466
Thereafter	66,571
Total lease payments	1,698,526
Less: imputed interest	(158,171)
Present value of operating lease liabilities	$1,540,355

In June 2021, the Company purchased a facility in Colorado for $900,321 that it was previously leasing. On the date of purchase, the Company wrote off the carrying value of the right-of-use asset and lease liability associated with this facility of $242,888.

In December 2022, the Company extended SONO’s lease in Washington through December 2023. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $40,797 as of January 31, 2023. In December 2023, the Company extended SONO’s lease in Washington through December 2024. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $41,962 as of January 31, 2024.

In March 2023, the Company extended OPTCO’s lease in Washington through March 2026. As a result, on the date of the modification the Company increased its right-of-use asset and lease liability by $105,619.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2024, the Company modified its existing lease agreement pertaining to a portion of its office facility. The Company wrote off $1,848,032 in right-of-use assets and $2,058,599 lease liability associated with this agreement, resulting in a gain on extinguishment of lease of $210,567. On May 1, 2024, the Company entered into an amended lease agreement for the remaining portion of its office facility in Staten Island, NY, which changed the lease modification date to April 30, 2029. The amended lease commenced on May 1, 2024. The Company recognized a right-of-use asset and lease liability associated with this modified agreement of $547,975. As a result of the modification, the Company decreased its right-of-use asset by $1,300,057 and lease liability by $1,510,624 as of July 31, 2024.

Note 10 – Related Party Transactions

The Company has engaged its 40% former partner in Generation Coffee Company LLC as an outside contractor (the “Partner”). Included in contract labor expense are expenses incurred by the Partner for the nine months ended July 31, 2023 of $56,851 for the processing of finished goods. There were no expenses incurred by the Partner in the three and nine months ended July 31, 2024 or the three months ended July 31, 2023.

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $126,979 and $120,523 at July 31, 2024 and October 31, 2023, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at July 31, 2024 and October 31, 2023 was $126,979 and $120,523, respectively.

Note 11 - Stockholders’ Equity

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2024 and the year ended October 31, 2023.

Stock Options

The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted stock options for 1,000,000 shares to employees, officers and non-employee directors from the 2013 Plan with an exercise price of $5.43. Options granted under the 2013 Plan may be incentive stock options or nonqualified stock options, as determined by the administrator at the time of grant. No options were granted, forfeited or expired during the three and nine months ended July 31, 2024 or for the year ended October 31, 2023.

The Company recorded no stock-based compensation expense for the three and nine months ended July 31, 2024 and 2023, as all stock option awards were fully vested as of the beginning of the reporting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

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

Overview

We are an integrated wholesale coffee roaster and dealer primarily in the United States and one of the few coffee companies that offers a broad array of coffee products across the entire spectrum of consumer tastes, preferences and price points. As a result, we believe that we are well-positioned to increase our profitability and endure potential coffee price volatility throughout varying cycles of the coffee market and economic conditions.

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

Recent Developments

On September 29, 2022, Coffee Holding Co., Inc, a Nevada corporation (“JVA”), entered into a Merger and Share Exchange Agreement (the “Merger Agreement”), by and among JVA, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”), CHC Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Pubco (“Merger Sub”), and each of the holders of ordinary shares of Delta as named therein. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into JVA, with JVA surviving as a direct, wholly-owned subsidiary of Pubco (the “Merger”). In April 2024, the Company held a special meeting of stockholders at which approval of the Merger Agreement and the Merger did not receive the requisite votes. On June 21, 2024, JVA terminated the Merger Agreement. No early termination penalties were payable by JVA upon termination of the Merger Agreement.

Critical Accounting Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2024. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each included in our annual report on Form 10-K filed with the SEC on February 9, 2024 for the fiscal year ended October 31, 2023.

Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023

Net Sales. Net sales totaled $18,813,162 for the three months ended July 31, 2024, an increase of $3,048,797, or 19%, from $15,764,365 for the three months ended July 31, 2023. The increase in net sales was due to increased sales to new private label customers.

Cost of Sales. Cost of sales for the three months ended July 31, 2024 was $14,887,098, or 79.1% of net sales, as compared to $13,315,602, or 84.5% of net sales, for the three months ended July 31, 2023, an increase of $1,571,496. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. This increase in gross margin was due to price increases that were initiated during the three months ended July 31, 2024 for our roasted coffee customers as well as a favorable inventory position which resulted in higher gross margins related to our wholesale green coffee customers.

Gross Profit. Gross profit for the three months ended July 31, 2024 amounted to $3,926,064 or 20.9% of net sales, as compared to $2,448,763 or 15.5% of net sales, for the three months ended July 31, 2023. The increase in gross profits on a percentage and dollar basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $354,191 to $3,206,201 for the three months ended July 31, 2024 from $2,852,010 for the three months ended July 31, 2023. Selling and administrative expenses increased by $336,373 and officers’ salaries increased by $17,818. The increase in selling and administrative expenses was due to higher payroll costs, professional fees, and insurance expense, partially offset by decreases in medical expenses. automobile costs, and advertising costs.

Other Income (Expense). Other income for the three months ended July 31, 2024 was $166,182, a decrease of $84,934 from other income of $251,116 for the three months ended July 31, 2023. The change was attributable to a decrease in interest expense of $99,383, an increase in interest income of $249, a decrease in loss from our equity method investments of $5,007, and a gain on extinguishment of lease of $210,567, partially offset by a decrease in other income of $400,140 related to an insurance claim.

Income Taxes. Our expense for income taxes for the three months ended July 31, 2024 totaled $259,249 compared to a benefit of $40,250 for the three months ended July 31, 2023. The change was primarily attributable to the difference in the income for the three months ended July 31, 2024 versus the loss for the three months ended July 31, 2023.

Net Income (Loss). We had net income of $626,796, or $0.11 per share basic and diluted, for the three months ended July 31, 2024 compared to a net loss of $111,881, or $0.02 per share basic and diluted, for the three months ended July 31, 2023.

Nine Months Ended July 31, 2024 Compared to the Nine Months Ended July 31, 2023

Net Sales. Net sales totaled $57,349,477 for the nine months ended July 31, 2024, an increase of $7,938,294, or 16%, from $49,411,183 for the nine months ended July 31, 2023. The increase in net sales was due to increased sales to new private label customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2024 was $46,239,134, or 80.6% of net sales, as compared to $41,810,204, or 84.6% of net sales, for the nine months ended July 31, 2023. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. This increase in gross margin was due to price increases for our roasted coffee customers as well as a favorable inventory position which resulted in higher gross margins related to our wholesale green coffee customers.

Gross Profit. Gross profit for the nine months ended July 31, 2024 amounted to $11,110,343 or 19.4% of net sales, as compared to $7,600,979 or 15.4% of net sales, for the nine months ended July 31, 2023. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $650,515 to $9,840,219 for the nine months ended July 31, 2024 from $9,189,704 for the nine months ended July 31, 2023. Selling and administrative expenses increased by $643,080 and officers’ salaries increased by $7,435. Operating expenses increased due to higher payroll costs, professional fees, and insurance expense, partially offset by decreases in medical expenses. automobile costs, and advertising costs. for the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023.

Other Income (Expense). Other income for the nine months ended July 31, 2024 was $9,809, a decrease of $219,592 from other income of $229,401 for the nine months ended July 31, 2023. The decrease was attributable to a decrease in other income of $634,181 related to an insurance claim, partially offset by an increase of gain on extinguishment of lease of $210,567, decrease in interest expense of $158,163, an increase in interest income of $31,549, and a decrease in loss from equity method investments.

Income Taxes. Our expense for income taxes for the nine months ended July 31, 2024 totaled $323,954 compared to a benefit of $355,500 for the nine months ended July 31,2023. The change was primarily attributable to the difference in the income for the nine months ended July 31, 2024 versus the loss for the nine months ended July 31, 2023.

Net Income (Loss). We had net income of $955,979, or $0.17 per share basic and diluted, for the nine months ended July 31, 2024 compared to a net loss of $1,003,824, or $0.18 per share basic and diluted, for the nine months ended July 31, 2023. The increase in net income was due primarily to the reasons described above.

Liquidity, Capital Resources and Going Concern

As of July 31, 2024, we had working capital of $19,494,786, which represented a $894,524 increase from our working capital of $18,600,262 as of October 31, 2023. Our working capital increased primarily due to the decrease of the outstanding balance on our line of credit to $1,900,000 from $9,620,000 as of July 31, 2024 and October 31, 2023, respectively, along with a decrease of $670,966 in accounts payable and accrued expenses, a $917,843 increase in due from broker, a $364,181 increase in cash and cash equivalents, and a $17,131 decrease in due to broker. This was partially offset by $533,485 decrease in accounts receivable, a $4,480,524 decrease in inventories, a $3,150,000 decrease in receivable from sale of investment, a $200,309 decrease in prepaid expenses and other current assets, and an increase of $380,909 in lease liabilities - current portion.

On April 25, 2017, we and one of our subsidiaries, Organic Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which was later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between us and Sterling, dated February 17, 2009, as modified, and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015, amongst other things.

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

On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements, if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio. As further explained in Note 5 to the unaudited condensed consolidated financial statements, we are required to maintain certain financial covenants with respect to our line of credit agreement. We were not in compliance with these requirements as of October 31, 2023. We have since received a waiver from the lender on May 24, 2024 and are in compliance with all requirements.

On June 27, 2024, the Borrowers entered into the Tenth Loan Modification Agreement with Webster which amended the A&R Loan Agreement to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our line of credit was $1,900,000 and $9,620,000 as of July 31, 2024 and October 31, 2023, respectively.

For the nine months ended July 31, 2024, our operating activities provided net cash of $5,209,235 as compared to the nine months ended July 31, 2023 when operating activities provided net cash of $799,162. The increase in cash flow from operations was partially due to net income of $955,979 for the nine months ended July 31, 2024, compared to a net loss of $1,003,824 for the nine months ended July 31, 2023. Non-cash charges, including depreciation and amortization, unrealized gain on commodities, loss on equity method investments, amortization of right-of-use assets, gain on extinguishment of lease liability, and deferred income taxes, resulted in cash used of $159,890 for the nine months ended July 31, 2024 and cash used of $440,538 for the nine months ended July 31, 2023. The aggregate change in operating assets and liabilities provided $4,413,146 and $2,243,524 in operating cash flow for the nine months ended July 31, 2024 and 2023, respectively.

For the nine months ended July 31, 2024, our investing activities provided net cash of $2,879,320 as compared to the nine months ended July 31, 2023 when net cash used in investing activities was $721,696. The increase in our cash provided by investing activities was due to proceeds from the sale of an investment and decreased purchases of machinery and equipment during the nine months ended July 31, 2024.

For the nine months ended July 31, 2024, our financing activities used net cash of $7,724,374 compared to net cash used in financing activities of $174,789 for the nine months ended July 31, 2023. The change in cash flow from financing activities for the nine months ended July 31, 2024 was primarily due to our credit line activity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting.

Material Weakness Over Financial Reporting

During the year ended October 31, 2020, our controls were inadequate to prevent and detect misstatements of stock-based compensation awards, quantities of inventory at one of our subsidiaries and inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations. Accordingly, management determined that this control deficiency constituted a material weakness.

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

Further, during the year ended October 31, 2022, we concluded that we lacked adequate controls with respect to the preparation and review of journal entries and account reconciliations during the year-end financial statement closing process. Accordingly, management determined that this control deficiency constituted a material weakness.

Further, during the year ended October 31, 2023, we concluded that we lacked adequate controls with respect to recording year end accruals for vendor liabilities and properly calculating required loan covenants. Accordingly, management determined that this control deficiency constituted a material weakness.

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and nine months ended July 31, 2024 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

●	educate control owners concerning the principles and requirements of each control, with a focus on those related to user access to our financial reporting systems impacting financial reporting;
●	develop and maintain documentation to promote knowledge transfer upon personnel and function changes;
●	develop enhanced controls and reviews related to our financial reporting systems;
●	perform an in-depth analysis of who should have access to perform key functions within our financial reporting system that impact financial reporting and redesign aspects of the system to better allow the access rights to be implemented.
●	perform a cross-reference analysis on a quarterly basis; and
●	implement additional levels of internal review of financial statements and any adjustments made thereto.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above and in Part II, Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2023 filed with the SEC on February 9, 2024. There have been no material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended October 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended July 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Coffee Holding Co., Inc.

Date: September 13, 2024	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon
	Title:	President, Chief Executive Officer and Chief Financial Officer

