Form 10-K
period 2024-10-31
COFFEE HOLDING CO INC
filed 2025-01-31
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Capital Market on April 30, 2024, was $8,185,554.

As of January 22, 2025, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

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

Our corporate offices are located at 3475 Victory Boulevard, Staten Island, New York 10314. Our telephone number is (718) 832-0800 and our website address is www.coffeeholding.com. On our website, investors can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

All references in this Annual Report to “JVA,” the “Company,” “Coffee Holding,” “we,” “us,” or “our” mean Coffee Holding Co., Inc. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Recent Developments

On November 11, 2024, the Company purchased all of the assets of Empire Coffee Company (“Empire Coffee”) for $825,000 in a Uniform Commercial Code (“UCC”) Chapter 9 sale (the “Second Empire acquisition”). The assets purchased consisted of accounts receivable, inventory, equipment, the customer list and all intellectual property. To facilitate the purchase, Coffee Holding created a new wholly owned subsidiary named Second Empire, LLC (“Second Empire”). Operations will be conducted by Second Empire. The operations of Second Empire will include roasting and packing for current Coffee Holding customers as well as customers of Empire Coffee.

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee had its offices and production facility.

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

Our branded and private label roasted ground coffees are sold at competitive and value price levels, while some of our other branded and specialty coffees are sold predominantly at premium price levels. Premium price level coffee is high-quality gourmet coffee, such as AA Arabica coffee, which sell at a substantial premium over traditional retail canned coffee, while competitive and value price level coffee is mainstream or traditional canned coffee. Because of this diversification, we believe that our profitability is not dependent on any one area of the coffee industry and, therefore, is less sensitive than our competition to potential coffee commodity price and overall economic volatility.

Wholesale Green Coffee Market Presence. As a large roaster-dealer of green coffee, we believe that we are favorably positioned to increase our specialty coffee sales. Since 1998, we have increased the number of our wholesale green coffee customers, including coffee houses, single store operators, mall coffee stores and mail order sellers. We are a charter member of the Specialty Coffee Association of America and one of the largest distributors of Swiss Water Processed Decaffeinated Coffees and Dattera specialty Brazil coffees in the United States. Our almost 50 years of experience as a roaster and a dealer of green coffee allows us to provide our roasting experience as a value-added service to our gourmet roaster customers. The assistance we provide to our customers includes training, coffee blending and market identification. We believe that our relationships with wholesale green coffee customers and our focus on selling green coffee as a wholesaler has enabled us to participate in the growth of the specialty coffee market while mitigating the risks associated with the competitive retail specialty coffee environment.

Diverse Portfolio of Differentiated Branded Coffees. We have amassed a portfolio of eight proprietary name brands that are sold to supermarkets, wholesalers and individually owned stores in the United States, including brands for specialty espresso, Latin espresso, Italian espresso, 100% Colombian coffee and blended and flavored coffees. In addition, we have entered into a licensing agreement with Del Monte Corporation for the exclusive right to use the S&W trademark in the United States and other countries approved by Del Monte Corporation in connection with the production, manufacture and sale of roasted whole bean and ground coffee for distribution to retail customers. Our existing portfolio of differentiated brands combined with our management expertise serve as a platform for us to add additional name brands through acquisition or licensing agreements, which target product niches and segments that do not compete with our existing brands.

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 43 and 45 years, respectively. During this period, the Company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

Our Growth Strategy

We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, increasing penetration with existing customers by adding new products, developing our Harmony Bay brand and increasing the number of our wholesale green coffee customers. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality and personalized service to our customers. We do not intend to compete on price alone, nor do we intend to expand sales at the expense of profitability.

Selectively Pursue Strategic Acquisitions and Alliances. We have expanded our operations by acquiring coffee companies, entering into strategic alliances and acquiring or licensing brands, which complement our business objectives. We intend to continue to seek such opportunities.

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

Wholesale Green Coffee. The specialty coffee market remains the fastest growing area of our industry. The number of gourmet coffee houses have been increasing in all areas of the United States. The growth in specialty coffee sales has created a marketplace for higher quality and differentiated products, which can be priced at a premium in the marketplace. As a large roaster-dealer of green coffee, we are favorably positioned to increase our specialty coffee sales. We sell green coffee beans to small roasters and coffee shop operators located throughout the United States and carry over approximately 90 different varieties. Specialty green coffee beans are sold unroasted, direct from warehouses to small roasters and gourmet coffee shop operators, which then roast the beans themselves. We sell from as little as one bag (132 pounds) to a full truckload (44,000 pounds) of specialty green coffee beans, depending on the size and need of the customer. We believe that we can increase sales of wholesale green coffee without an increase in infrastructure and without venturing into the highly competitive retail specialty coffee environment. We believe that by utilizing our current strategy we can be as profitable as, or more profitable than, our competitors in this segment by selling “one bag at a time” rather than “one cup at a time.”

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

Premier Roasters, a line of high-quality Arabica coffees packed in composite cans and poly bags and single serve;

Harmony Bay, an upscale line of flavored beans in 11oz and 40oz bags, along with single serve offerings in a multitude of unique flavor profiles; and

Café Femenino Coffee, coffee beans produced from around the world from 100% women-owned coffee cooperative.

Other Products

We also offer several niche products, including:

●	tea; and

●	table-top coffee roasters and grinders.

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.9270 to $3.4835. The price for coffee beans on the commodities market as of October 31, 2024, and 2023 was $2.46 and $1.673 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our North Andover plant that is operated by our Comfort Foods division is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

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

Trademarks and Tradename

We hold trademarks, registered with the United States Patent and Trademark Office, for all eight of our proprietary coffee brands and an exclusive license for S&W brands for sale in the United States. Trademark registrations are subject to periodic renewal and we anticipate maintaining our registrations. We believe that our brands are recognizable in the marketplace and that brand recognition is important to the success of our branded coffee business.

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

We evaluate opportunities for growth consistent with our business objectives. In addition, we have established relationships with independent sales brokers to market our products across the United States, in areas of the country where we have not had a high penetration of sales, and in Canada. We utilize our in-house sales personnel to market our private label brands. We intend to capture additional market share in our existing distribution channels by selectively adding or introducing new brand names and products across multiple price points, including niche specialty blends, private label “value” blends and tea and our own brands, filter packages and peripheral products.

Charitable Activities

We are also a supporter of several coffee-oriented charitable organizations and during fiscal years 2024 and 2023, we donated approximately $55,000 and $24,000, respectively, to charities.

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

Branded Competition. Our proprietary brand coffees compete with many other brands that are sold in supermarkets and specialty stores, primarily in the Northeastern United States. The branded coffee market in both the Northeast and elsewhere is dominated by two large companies: Kraft Foods, Inc. (owner of the Maxwell House brand), and J.M. Smucker Co. (owner of the Folgers and Café Bustelo brands). Our large competitors have greater access to capital and a greater ability to conduct marketing and promotions. We believe that, while our competitors’ brands may be more nationally recognizable, our Café Caribe and Café Supremo brands are competitive in the fast-growing Latin demographic, our Harmony Bay has a strong regional presence in the northeast and our S&W brand has been a recognizable brand on the west coast for over 80 years.

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

Employees

We have 92 full-time employees. None of our employees are represented by unions or collective bargaining agreements. Our management believes that we maintain good working relationships with our employees. To supplement our internal sales staff, we sometimes engage independent national and regional sales brokers as independent contractors who work on a commission basis.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this Annual Report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

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

Our business strategy emphasizes, among other things, the geographic expansion of our branded and private label products as opportunities arise. We may not be able to implement successfully this portion of our business strategy. Our ability to implement this portion of our business strategy is dependent on our ability to:

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

We have historically utilized joint ventures and acquisitions to grow our business and we intend to continue to seek opportunities for new joint ventures and acquisitions that will be complimentary to our business. While we believe that our joint ventures will be successful, losses in our joint ventures or any future joint ventures would hurt our profitability. In addition, we generally will not be in a position to exercise sole decision-making authority regarding our joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of the required capital contributions. Joint venture partners may also have business interests, strategies or goals that are inconsistent with our business interests, strategies or goals and may be, in cases where we have a minority interest, in a position to take actions contrary to our policies, strategies or objectives. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that could increase our expenses and could prevent our officers and/or directors from focusing their time and effort exclusively on our business strategies. In addition, we may, in certain circumstances, be liable for the actions of our third-party joint venture partners.

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

We had one customer that accounted for greater than 10% of our net sales during our 2024 fiscal year. We generally do not enter long-term contracts with most of our customers. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

From time to time, we utilize borrowings under our credit facility in connection with operations. All amounts under this line of credit will become due on June 30, 2025. There is no assurance that it will be renewed. Outstanding debt could have significant negative consequences to the holders of our securities, including the following:

●	a portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

●	having increased vulnerability to adverse general economic and coffee industry conditions;

●	we may be vulnerable to higher interest rates because interest expense on borrowings under our revolving line of credit is based on variable rates; and

●	we may be subject to covenants that could restrict our operations.

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

There can be no assurance that we will be able to extend our line of credit or complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not successful to extend our line of credit or to raise additional cash, we may be forced to suspend or curtail planned programs or cease operations altogether.

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

We are dependent on the continued operations of our Colorado and Massachusetts coffee roasting and distribution facilities. Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained. As a result, our revenues and earnings could be materially adversely affected.

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

We do not control the operations of our suppliers or customers, and we cannot guarantee that our suppliers or customers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Additionally, it is possible that we may not be able to identify noncompliance by our suppliers or customers notwithstanding any precautionary measures we implement. Violation of applicable laws and regulations by our suppliers or customers, or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers and customers to adhere to the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

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

We may experience supply delays and shortages due to a variety of macroeconomic factors, including disruptions on the global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost.

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

Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 23.1% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

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

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. Over the past fiscal year, our common stock has traded as low as $0.68 and as high as $3.88 per share. We cannot predict the price at which our common stock will trade in the future, and the price of our common stock may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

Provisions in our articles of incorporation, bylaws and of Nevada law have anti-takeover effects that could prevent a change in control that could be beneficial to our stockholders, which could depress the market price of shares of our common stock.

Our articles of incorporation, bylaws and Nevada corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then-current market price for shares of our common stock. These provisions:

●	provide that directors may only be removed upon a vote of at least eighty percent of the shares outstanding;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

●	limit the right of our stockholders to call a special meeting of stockholders;

●	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior stockholder approval;

●	require amendments to our articles of incorporation to be approved by the holders of at least eighty percent of our outstanding shares of common stock;

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; and

●	provide a prohibition on stockholder action by written consent, thereby only permitting stockholder action to be taken at an annual or special meeting of our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service provider. We rely on the cybersecurity protections of our third-party service provider. Our third-party service provider utilizes two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We believe that we have not experienced any cybersecurity incidents in the fiscal year ended October 31, 2024.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2.	PROPERTIES

We are headquartered at 3475 Victory Boulevard, Staten Island, New York, where we lease office and warehouse space. We pay annual rent ranging from $118,381 to $133,237 under the terms of the lease, which expires on April 30, 2029.

We lease production, warehouse and office space in North Andover, MA. We pay an annual rent of $168,288 under the terms of a lease, which expires in May 2028.

We lease production, warehouse and office space in Burlington, Washington. We pay an annual rent of $45,000 under the terms of a lease, which expires in December 2026.

We own a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado used for office and warehouse space.

In connection with the acquisition of Empire Coffee on November 6, 2024, we entered into a lease located at 21 Grace Church Street, Port Chester, New York. We pay an annual rent of approximately $600,000 under the terms of the lease which expires November 2028.

We also use a variety of independent, bonded commercial warehouses to store our green coffee beans. The Company pays for these warehouses based on the specific square footage used and can adjust depending on storage needs. Our management believes that our facilities are adequate for our current operations and for our contemplated operations in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

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

As of January 22, 2025, we had 170 holders of record.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in the fiscal year ended October 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11. Executive Compensation” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. On November 11, 2024, we acquired substantially all of the assets of Empire Coffee, a NY based long-running private-label roaster.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the Consolidated Financial Statements in this Annual Report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

Recent Events

See description of recent events of the Company in Item 1 – “Recent Developments”.

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

We have intangible assets consisting of our customer lists and relationships and trademarks acquired from Comfort Foods, OPTCO and SONO. At October 31, 2024 our balance sheet reflected intangible assets as set forth below:

October 31, 2024
Customer list and relationships, net	$154,250
Trademarks and tradenames	327,000

$481,250

The trademarks which are deemed to have indefinite lives are subject to annual impairment tests. We assess the potential impairment of indefinite lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer list and relationships is being amortized over a twenty-year period and a recoverability test is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

RESULTS OF OPERATIONS

Year Ended October 31, 2024 (Fiscal Year 2024) Compared to the Year Ended October 31, 2023 (Fiscal Year 2023)

Net Sales. Net sales totaled $78,562,298 for the fiscal year ended October 31, 2024, an increase of $10,388,894, or 15%, from $68,173,404 for the fiscal year ended October 31, 2023. The increase in net sales was due to an increase of sales to our legacy customers along with incremental sales to several significant new customers during the second half of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2024 was $62,520,529, or 80% of net sales, as compared to $57,214,382, or 84% of net sales, for the fiscal year ended October 31, 2023. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the fiscal year ended October 31, 2024, the net result of our hedging activities resulted in a gain of approximately $1.6 million, and for the fiscal year ended October 31, 2023, the net result of our hedging activities resulted in a loss of approximately $189,000. The increase in the cost of sales was due to higher sales volume, salaries and packaging materials offset by the hedging activities discussed above.

Gross Profit. Gross profit for the fiscal year ended October 31, 2024 was $16,041,769 an increase of $5,082,747 from $10,959,022 for the fiscal year ended October 31, 2023. Gross profit as a percentage of net sales increased to 20% for the fiscal year ended October 31, 2024, from 16% for the fiscal year ended October 31, 2023. The increase in gross profit percentage was attributable to higher sales volume during the current year.

Operating Expenses. Total operating expenses increased by $787,494 to $13,078,211 for the fiscal year ended October 31, 2024, from $12,290,717 for the fiscal year ended October 31, 2023. Selling and administrative expenses increased from $11,680,782 for the year ended October 31, 2023, to $12,457,268 for the fiscal year ended October 31, 2024. Officers’ salaries increased from $609,935 for the fiscal year ended October 31, 2023 to $620,943 for the fiscal year ended October 31, 2024. Operating expenses increased primarily due to an increase in freight charges relating to our increase in sales.

Other Income (Expense). Other income for the fiscal year ended October 31, 2024 was $104,341, a decrease of $123,558 from other income of $227,899 for the fiscal year ended October 31, 2023. The decrease in other income of $123,558 was attributable to other income in the prior year of $634,181 due to an insurance claim and a $650,000 gain from the sale of an investment offset by a decrease of $322,961 of interest expense, decrease from a loss from equity method investments of $511,878, and an increase from the gain from an extinguishment of a lease of $210,567 in the current year.

Income Before Provision For Income Taxes. We had an income of $3,135,145 before income taxes for the fiscal year ended October 31, 2024 compared to a loss of $1,103,796 for the fiscal year ended October 31, 2023, resulting in a net change of $4,238,941 for the year ended October 31, 2024.

Income Taxes. Our expense for income taxes for the fiscal year ended October 31, 2024 totaled $849,885, compared to a benefit of $268,220 for the fiscal year ended October 31, 2023. The change was attributable to the difference in the income for the fiscal year ended October 31, 2024 versus the fiscal year ended October 31, 2023.

Net Income (Loss). We had net income of $2.2 million, or $0.39 of per share basic and diluted, for the fiscal year ended October 31, 2024 compared to a net loss of ($835,576), or ($0.15) per share basic and diluted, for the fiscal year ended October 31, 2023. The decrease in net loss was due to our results of operations as described above.

Liquidity and Capital Resources

As of October 31, 2024, we had working capital of $21,526,983, which represented a $2,926,721 increase from our working capital of $18,600,262 as of October 31, 2023. Our working capital increase was primarily due to the outstanding balance on our line of credit of $0 as of October 31, 2024, compared to $9,620,000 as of October 31, 2023.

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

On June 27, 2024, we reached an agreement for a new loan modification agreement with Webster which (i) provided for a new loan maturity date of June 29, 2025, (ii) provided that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provided that the maximum facility amount shall be $10,000,000 and (iv) to adjusted certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement.

For the fiscal year ended October 31, 2024, our operating activities provided net cash of $5,431,211 as compared to the fiscal year ended October 31, 2023 when operating activities used net cash of $652,083. The increased cash flow from operations for the fiscal year ended October 31, 2024 was primarily due to our increased net income.

For the fiscal year ended October 31, 2024, our investing activities provided net cash of $2,843,069 as compared to the fiscal year ended October 31, 2023 when net cash used by investing activities was $857,760. The increase in our uses of cash in investing activities was due to our proceeds from the sale of our investment during the fiscal year ended October 31, 2024.

For the fiscal year ended October 31, 2024 our financing activities had net cash used of $9,627,234 compared to net cash provided by financing activities of $423,781 for the fiscal year ended October 31, 2023. The change in cash flow from financing activities for the fiscal year ended October 31, 2024 was primarily due to our pay down of our line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2025 with cash provided by operating activities and the use of our credit facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-22 following the Exhibit Index of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended October 31, 2024 in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2024 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

We determined that our controls were inadequate to prevent and detect misstatements of quantities of inventory at one of our subsidiaries. Accordingly, management has determined that this control deficiency constituted a material weakness.

We determined that there were inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information or implement an appropriate level of segregation of duties. Accordingly, management has determined that this control deficiency constituted a material weakness.

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

We concluded, after discussion with management, that our financial statements inaccurately accounted for certain intercompany eliminations in our consolidated statements of operations for the fiscal year ended October 31, 2020. As a result, we determined that there was an overstatement of net sales and cost of sales in the consolidated statement of operations of approximately $8.3 million in our financial statements during the fiscal year ended October 31, 2020, which required a restatement of the previously issued financial statements for the fiscal year ended October 31, 2020. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the statement of operations. Accordingly, management has determined that this control deficiency constituted a material weakness.

We concluded that we lacked adequate controls with respect to recording year end accruals for vendor liabilities and properly calculating required loan covenants. Accordingly, management has determined that this control deficiency constituted a material weakness.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods.

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

Changes in Control Over Financial Reporting. Based on the evaluation of our management and except as described above, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors and Management

Name	Age(1)	Term Expires	Position(s) Held With Coffee Holding	Director Since
Andrew Gordon	63	2027	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997
Daniel Dwyer	68	2027	Director	1998
Barry Knepper	74	2027	Director	2005
Gerard DeCapua	63	2025	Director	1997
George F. Thomas	76	2025	Director	2016
David Gordon	59	2026	Executive Vice President — Operations, Secretary and Director	1995
John Rotelli	66	2026	Director	2005

(1) As of January 22, 2025

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his present position for at least the last five years.

Andrew Gordon has been the Chief Executive Officer, President, Treasurer and a director of Coffee Holding since 1997 and its Chief Financial Officer since November 2004. He is responsible for managing Coffee Holding’s overall business and has worked for Coffee Holding for over 37 years, previously as a Vice President from 1993 to 1997. Mr. Gordon has worked in all capacities of Coffee Holding’s business and serves as the direct contact with its major private label accounts. Mr. Gordon received his Bachelor of Business Administration degree from Emory University. He is the brother of David Gordon. Through his experience as President and Chief Executive Officer of the Company, as well as his over 35 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive experience with, and institutional knowledge of, Coffee Holding and the industry is an integral contribution to Coffee Holding’s current successes and its ability to grow and flourish in the industry.

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

Barry Knepper has served as a director of Coffee Holding since 2005. From July 2004 to the present, Mr. Knepper has been the President and Chief Executive Officer of Royalty Recovery Group, Inc., management consultant and auditors. Mr. Knepper was the Chief Financial Officer for TruFoods Corporation, a growth oriented franchise management company from April 2001 through June 2004. From January 2000 through March 2001, he was the Chief Financial Officer of Offline Entertainment, an early stage television and motion picture production company. From 1982 through 1999, he served as the Chief Financial Officer of Unitel Video, Inc., a formerly publicly-traded nationwide high tech service company in the television, film and new media fields. We believe that Mr. Knepper’s diversified financial, accounting and business expertise provide him with the qualifications and skills to serve as a director.

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

John Rotelli has served as a director of Coffee Holding since 2005. Mr. Rotelli has over 40 years of experience in the green coffee industry business consisting of procurement from growing countries, every aspect of traffic and warehousing, quality analysis, and knowledge of both suppliers and competitors. Mr. Rotelli is currently the Vice President of L.J. Cooper Company, one of the largest green coffee brokers and agents in North America. He also formerly served as a director of the Green Coffee Association. Mr. Rotelli’s industry and business experience provides the Board with valuable expertise within the coffee industry as well as beneficial relationships that can help form new beneficial relationships for Coffee Holding.

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

The Board held one meeting during the fiscal year ended October 31, 2024. Except as set forth below, each director serving during the fiscal year ended October 31, 2024 attended at least 75 percent of the meetings of the Board, plus meetings of committees on which each such director served during the fiscal year ended October 31, 2024. Barry Knepper did not attend at least 75 percent of the meetings of the Board during the fiscal year ended October 31, 2024.

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

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards. Gerard DeCapua, Barry Knepper and George F. Thomas serve as members of the Audit Committee with Barry Knepper serving as its chairman. The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations. The Audit Committee held four meetings during the fiscal year ended October 31, 2024, and acted by written consent on two occasions.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole. The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards. Barry Knepper, John Rotelli and George F. Thomas serve as members of the Compensation Committee, with John Rotelli serving as its chairman. The Compensation Committee held one meeting during the fiscal year ended October 31, 2024, and acted by written consent once.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our Bylaws and applies the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards. Gerard DeCapua, John Rotelli and George F. Thomas serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations – Corporate Governance.” The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended October 31, 2024, and acted by written consent once.

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

Directors are expected to prepare themselves for and attend all Board meetings, the Annual Meeting of Stockholders and the meetings of the committees on which they serve, with the understanding that, on occasion, a director may be unable to attend a meeting. All of our directors who served as directors during the 2024 fiscal year attended the 2024 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the fiscal years ended October 31, 2024 and 2023 of the individuals who served as President, Chief Executive Officer, Chief Financial Officer and Treasurer (Andrew Gordon) and Executive Vice President — Operations and Secretary (David Gordon). We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Andrew Gordon,	2024	288,000	20,000	0	0	0	36,432	344,432
President, Chief Executive Officer, Chief Financial Officer and Treasurer	2023	304,535	20,000	0	0	0	55,111	379,646

David Gordon, Executive Vice President –	2024	268,000	15,000	0	0	0	69,684	352,684
Operations and Secretary	2023	270,400	0	0	0	0	73,138	358,538

(1)	The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2)	The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figures shown for Andrew Gordon include $10,996 and $10,279 in employer contributions to the 401(k) plan for 2024 and 2023, respectively; life insurance premiums of $0 and $0 for 2024 and 2023, respectively, business car expenses of $0 and $22,227 for 2024 and 2023, respectively, and health insurance premiums of $25,436 and $22,605 for 2024 and 2023, respectively. The figures shown for David Gordon include $9,554 and $14,256 for business car expenses in 2024 and 2023, respectively; $7,951 and $8,680 in employer contributions to the 401(k) plan for 2024 and 2023, respectively, life insurance premiums of $0 and $3,000 for 2024 and 2023, respectively, and health insurance premiums of $52,179 and $47,202 for 2024 and 2023, respectively.

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

Compensation Components

Our compensation program for Named Executive Officers consists generally of base salary, annual bonuses and equity-based incentive compensation. These elements are intended to provide an overall compensation package that is commensurate with our financial resources, that is appropriate to assure the retention of experienced management personnel, and that aligns their financial interests with those of our stockholders. We pay our Named Executive Officers commensurate with their experience and responsibilities.

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

As the 2013 Equity Compensation Plan does not allow for grants to be made after the 10th anniversary of the plan, no new grants have been permitted since February 2023 and, therefore, during the years ended October 31, 2024, and October 31, 2023 we did not grant any stock option awards to the Named Executive Officers.

Implementation for Fiscal Year 2024

For the 2024 fiscal year, Andrew Gordon received a base salary of $288,000 and an annual bonus of $20,000. David Gordon received a base salary of $268,000 and an annual bonus of $15,000.

Compensation Decision-Making Policies and Procedures

Decision-Making and Policy-Making. As a Nasdaq listed company, we must observe governance standards that require executive officer compensation decisions to be made by the independent director members of our Board or by a committee of independent directors. Consistent with these requirements, our Board has established a Compensation Committee which is comprised entirely of independent directors.

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

Employment Agreements

We have entered into employment agreements with Andrew Gordon to secure his continued service as President, Chief Executive Officer, Chief Financial Officer and Treasurer (the “Andrew Gordon Employment Agreement”) and with David Gordon to secure his continued service as Executive Vice President — Operations and Secretary (the “David Gordon Employment Agreement”, and together with the Andrew Gordon Employment Agreement, the “Employment Agreements”). These Employment Agreements have rolling five-year terms that each began on May 6, 2005. The term of the Employment Agreements may be converted to a fixed five-year term by the decision of our Board or the applicable executive. The Employment Agreements provide for minimum annual salaries, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans for the executive. The Employment Agreements also guarantee customary corporate indemnification and errors and omissions insurance coverage for the executives throughout the employment term and thereafter for so long as the executives are subject to liability for such service as an executive, to the extent permissible by the Nevada Revised Statutes.

The terms of the Employment Agreements provide that each executive will be entitled to severance benefits if his employment is terminated without “cause” or if he resigns for “good reason” or following a “change in control” (as such terms will be defined in the Employment Agreements) equal to the value of the cash compensation and fringe benefits that he would have received if he had continued working for the remaining unexpired term of the agreement. The Employment Agreements also provide the executives with uninsured disability benefits. During the term of the Employment Agreements and, in case of discharge of such executive with “cause” or resignation by such executive without “good reason,” for a period of one year thereafter, the executives are subject to (1) restrictions on competition with us; and (2) restrictions on the solicitation of our customers and employees. For all periods during and after the term of the employment agreements, the executives are subject to nondisclosure and restrictions relating to our confidential information and trade secrets.

The Employment Agreements provide that in the event an executive’s employment is terminated in connection with a change in control under circumstances entitling him to severance benefits, and it is determined that the executive would be subject to a 20% excise tax imposed by Section 4999 of the Code which applies to certain “excess parachute payments” (the “Excise Tax”), we will pay the executive a “Tax Indemnity Payment” such that the net amount received by the executive after payment of such Excise Tax, and any federal, Medicare and state and local income taxes and Excise Tax upon the Tax Indemnity Payment, will be equal to the payments the executive would have retained had there been no Excise Tax. The effect of this provision is that we, and not the executives, bear the financial cost of the Excise Tax. In accordance with Section 280G of the Code, we cannot claim a federal income tax deduction for payments subject to the Excise Tax, including the Tax Indemnity Payment.

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

The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The amounts were $121,386 and $120,523 as of October 31, 2024, and October 31, 2023, respectively, and are included in Deposits and other amounts in the accompanying balance sheets.

Other Compensation and Benefits

Retirement Savings, Health, and Welfare Benefits

The Company has a 401(k) Retirement Plan, which covers all the full-time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of our Named Executive Officers as of October 31, 2024.

	Number of Securities Underlying Unexercised Options			Option exercise	Option expiration
Name	Exercisable		Unexercisable	price ($)	date
Andrew Gordon	349,000	(1)	0	$5.43	4/18/2029
David Gordon	281,000	(1)	0	$5.43	4/18/2029

(1)	Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to its 2013 Equity Compensation Plan.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under our existing equity compensation plans as of October 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	(Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	921,000	$5.43	0
Equity compensation plans not approved by stockholders	—	$—	—

Total	921,000	$5.43	0

*During the year ended October 31, 2024, employees forfeited 79,000 stock options.

DIRECTOR COMPENSATION

Non-employee directors receive $800 per Board meeting and committee meeting attended in person and $400 per each Board meeting and committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at Board and committee meetings.

Total directors’ meeting and committee fees for the fiscal year ended October 31, 2024, were $13,600. We do not compensate our employee directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Amended and Restated Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2024 fiscal year.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Options(2)	All Other Compensation ($)	Total ($)
Gerard DeCapua	$3,600	$0	$0	$3,600
Daniel Dwyer	$1,600	$0	$0	$1,600
Barry Knepper	$3,600	$0	$0	$3,600
John Rotelli	$1,600	$0	$0	$1,600
George F. Thomas	$3,200	$0	$0	$3,200

(1)	Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)	The total number of shares of common stock covered by stock options held by each non-employee director at October 31, 2024 were as follows:

No. of Shares
Gerard DeCapua	100
Daniel Dwyer	5,900
Barry Knepper	22,172
John Rotelli	6,548
George F. Thomas	4,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of Coffee Holding’s common stock, par value $0.001 per share, beneficially owned by (i) each person known to be the owner of 5% or more of our common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all directors and executive officers of Coffee Holding as a group, as of January 22, 2025. The percent of common stock outstanding was based on a total of 5,708,599 shares of Coffee Holding’s common stock outstanding as of January 22, 2025. Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his name. The address for each person shown in the table is c/o Coffee Holding Co., Inc., 3475 Victory Boulevard, Staten Island, New York 10314, unless otherwise indicated.

Name	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding (%)(1)
Directors and Executive Officers
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	661,750	(2)	11.6%
David Gordon	Executive Vice President — Operations, Secretary and Director	655,037	(3)	11.5%
Gerard DeCapua	Director	14,100	(4)	*
Daniel Dwyer	Director	19,900	(5)	*
Barry Knepper	Director	36,172	(6)	*
John Rotelli	Director	20,548	(7)	*
George F. Thomas	Director	8,600	(8)	*
All directors and executive officers as a group (7 persons)		1,391,107		24.4%
5% or More Holders
Renaissance Technologies LLC		315,964	(9)	5.5%

*	Less than 1%

(1)	Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Shares of common stock subject to stock options that are exercisable currently or within 60 days of the January 22, 2025, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.
(2)	Includes 39,000 shares owned by Mr. A. Gordon directly, a stock option to purchase 349,000 shares held directly by Mr. A Gordon, and 273,750 shares owned indirectly by Mr. A. Gordon through A. Gordon Family Ventures LLC.
(3)	Includes 374,037 shares of common stock owned by Mr. D. Gordon directly, and a stock option to purchase 281,000 shares of common stock owned directly by Mr. D. Gordon.
(4)	Includes 100 shares of common stock and an option to purchase 14,000 shares owned directly by Mr. DeCapua.
(5)	Includes 5,900 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Dwyer.
(6)	Includes 22,172 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Knepper.
(7)	Includes 6,548 shares of common stock and an option to purchase 14,000 shares of common stock owned directly by Mr. Rotelli.
(8)	Includes 5,000 shares of common stock owned by Mr. Thomas directly, an option to purchase 3,000 shares of common stock owned by Mr. Thomas directly, and 600 shares owned by Mr. Thomas’ wife.
(9)	Includes shares of common stock beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RTHC’s majority ownership of Renaissance Technologies LLC (“RTC”). The principal business address of both RTHC and RTC is 800 Third Avenue, New York, New York 10022. All information regarding RTHC is based on information disclosed in a statement on Schedule 13G/A filed with the SEC on February 13, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since November 1, 2022 and all currently proposed transactions, to which JVA has been a participant, in which:

●	The amounts exceeded or will exceed the lesser of $120,000 or one percent of the average of JVA’s total assets at year-end for the last two completed fiscal years; and
●	Any of the directors, executive officer or holders of more than 5% of our common capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

JVA has engaged its 40% partner in Generations Coffee Company, LLC (“GCC”), with which JVA has a joint venture, as an outside contractor. JVA is the 60% equity owner of the joint venture and Caruso’s Coffee Company (“Caruso’s”) owns the other 40% equity interest. Payments to Caruso’s during the years ended October 31, 2024 and October 31, 2023 amounted to $0, and $56,851, respectively, for the processing of finished goods. As of the fiscal period ended January 31, 2022, the parties to the joint venture have agreed not to continue with this joint venture.

Director Independence

See Part III, Item 10. “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal years 2024 and 2023

The following table summarizes the fees for professional services rendered by Marcum, our independent registered public accounting firm, for the fiscal years ended October 31, 2024 and 2023:

	Fiscal Year
	2024	2023
Audit Fees (1)	$265,000	$150,000
Tax Fees	40,000	-
All Other Fees	$50,000	-
Total	$355,000	$150,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Annual Report

(1)	Financial Statements

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997 (File No. 333-00588-NY)).

2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004 (File No. 333-00588-NY)).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A the “2005 Registration Statement” filed on May 2, 2005 (File No. 001-32491)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 20, 2023).

4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004 (Registration No. 333-116838)).

4.2	Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).

10.1	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004 (File No. 333-00588-NY)) as amended by that First Amendment to Trademark License Agreement, dated January 4, 2013.

10.2	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 are omitted based upon approval of the Company’s request for confidential treatment through January 28, 2023. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013 (File No. 001-32491)).

10.3	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.4	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008 (File No. 001-32491)).

10.5	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005 (File No. 001-32491)).

10.6	Placement Agency Agreement, dated as of September 27, 2011, by and among Coffee Holding Co., Inc., the selling stockholders named therein, Roth Capital Partners, LLC and Maxim Group, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.7	Subscription Agreement, dated as of September 27, 2011, by and among Coffee Holding Co., Inc., the selling stockholders named therein and each of the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 001-32491)).

10.8	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013 (File No. 13653320)).

10.9	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.10	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco, LLC and Comfort Foods, Inc in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.11	Lease, dated December 6, 2000, by and between Comfort Foods, Inc. and One Clark Street North Andover LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.12	Second Amendment to Lease, dated March 23, 2017, by and between Coffee Holding Co., Inc. and 25 COMM NAM, LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed January 29, 2018).

10.13	Loan Modification Agreement and Waiver, dated March 23, 2018, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).

10.14	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2019).

10.15	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2019).

10.16	Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).

10.17	Lease, dated September 22, 2021, by and among Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC (incorporated herein by reference to Exhibit 10.26 (listed as Exhibit 10.6) to the Company’s Annual Report on Form 10-K filed on January 31, 2022).

10.18	Loan Modification Agreement, dated June 28, 2022, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).

10.19	Loan Modification Agreement, dated March 15, 2023, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).

10.20	Loan Modification Agreement, dated June 27, 2024, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2024).

10.21	Lease, dated November 7, 2024, by and between Coffee Holding Co., Inc. and 21 Grace Church Street Realty LLC.*

10.22	Commencement Date Agreement, dated November 7, 2024, by and between Coffee Holding Co., Inc. and 21 Grace Church Street Realty LLC.*

10.23	Secured Creditor Sale Agreement, dated November 6, 2024, by and between Second Empire, LLC and Bridge Business Credit, LLC.*

21.1	List of Significant Subsidiaries.*

23.1	Consent of Marcum LLP.*

31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Coffee Holding Co., Inc. Compensation Recovery Plan (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2025.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 31, 2025
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 31, 2025
David Gordon

/s/ Gerard DeCapua	Director	January 31, 2025
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 31, 2025
Daniel Dwyer

/s/ Barry Knepper	Director	January 31, 2025
Barry Knepper

/s/ John Rotelli	Director	January 31, 2025
John Rotelli

/s/ George Thomas	Director	January 31, 2025
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coffee Holding Co, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

January 31, 2025

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2024 AND 2023

	2024	2023

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,381,023	$2,733,977
Accounts receivable, net of allowances for credit losses of $144,000 for 2024 and 2023	9,367,338	7,983,032
Receivable from sale of investment	-	3,150,000
Inventories	15,705,984	18,986,539
Due from broker	1,466,059	345,760
Prepaid expenses and other current assets	167,207	413,752
Prepaid and refundable income taxes	285,439	365,876
TOTAL CURRENT ASSETS	28,373,050	33,978,936

Building, machinery and equipment, net	3,221,865	3,494,450
Customer list and relationships, net of accumulated amortization of $285,750 and $255,250 for 2024 and 2023, respectively	154,250	184,750
Trademarks and tradenames	327,000	327,000
Equity method investments	39,651	39,676
Right of use asset	1,166,537	2,696,159
Deferred income tax assets – net	592,398	1,341,407
Deposits and other assets	135,937	129,523
TOTAL ASSETS	$34,010,688	$42,191,901

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,743,899	$5,206,442
Line of credit	-	9,620,000
Due to broker	794,804	292,407
Note payable – current portion	-	4,200
Lease liability – current portion	307,364	255,625
TOTAL CURRENT LIABILITIES	6,846,067	15,378,674

Lease liabilities – long term	865,668	2,974,579
Note payable – long term	-	3,034
Deferred compensation payable	121,386	120,523
TOTAL LIABILITIES	7,833,121	18,476,810
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2024 and 2023; 5,708,599 shares outstanding for 2024 and 2023	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	11,709,875	9,491,861
Less: Treasury stock, 925,331 common shares, at cost for 2024 and 2023	(4,633,560)	(4,633,560)
Total Coffee Holding Co., Inc. stockholders’ equity	26,177,567	23,959,553
Non-controlling interest	-	(244,462)
TOTAL EQUITY	26,177,567	23,715,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,010,688	$42,191,901

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2024 AND 2023

	2024	2023
NET SALES	$78,562,298	$68,173,404

COST OF SALES	62,520,529	57,214,382

GROSS PROFIT	16,041,769	10,959,022

OPERATING EXPENSES:
Selling and administrative	12,457,268	11,680,782
Officers’ salaries	620,943	609,935
TOTAL	13,078,211	12,290,717

INCOME (LOSS) FROM OPERATIONS	2,963,558	(1,331,695)

OTHER INCOME (EXPENSE):
Interest income	34,430	18,947
Loss from equity method investment	-	(511,878)
Gain on sale of investment	-	650,000
Gain on extinguishment of lease	210,567	-
Other income	99,734	634,181
Interest expense	(240,390)	(563,351)
TOTAL	104,341	227,899

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	3,067,899	(1,103,796)

Income Provision (benefit)	849,885	(268,220)

NET INCOME (LOSS) BEFORE ADJUSTMENT	2,218,014	(835,576)

NET INCOME (LOSS)	$2,218,014	$(835,576)

Basic and diluted income (loss) per share	$0.39	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2024 AND 2023

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, November 1, 2022	5,708,599	$6,634	925,331	$(4,633,560)	$18,688,797	$14,471,222	$837,226	$29,370,319

Net loss						(835,576)		(835,576)

Balance, October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Write-off of investments in Generations							244,462	244,462

Net income						2,218,014		2,218,014

Balance, October 31, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$11,709,875	$-	$26,177,567

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2024 AND 2023

	2024	2023
OPERATING ACTIVITIES:

Net income (loss)	$2,218,014	$(835,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	610,016	593,600
Unrealized gain on commodities – net	(617,902)	(758,024)
Loss on equity method investments	25	314,768
Gain on sale of investment	-	(650,000)
Gain on extinguishment of lease liability	(210,567)	-
Amortization of right of use asset	315,414	322,030
Write off in investment of Generations	(99,734)	-
Deferred income taxes	749,009	(268,220)

Changes in operating assets and liabilities:
Accounts receivable	(1,384,306)	(166,559)
Inventories	3,280,555	265,675
Prepaid expenses and other current assets	246,545	18,374
Prepaid and refundable income taxes	80,437	500,279
Deposits and other assets	(6,414)	197,110
Accounts payable and accrued expenses	538,321	1,391,578
Change in lease liability	(288,202)	(272,952)
Net cash provided by operating activities	5,431,211	652,083

INVESTING ACTIVITIES:
Purchases of building, machinery and equipment	(306,931)	(857,760)
Proceeds from sale of investment	3,150,000	-
Net cash provided by (used in) investing activities	2,843,069	(857,760)

FINANCING ACTIVITIES:
Advances under bank line of credit	-	3,034,783
Cash overdraft	-	(876,148)
Principal payment on note payable	(7,234)	(6,071)
Principal payments under bank line of credit	(9,620,000)	(1,728,783)
Net cash (used in) provided by financing activities	(9,627,234)	423,781

NET INCREASE (DECREASE) IN CASH	(1,352,954)	218,104

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,733,977	2,515,873

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,381,023	$2,733,977

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2024, AND 2023

	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Cash paid for income taxes	$112,294	$-
Interest paid	$286,754	$538,363

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right of use asset	$633,824	$146,416
Initial recognition of operating lease liabilities	$632,490	$146,416
Sale of investment	$-	$3,150,000

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

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

Going Concern and Liquidity

The Company’s line of credit will become due June 29, 2025 (see Note 6). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. In previous periods, the Company was not in compliance with these requirements. However, a waiver of all past defaults was received on May 24, 2024. As of October 31, 2024, the Company is in compliance with those financial covenants. The Company has paid down the full balance of the line of credit as of October 31, 2024. Additionally, the Company is in a net income position for the year ended October 31, 2024 of $2.2 million, cash from operating activities of $5.4 million, and a net working capital surplus of $21.5 million. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the condensed consolidated financial statements are issued.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“SONO”), and Comfort Foods, Inc. (“CFI”). All inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and comply with SEC reporting requirements.

USE OF ESTIMATES:

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include depreciable lives for long-lived assets, and valuation of indefinitely lived intangible assets impairment testing. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists primarily of unrestricted cash on deposit and securities with an original maturity of 3 months or less at financial institutions and brokerage firms.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

ACCOUNTS RECEIVABLE:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current customer conditions, reasonable forecasts, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated credit losses through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2024	2023
Allowance for credit losses	$65,000	$65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000

Totals	$144,000	$144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2024, and 2023.

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

OCTOBER 31, 2024 AND 2023

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

The Company recorded realized and unrealized gains and losses on these contracts as follows:

	Year Ended October 31,
	2024	2023
Gross realized gains	$1,968,168	$1,034,966
Gross realized (losses)	(1,005,616)	(1,603,746)
Unrealized gains (losses)	617,902	758,024
Total	$1,580,454	$189,244

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods and Sonofresco which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2024, and 2023 was $30,500.

TRADEMARKS:

The Company has determined that its trademarks, which consist of product lines, trade names and packaging designs have indefinite useful lives. Trademarks are tested for impairment at least annually or when circumstances indicate that the carrying amount of the trademarks exceed fair value. The Company performs its annual impairment test on October 31 of each year by first performing a qualitative assessment to determine if it is more likely than not that the carrying amounts exceed the fair values. Depending on the outcome of our qualitative assessment, we may perform a quantitative assessment to determine if the carrying amounts exceed the fair values on the assessment date.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

During the years ended October 31, 2024 and 2023, the Company’s management concluded that no impairment charge was necessary during the years then ended.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company assesses the impairment of long-lived assets used in operations, primarily buildings, machinery and equipment as well as intangible assets subject to amortization, when events and circumstances indicate that the carrying value amounts of these assets might not be recoverable. For purposes of evaluating the recoverability of buildings, machinery and equipment and amortizable intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying amounts of the assets exceed the undiscounted cashflows, then the related assets will be written down to fair value, if less. During the years ended October 31, 2024 and 2023, the Company recorded no impairment charges of its amortizable intangible assets, buildings, machinery and equipment.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $32,455 and $35,369 for the years ended October 31, 2024 and 2023, respectively.

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

OCTOBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

(LOSS) EARNINGS PER SHARE:

Basic (loss) earnings per common share was computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has 921,000 options outstanding which have not been included in the calculation of diluted (loss) earnings per share because they are anti-dilutive.

The weighted average common shares outstanding used in the computation of basic and diluted (loss) earnings per share were 5,708,599 for the years ended October 31, 2024 and 2023.

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

OCTOBER 31, 2024 AND 2023

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

The following table presents revenues by product line for the years ended October 31, 2024 and 2023.

	2024	2023
Green	$31,177,003	$30,582,179
Packaged	47,385,295	37,591,225

Totals	$78,562,298	$68,173,404

Revenue for these product lines is recognized upon shipment to the customer.

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $2,700,000 and $2,539,000 for the years ended October 31, 2024 and 2023, respectively, is included in cost of sales.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2024 and 2023, the Company had approximately $780,000 and $2,092,000 in excess of FDIC insured limits, respectively.

The accounts at the brokerage firm contain cash and securities. Balances are insured up to $500,000, with a limit of $100,000 for cash, by the Securities Investor Protection Corporation (SIPC).

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

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

The Company’s equity method investments consist of the following:

(1)

20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $25 and $16,925 for the years ended October 31, 2024 and 2023, respectively. The carrying amount of this investment as presented on the consolidated balance sheet at October 31, 2024 and 2023 was $39,651 and $39,676, respectively.

INVESTMENTS - OTHER:

Investment – other represent investments made by the Company that do not qualify as equity method investments as the Company cannot exercise significant influence over the target. The Company accounts for these investments in accordance with ASC Topic 321 “Investments – Equity Securities” (“ASC 321”). In August 2021, the Company made an investment of $2,500,000 in an entity that hold investments in the plant-based protein drink manufacturing industry. The Company has determined they do not have significant influence over the investee. Pursuant to ASC 321, the Company has elected an alternate measurement to account for this investment at cost less any impairment with adjustments to fair value if there are observable price changes. This investment was sold in October 2023. The sale price was $3,150,000, which is presented as a receivable on our balance sheet as of October 31, 2023. We also reported the gain of $650,000 on our statement of operations for the year ended October 31, 2023.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d):

LEASES:

Leases are accounted for under ASC 842. The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangements are comprised of real estate and facility leases. Right of use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company estimates its incremental borrowing rate based on the information available at the measurement date in determining the present value of the lease payments. Right of use assets also exclude lease incentives.

ACCOUNTING PRONOUCEMENTS ADOPTED

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

ACCOUNTING PRONOUCEMENTS NOT YET ADOPTED:

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

NOTE 3 - INVENTORIES:

Inventories at October 31, 2024, and 2023 consisted of the following:

	2024	2023
Packed coffee	$2,025,335	$3,582,935
Green coffee	11,252,118	13,151,993
Roaster parts	469,849	537,108
Packaging supplies	1,685,682	1,714,503
Totals	$15,705,984	$18,986,539

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 4 – BUILDING, MACHINERY AND EQUIPMENT:

Building machinery and equipment at October 31, 2024, and 2023 consisted of the following:

	Estimated Useful Life	2024	2023
Improvements	15-30 years	$279,813	$233,766
Building	31 years	900,321	900,321
Machinery and equipment	7 years	8,673,925	8,587,858
Furniture and fixtures	7 years	1,359,203	1,184,387
		11,213,262	10,906,332

Less, accumulated depreciation		7,991,397	7,411,882
		$3,221,865	$3,494,450

Depreciation expense totaled $579,515 and $563,100 for the years ended October 31, 2024, and 2023, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at October 31, 2024, and 2023 consisted of the following:

	2024	2023
Accounts payable	$2,944,905	$3,681,123
Purchase accruals	2,408,749	1,051,685
Other accruals	390,245	473,634
Totals	$5,743,899	$5,206,442

NOTE 6 - LINE OF CREDIT:

On April 25, 2017 the Company and OPTCO (collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between Company, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

On March 17, 2022, the Company reached an agreement for a new loan modification agreement and credit facility which extended the maturity date to June 29, 2022. The facility was then approved for a two-year extension. All other terms of the A&R Loan Agreement and A&R Loan Facility remain the same.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 6 - LINE OF CREDIT (cont’d):

On June 28, 2022, the Company reached an agreement for a new loan modification agreement and credit facility with Webster. The terms of the new agreement, among other things: (i) provided for a new maturity date of June 30, 2024, and (ii) changed the interest rate per annum to SOFR plus 1.75% (with such an interest rate not to be lower than 3.50%). Interest rate at October 31, 2024, was 7.02%. All other terms of the A&R Loan Agreement and A&R Loan Facility remained the same. The credit facility is $14,000,000. The unused line of credit as of October 31, 2024, was $14,000,000. The collateral related to the outstanding debt is all assets of the company.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $0 and $9,620,000 as of October 31, 2024, and October 31, 2023, respectively.

NOTE 7 - INCOME TAXES:

The Company’s provision (benefit) for income taxes in 2024 and 2023 consisted of the following:

	2024	2023

Current
Federal	$82,332	$-
State and local	18,544	-
	100,876	-
Deferred
Federal	611,317	(223,120)
State and local	137,692	(45,100)
	749,009	(268,220)
Provision (benefit) for income taxes	$849,885	$(268,220)

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 7 - INCOME TAXES (cont’d):

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2024	2023
Expense (Benefit) from for tax at the federal statutory rate	$644,259	$(231,797)
Goodwill impairment	-	-
Other permanent differences	23,718	(51,500
Return to provision	29,959	51,500
Deferred Tax change in effective rate	6,838
State and local tax, net of federal	145,112	(36,423)

Expense (Benefit from) income taxes	$849,885	$(268,220)

Effective income tax rate	28%	25%

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Accounts receivable	$37,051	$34,539
Unrealized loss	-	-
Deferred rent	942	28,483
Deferred compensation	31,233	28,908
Net operating loss	503,413	1,039,047
Stock-based compensation	645,892	602,107
Inventory	93,879	105,794

Total deferred tax asset	1,312,410	1,838,878

Deferred tax liabilities:
Intangible assets acquired	95,347	70,021
Unrealized gain	132,625	-
Buildings, machinery and equipment	492,040	427,450

Total deferred tax liabilities	720,012	497,471
Net deferred tax asset	$592,398	$1,341,407

A valuation allowance was not provided at October 31, 2024 or 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

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

As of October 31, 2024 and 2023, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2024, and 2023, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Michigan, Massachusetts, Montana, New Jersey, New York, New York City, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2021. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2021. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2021.

As of October 31, 2024, and 2023, the Company had cumulative net operating loss carryforwards of approximately $1,956,523 and $3,524,744 respectively, $153,235 of which begin to expire in 2038 and $1,803,288 of the net operating loss carryforwards that do not expire. In accordance with Section 382 of the Internal Revenue code, the usage of $153,235 of the Company’s net operating loss carryforwards is subject to an annual limitation of $60,469, the remaining operating loss carryforwards of $1,803,288 have no such limitations. These net operating loss carryforwards may be further limited in the event of a change in ownership.

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company has a 401(k) Retirement Plan, which covers all the full-time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $63,095 and $80,994 for the years ended October 31, 2024, and 2023, respectively.

NOTE 9 - LEASES:

The following summarizes the Company’s operating leases:

	2024	2023
Right-of-use operating lease assets	$1,166,537	$2,696,159

Current lease liability	307,364	255,625
Non-current lease liability	865,668	2,974,579
Total lease liability	$1,173,032	$3,230,204

The amortization of the right-of-use asset for the years ended October 31, 2024 and 2023 was $315,414 and $322,030, respectively.

Weighted average remaining lease term	3.76
Weighted average discount rate	6.4%

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

NOTE 9 – LEASES (cont’d):

Maturities of lease liabilities by year for our operating leases are as follows:

2025	$371,784
2026	355,024
2027	303,562
2028	226,990
2029	66,619
Thereafter	-
Total lease payments	$1,323,979
Less: imputed interest	(150,947)
Present value of operating lease liabilities	$1,173,032

The aggregate cash payments under these leasing agreements were $288,202 and $429,027 for the years ended October 31, 2024, and 2023, respectively. Variable lease payments were $131,490 and $105,568 during the years ended October 31, 2024, and 2023, respectively. Operating lease costs were $426,200 and $475,346 for the years ended October 31, 2024, and 2023, respectively.

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

As of October 31, 2024, the Company was reasonably certain that the option to extend the Sonofresco lease would be exercised through December 2026. As a result, the Company increased its right-of-use asset and lease liability by approximately $85,000 as of October 31, 2024.

NOTE 10 - RELATED PARTY TRANSACTIONS:

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $121,386 and $120,523 as of October 31, 2024, and October 31, 2023, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at October 31, 2024 and October 31, 2023 was $121,386 and $120,523, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY:

a.	Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2024 and 2023.

b.	Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. During the year ended October 31, 2024, 79,000 stock options were forfeited. No options were granted or expired during the years ended October 31, 2024. No options were granted, forfeited or expired during the years ended October 31, 2023. As of October 31, 2024, and October 31, 2023, 921,000 and 1,000,000, were exercisable, respectively.

The Company recorded no stock-based compensation expense for the year ended October 31, 2024 and 2023, as all stock option awards were fully vested as of the beginning of the reporting period.

NOTE 12 – CONCENTRATION OF CREDIT RISK

The Company had one customer in fiscal year 2024 that individually exceeded 10% of consolidated net sales. Net sales to this one customer were approximately 12% of consolidated net sales or $9.2 million.

NOTE 13 – SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In November 2024, the Company purchased the remaining assets of Empire Coffee Company for $825,000 in a Uniform Commercial Code (“UCC”) Chapter 9 sale (“Second Empire” acquisition). The assets purchased consisted of accounts receivable, inventories and equipment. Second Empire will operate as a 100% wholly owned subsidiary of Coffee Holding.

In connection with this transaction, Coffee Holding entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee has its offices and production facility.

Operations of Second Empire will include roasting and packing for current Coffee Holding customers as well as customers of Empire Coffee.

