Form 10-Q
period 2025-01-31
COFFEE HOLDING CO INC
filed 2025-03-21
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2025

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

(718) 832-0800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	JVA	The Nasdaq Stock Market LLC

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at March 20, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,361,218	$1,381,023
Accounts receivable, net of allowances for credit losses of $144,000 for 2025 and 2024	11,892,085	9,367,338
Inventories	14,950,743	15,705,984
Due from broker	1,961,826	1,466,059
Prepaid expenses and other current assets	296,098	167,207
Prepaid and refundable income taxes	—	285,439
TOTAL CURRENT ASSETS	31,461,970	28,373,050

Building, machinery, and equipment, net	3,087,505	3,221,865
Customer list and relationships, net of accumulated amortization of $278,125 and $310,383 for 2025 and 2024, respectively	146,625	154,250
Trademarks and tradenames	327,000	327,000
Equity method investments	39,628	39,651
Right-of-use asset	3,090,156	1,166,537
Deferred income tax assets, net	472,571	592,398
Deposits and other assets	256,228	135,937
TOTAL ASSETS	$38,881,683	$34,010,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,549,537	$5,743,899
Line of credit	2,200,000	—
Due to broker	547,653	794,804
Lease liabilities - current portion	778,047	307,364
TOTAL CURRENT LIABILITIES	9,075,237	6,846,067

Note payable – long term	—	—
Lease liabilities – long term	2,339,034	865,668
Deferred compensation payable	136,589	121,386
TOTAL LIABILITIES	11,550,860	7,833,121
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for January 31, 2025 and October 31, 2024; 5,708,599 shares outstanding for January 31, 2025 and October 31, 2024	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	12,863,131	11,709,875
Less: common stock held in treasury, at cost; 925,331 shares for January 31, 2025 and October 31, 2024	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	27,330,823	26,177,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,881,683	$34,010,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

	Three months ended January 31,
	2025	2024
NET SALES	$21,305,285	$19,540,402

COST OF SALES	15,573,359	16,060,103

GROSS PROFIT	5,731,926	3,480,299

OPERATING EXPENSES
Selling and administrative	3,929,598	2,690,047
Officers’ salaries	211,297	173,341
TOTAL	4,140,895	2,863,388

INCOME FROM OPERATIONS	1,591,031	616,911

OTHER INCOME (EXPENSE)
Interest income	10	7
Interest expense	(31,670)	(117,533)
Loss from equity method investments	(23)	(6,024)
TOTAL	(31,683)	(123,550)

INCOME BEFORE EXPENSE FOR INCOME TAXES	1,559,348	493,361
Income tax expense	406,092	142,337

NET INCOME	$1,153,256	$351,024

Basic and diluted earnings per share	$0.20	$0.06

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income	—	—	—	—	—	351,024	—	351,024

Balance January 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,842,885	(244,462)	24,066,115

Balance, October 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	11,709,875	—	26,177,567

Net loss	—	—	—	—	—	1,153,256	—	1,153,256
Balance, January 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$12,863,131	$—	$27,330,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

	Three months ended January 31,
	2025	2024
OPERATING ACTIVITIES:

Net income	$1,153,256	351,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	159,891	154,468
Unrealized gain on commodities	(742,918)	182,838
Loss on equity method investments	23	6,024
Amortization of right-of-use asset	189,962	82,322
Deferred income taxes	119,827	87,351
Changes in operating assets and liabilities:
Accounts receivable	(1,993,162)	2,612,605
Inventories	1,023,657	1,974,274
Prepaid expenses and other current assets	(128,891)	(79,767)
Prepaid and refundable income taxes	285,438	54,970
Lease liabilities	(169,532)	(71,157)
Deposits and other assets	(120,291)	—
Deferred compensation payable	15,203	—
Accounts payable, accrued expenses	(194,362)	(760,103)
Net cash (used in) provided by operating activities	(401,898)	4,594,849

Cash flows from investing activities:
Purchases of machinery and equipment	(17,906)	—
Acquisition of Second Empire	(800,000)	—
Net cash used in investing activities	(817,906)	—

Cash flows from financing activities:
Advances under bank line of credit	2,500,000	14,404
Principal payments on note payable	—	(963)
Payments on bank line of credit	(300,000)	(4,934,404)
Net cash provided by (used in) financing activities	2,200,000	(4,920,963)

Net change in cash and cash equivalents	980,195	(326,114)

Cash and cash equivalents, beginning of period	1,381,023	2,733,977

Cash and cash equivalents, end of period	$2,361,218	$2,407,863
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	23,444	141,945
Income taxes paid	2,833

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use asset	2,113,581	—
Initial recognition of operating lease liabilities	2,113,581	41,962

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

Going Concern and Liquidity

The Company’s line of credit will be due June 29, 2025 (see Note 6). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of January 31, 2025, the Company is in compliance with those financial covenants. The Company has net income for the three months ended January 31, 2025 of $1,153,256 and a net working capital surplus of $22,386,733. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the condensed consolidated financial statements are issued.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Basis of Presentation and Significant Accounting Policy

The Company’s fiscal year ends on October 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as its annual consolidated financial statements for the fiscal year ended October 31, 2024. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2024 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2024 and notes thereto included in the Company’s fiscal 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 31, 2025 (the “2024 10-K”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc, and Second Empire, LLC (“Second Empire”). All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and comply with SEC reporting requirements.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended January 31, 2025.

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

The following table presents revenues by product line for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
	2025	2024
Green	$8,893,954	$7,479,202
Packaged	12,411,331	12,061,200
Totals	$21,305,285	$19,540,402

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements, however; it did result in enhanced disclosures.

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

Note 3 – Business Combination

On November 6, 2024, the Company (through its wholly-owned subsidiary, Second Empire) purchased the remaining assets of Empire Coffee Company for $800,000 in a Uniform Commercial Code (“UCC”) Chapter 9 sale (the “Second Empire Acquisition”). Operations of Second Empire will include roasting and packing for current Company’s customers as well as customers of Empire Coffee. The results of Second Empire are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company has accounted for the Second Empire Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets purchased in the Second Empire Acquisition based on assessments of their respective fair values. The provisional fair value estimates of the assets acquired are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The assets purchased consisted of equipment, accounts receivable and inventories. The Company has determined that no portion of the purchase price is allocated to intangible assets as there were no acquired intangibles that are considered identifiable under ASC 805. In addition, the Company determined that the acquired equipment had no value as it was originally purchased in the mid-1990s and has been fully depreciated for a few years. Based on a fair value assessment, all value has been attributed to tangible assets. Second Empire will operate as a 100% wholly owned subsidiary of the Company. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired at the date of acquisition:

Accounts Receivable	$531,585
Inventory	268,415
Equipment	-
Total purchase price	$800,000

The acquired business contributed revenues of $727,884 and a loss of $280,537 to the Company for the period from November 6, 2024, to January 31, 2025. There were no acquisition costs incurred.

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee Company had its offices and production facility.

Note 4 - Inventories

Inventories at January 31, 2025 and October 31, 2024 consisted of the following:

	January 31, 2025	October 31, 2024
Packed coffee	$1,989,201	$2,025,335
Green coffee	10,606,690	11,252,118
Roasters parts	447,454	469,849
Packaging supplies	1,907,398	1,685,682
Totals	$14,950,743	$15,705,984

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 - Commodities Held by Broker

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

The Company classifies its options and future contracts as trading securities and accordingly, realized and unrealized holding gains and losses are included in the condensed consolidated statements of operations as a component of cost of sales.

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2025	2024
Gross realized gains	1,165,622	$567,694
Gross realized losses	(171,621)	(34,823)
Unrealized gains (losses), net	742,918	(182,836)
Total	1,736,919	$350,035

Note 6 - Line of Credit

On April 25, 2017, the Company and OPTCO (together with the Company, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”) (later acquired by Webster, which consolidated (i) the financing agreement between the Company and Sterling, dated February 17, 2009, as modified, and (ii) the financing agreement between the Company, as guarantor, OPTCO and Sterling, dated March 10, 2015, amongst other things.

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

On June 27, 2024, the Borrowers entered into the Tenth Loan Modification Agreement with Webster which amended the A&R Loan Agreement to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the three months ended January 31, 2025 was 6.80%.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $2,200,000 and $0 as of January 31, 2025, and October 31, 2024, respectively.

Note 7 – Income Taxes

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

As of January 31, 2025 and October 31, 2024, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2025 and October 31, 2024, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

The Company’s expense or income taxes for the quarter ended January 31, 2025 and October 31, 2024, consisted of the following:

	January 31, 2025	October 31, 2024

Current
Federal	$233,640	$82,332
State and local	52,625	18,544
Total	286,265	100,876
Deferred
Federal	79,820	611,317
State and local	40,007	137,692
Total	119,827	749,009
Income tax expense	$406,092	849,885

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	January 31, 2025	October 31, 2024
Expense from tax at the federal statutory rate	$327,464	644,258
Goodwill impairment	-
Other permanent differences	4,870	23,718
Return to provision	-	29,959
Deferred Tax change in effective rate	-	6,838
State and local tax, net of federal	73,758	145,112
Expense income taxes	$406,092	849,885
Effective income tax rate	26%	28%

Note 8 – Earnings Per Share

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three months ending January 31, 2025, and 2024. The Company has 1,000,000 options outstanding which have not been included in the calculation of diluted earnings per share.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

Note 10 – Leases

The following summarizes the Company’s operating leases as of January 31, 2025 and October 31, 2024 :

Assets	January 31, 2025	October 31, 2024
Right-of-use operating lease assets	$3,090,156	$1,166,537
Total lease assets	$3,090,156	$1,166,537

Liabilities	January 31, 2025	October 31, 2024
Current lease liability	$778,047	$307,364
Non-current lease liability	2,339,034	$865,668
Total lease liability	$3,117,081	$1,173,032

The amortization of the right-of-use assets for the three months ended January 31, 2025 and 2024 was $189,962 and $82,322, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

Weighted average remaining lease term (in years)	3.77
Weighted average discount rate	6.8%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For the Years Ending October 31, 2025
Remainder of fiscal 2025	$716,570
2026	955,052
2027	920,091
2028	864,490
2029	66,619
Total lease payments	3,522,822
Less: imputed interest	(405,741)
Present value of operating lease liabilities	$3,117,081

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

In November 2024, the Company entered into a new lease in connection with the Second Empire Acquisition. As a result, the Company recognized a right-of-use asset and lease liability of $2,113,581 in connection with such new lease.

Note 11 – Related Party Transactions

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $136,589 and $121,386 as of January 31, 2025, and October 31, 2024, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at January 31, 2025 and October 31, 2024 was $136,589 and $121,386, respectively.

Note 12 - Stockholders’ Equity

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2025 and the year ended October 31, 2024.

Stock Options

The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and has granted stock options for an aggregate of 1,000,000 shares to employees, officers and non-employee directors from the 2013 Plan with an exercise price of $5.43. Options granted under the 2013 Plan may be incentive stock options or nonqualified stock options, as determined by the administrator at the time of grant. No options were granted, forfeited or expired during the three months ended January 31, 2025 or for the year ended October 31, 2024.

The Company recorded no stock-based compensation expense for the three months ended January 31, 2025 and 2024, as all stock option awards were fully vested as of the beginning of the reporting period.

Note 13 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) is Andrew Gordon, President, Chief Executive Officer, Chief Financial Officer, and Director. The Company has one reportable segment: coffee. The Company derives revenue in North America only and manages the business activities on a consolidated basis.

The coffee segment derives revenue from the sale of wholesale green coffee, private label coffee and branded coffee. Revenue for these product lines is recognized upon shipment to the customer. The CODM assesses performance for the coffee segment and decides how to allocate resources based on operating income (loss) that also is reported on statement of operations as consolidated income (loss) from operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

	Statement of operations For the three months ended
	January 31, 2025	January 31, 2024
Net sales	$21,305,285	$19,540,402
Cost of Goods Sold (1)	17,310,278	16,410,138
Gross Profit	3,995,007	3,130,264
Trading Profit (1)	1,736,919	350,035
Overhead (2)	4,140,895	2,863,388
Operating income	$1,591,008	$616,911

(1)	Costs of goods sold and Trading profit is included in cost of sales in the consolidated statement of operations.
(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the consolidated statement of operations.

The CODM uses operating income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income (loss) used by the CODM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

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

Recent Developments

On November 6, 2024, Second Empire, a wholly owned subsidiary of the Company, entered into a Secured Creditor Sale Agreement with Bridge Business Credit, LLC (“Seller”). The sale was a Uniform Commercial Code (“UCC”) Chapter 9 sale to purchase equipment, accounts receivable and inventory of Empire Coffee Company, Inc. (“Empire Coffee Company”).

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended January 31, 2025. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2024 10-K.

Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024

Net Sales. Net sales totaled $21,305,285 for the three months ended January 31, 2025, an increase of $1,764,883, or 9%, from $19,540,402 for the three months ended January 31, 2024. The increase in net sales was due to increased sales of private label and our brands to our wholesale and retail customers.

Cost of Sales. Cost of sales for the three months ended January 31, 2025 was $15,573,359, or 73.1% of net sales, as compared to $16,060,103, or 82.2% of net sales, for the three months ended January 31, 2024, a decrease of $486,744. Cost of sales consists primarily of the cost of green coffee and packaging materials. This increase in gross margin was due to favorable green coffee prices that were initiated during the three months ended January 31, 2025 for our roasted coffee customers and the cost of goods sold was favorably impacted by an improved inventory situation, along with increased prices to both our wholesale and retail customers, reflecting higher market conditions. Additionally, net sales increased due to higher sales of our private label and branded products to both wholesale and retail customers.

Gross Profit. Gross profit for the three months ended January 31, 2025 amounted to $5,731,926 or 26.9% of net sales, as compared to $3,480,299 or 17.8% of net sales, for the three months ended January 31, 2024. The increase in gross profits on a percentage and dollar basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $1,277,507 to $4,140,895 for the three months ended January 31, 2025 from $2,863,388 for the three months ended January 31, 2024. Selling and administrative expenses increased by $1,239,551 and officers’ salaries increased by $37,956. The increase in selling and administrative expenses was due to higher payroll costs, professional fees, and the acquisition of Empire Coffee Company.

Other Income (Expense). Other income for the three months ended January 31, 2025 was $31,683, a decrease of $91,867 from other income of $123,550 for the three months ended January 31, 2024. The change was attributable to a decrease in interest expense of $85,863.

Income Taxes. Our expense for income taxes for the three months ended January 31, 2025 totaled $406,092 compared to an expense of $142,337 for the three months ended January 31, 2024. The change was primarily attributable to the difference in the income for the quarter ended January 31, 2025 versus the income in the quarter ended January 31, 2024.

Net Income (Loss). We had net income of $1,153,256, or $0.20 per share basic and diluted, for the three months ended January 31, 2025 compared to a net loss of $351,024, or $0.06 per share basic and diluted, for the three months ended January 31, 2024.

Liquidity, Capital Resources and Going Concern

As of January 31, 2025, we had working capital of $22,386,733, which represented a $859,750 increase from our working capital of $ 21,526,983 as of October 31, 2024. Our working capital increased primarily due to the $495,767 increase in due from broker, a $980,195 increase in cash and cash equivalents, and a $2,398,168 increase in accounts receivable offset by a $2,200,000 increase on the line of credit.

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

On March 15, 2023, the A&R Loan Agreement was also modified to, among other things: (i) provide for a requirement for subordination agreements, if necessary, (ii) change the terms of transactions with affiliates from a dollar limitation to allowable in the ordinary course of business, and (iii) establish a new covenant for a fixed charge coverage ratio. As further explained in Note 6 to the unaudited condensed consolidated financial statements, we are required to maintain certain financial covenants with respect to our line of credit agreement. We were not in compliance with these requirements as of October 31, 2023. We have since received a waiver from the lender on May 24, 2024 and are in compliance with all requirements.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our line of credit was $2,200,000 and $9,620,000 as of January 31, 2025 and October 31, 2024, respectively.

For the three months ended January 31, 2025, our operating activities used cash of $401,898 as compared to the three months ended January 31, 2024 when operating activities provided net cash of $4,594,849. The decrease in cash flow from operations was primarily due to the increase in accounts receivable from October 31, 2024 to January 31, 2025, compared to a decrease in accounts receivable of $2,524,747 from October 31, 2023 to January 31, 2024. Non-cash charges, including depreciation and amortization, unrealized gain on commodities, loss on equity method investments, amortization of right-of-use assets, and deferred income taxes, resulted in cash used of $393,042 for the three months ended January 31, 2025 compared to non-cash charges provided of $513,003 for the three months ended January 31, 2024.

For the three months ended January 31, 2025, our investing activities provided used cash of $817,906 as compared to the three months ended January 31, 2024 when net cash used in investing activities was $0. The decrease in our cash provided by investing activities was due to purchases of machinery and equipment during the three months ended January 31, 2025.

For the three months ended January 31, 2025, our financing activities used net cash of $2,200,000 compared to net cash used in financing activities of $4,920,963 for the three months ended January 31, 2024. The change in cash flow from financing activities for the three months ended January 31, 2025 was primarily due to our credit line activity.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three months ended January 31, 2025 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our 2024 10-K, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2024 10-K. There have been no material changes to our risk factors since the 2024 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended January 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

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

Coffee Holding Co., Inc.

Date: March 21, 2025	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon
	Title:	President, Chief Executive Officer and Chief Financial Officer

