Form 10-Q
period 2025-04-30
COFFEE HOLDING CO INC
filed 2025-06-13
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2025

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at June 11, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025	October 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,832,162	$1,381,023
Accounts receivable, net of allowances for credit losses of $144,000 for 2025 and 2024	10,146,393	9,367,338
Inventories	17,215,904	15,705,984
Due from broker	2,688,024	1,466,059
Prepaid expenses and other current assets	439,129	167,207
Prepaid and refundable income taxes	—	285,439
TOTAL CURRENT ASSETS	32,321,612	28,373,050

Building, machinery, and equipment, net	3,111,793	3,221,865
Customer list and relationships, net of accumulated amortization of $301,000 and $285,750 for 2025 and 2024, respectively	139,000	154,250
Trademarks and tradenames	327,000	327,000
Equity method investments	39,651	39,651
Right-of-use asset	2,894,746	1,166,537
Deferred income tax assets, net	366,858	592,398
Deposits and other assets	528,324	135,937
TOTAL ASSETS	$39,728,984	$34,010,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,212,257	$5,743,899
Due to broker	484,048	794,804
Lease liabilities - current portion	793,729	307,364
TOTAL CURRENT LIABILITIES	6,490,034	6,846,067

Line of credit	3,000,000	—
Lease liabilities – long term	2,135,691	865,668
Deferred compensation payable	128,381	121,386
TOTAL LIABILITIES	11,754,106	7,833,121
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for April 30, 2025 and October 31, 2024; 5,708,599 shares outstanding for April 30, 2025 and October 31, 2024	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	13,507,186	11,709,875
Less: common stock held in treasury, at cost; 925,331 shares for April 30, 2025 and October 31, 2024	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	27,974,878	26,177,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,728,984	$34,010,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
NET SALES	$44,625,346	$38,536,315	$23,320,061	$18,995,913

COST OF SALES	34,474,548	31,352,036	18,901,189	15,291,933

GROSS PROFIT	10,150,798	7,184,279	4,418,872	3,703,980

OPERATING EXPENSES
Selling and administrative	7,216,581	6,319,625	3,286,983	3,629,578
Officers’ salaries	454,571	314,393	243,274	141,052
TOTAL	7,671,152	6,634,018	3,530,257	3,770,630

INCOME FROM OPERATIONS	2,479,646	550,261	888,615	(66,650)

OTHER INCOME (EXPENSE)
Interest income	23	34,413	13	34,406
Interest expense	(49,222)	(190,786)	(17,552)	(73,253)
Gain(loss) from equity method investments	—	—	23	6,024
Other income	29	—	29	—
TOTAL	(49,170)	(156,373)	(17,487)	(32,823

INCOME (LOSS) BEFORE EXPENSE FOR INCOME TAXES	2,430,476	393,888	871,128	(99,473)

Expense (benefit) for income taxes	633,165	64,705	227,073	(77,632)

NET INCOME (LOSS)	$1,797,311	$329,183	$644,055	$(21,841)

Basic and diluted earnings per share	$0.31	$0.06	$0.11	$—

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2024, AND  2025

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income	—	—	—	—	—	351,024	—	351,024

Balance January 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,842,885	(244,462)	24,066,115

Net loss	—	—	—	—	—	(21,841)	—	(21,841)

Balance, April 30, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,821,044	$(244,462)	$24,044,274

Balance October 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	11,709,875	—	26,177,567

Net income	—	—	—	—	—	1,153,256	—	1,153,256

Balance, January 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$12,863,131	$—	$27,330,823

Net income	—	—	—	—	—	$644,055	—	$644,055

Balance, April 30, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$13,507,186	$—	$27,974,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended April 30,
	2025	2024
OPERATING ACTIVITIES:

Net income	$1,797,311	$329,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	318,228	306,706
Unrealized gain on commodities	(1,532,721)	(470,702)
Amortization of right-of-use asset	385,372	123,456
Deferred income taxes	225,540	64,705
Changes in operating assets and liabilities:
Accounts receivable	(247,470)	589,995
Inventories	(1,241,503)	3,474,176
Prepaid expenses and other current assets	(271,922)	76,151
Prepaid and refundable income taxes	285,438	(13,399)
Lease liabilities	(357,193)	(101,246)
Deposits and other assets	(392,387)	(12,006)
Deferred compensation payable	6,995	—
Accounts payable, accrued expenses	(531,642)	(976,325)
Net cash (used in) provided by operating activities	(1,555,954)	3,390,694

Cash flows from investing activities:
Acquisition of Second Empire	(800,000)	—
Cash paid for leasehold improvements	(160,000)
Purchases of machinery and equipment	(32,907)	(224,073)
Proceeds from sale of investment	—	3,150,000
Net cash (used in) provided by investing activities	(992,907)	2,925,927

Cash flows from financing activities:
Proceeds from bank line of credit	4,500,000	—
Principal payments on note payable	—	(2,909)
Payments on bank line of credit	(1,500,000)	(6,620,000)
Net cash provided by (used in) financing activities	3,000,000	(6,622,909)

Net change in cash and cash equivalents	451,139	(306,288)

Cash and cash equivalents, beginning of period	1,381,023	2,733,977

Cash and cash equivalents, end of period	$1,832,162	$2,427,689
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$41,413	$231,844
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use asset	$2,113,581	$—
Initial recognition of operating lease liabilities	$2,113,581	$—

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

Going Concern and Liquidity

The Company’s line of credit will be due June 28, 2026 (see Note 6). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of April 30, 2025, the Company is in compliance with those financial covenants. The Company has net income for the six months ended April 30, 2025 of $1,797,311 and a net working capital surplus of $25,831,578. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the condensed consolidated financial statements are issued.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended April 30, 2025.

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

The following table presents revenues by product line for the six and three months ended April 30, 2025 and 2024:

	Six Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024
Green	$18,256,948	$14,709,905	$9,362,994	$7,230,703
Packaged	26,368,398	23,826,410	13,957,067	11,765,210
Totals	$44,625,346	$38,536,315	$23,320,061	$18,995,913

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

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

The acquired business contributed revenues of $1,740,173 and a loss of $414,938 to the Company for the period from November 6, 2024, to April 30, 2025. There were no acquisition costs incurred.

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee Company had its offices and production facility.

Note 4 - Inventories

Inventories at April 30, 2025 and October 31, 2024 consisted of the following:

	April 30, 2025	October 31, 2024
Packed coffee	$3,507,725	$2,025,335
Green coffee	11,533,418	11,525,118
Roasters parts	437,732	469,849
Packaging supplies	1,737,029	1,685,682
Totals	$17,215,904	$15,705,984

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended April 30,
	2025	2024
Gross realized gains	947,821	$214,080
Gross realized losses	(63,371)	(734,947)
Unrealized (losses) gains	(1,164,647)	653,538
Total	(280,197)	$132,671

	Six Months Ended April 30,
	2025	2024
Gross realized gains	2,113,443	$781,774
Gross realized losses	(234,992)	(769,770)
Unrealized gains	(421,729)	470,702
Total	1,456,722	$482,706

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

On June 27, 2024, the Borrowers entered into the Tenth Loan Modification Agreement with Webster which amended the A&R Loan Agreement to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the six months ended April 30, 2025 was 6.74%.

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which, among other things, amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $3,000,000 and $0 as of April 30, 2025, and October 31, 2024, respectively.

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

As of April 30, 2025 and October 31, 2024, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2025 and October 31, 2024, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

For the three months ended April 30, 2025 and 2024, the Company recorded income tax benefit (expense) of ($227,073) and $77,632, respectively. For the six months ended April 30, 2025 and 2024, the Company recorded income tax expense of $633,165 and $64,705, respectively.

Note 8 – Earnings (loss) Per Share

The Company presents “basic” and “diluted” earnings per common share pursuant to the provisions included in ASC Topic 260, “Earnings (loss) per Share,” and certain other financial accounting pronouncements. Basic earnings per common share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution.

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three- and six-months ending April 30, 2025, and 2024. The Company has 921,000 options outstanding which have not been included in the calculation of diluted earnings per share.

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

Note 10 – Leases

The following summarizes the Company’s operating leases as of April 30, 2025 and October 31, 2024:

Assets	April 30, 2025	October 31, 2024
Right-of-use operating lease assets	$2,894,746	$1,166,537
Total lease assets	$2,894,746	$1,166,537

Liabilities	April 30, 2025	October 31, 2024
Current lease liability	$793,729	$307,364
Non-current lease liability	2,135,691	$865,668
Total lease liability	$2,929,420	$1,173,032

The amortization of the right-of-use assets for the three months ended April 30, 2025 and 2024 was $195,410 and $83,096, respectively. The amortization of the right-of-use assets for the six months ended April 30, 2025, and 2024 was $385,372 and $123,456, respectively.

Variable lease payments were $106,000 and $31,700 during the three months ended April 30, 2025, and 2024, respectively. Variable lease payments were $271,000 and $62,300 during the six months ended April 30, 2025, and 2024, respectively.

Operating lease costs were $491,200 and $237,672 for the six months ended April 30, 2025, and 2024, respectively. Operating lease costs were $245,600 and $195,600 for the three months ended April 30, 2025, and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

Weighted average remaining lease term (in years)	3.43
Weighted average discount rate	6.77%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For the Years Ending October 31,:
Remainder of fiscal 2025	$478,476
2026	955,052
2027	920,091
2028	864,490
2029	66,741
Total lease payments	3,284,850
Less: imputed interest	(355,430)
Present value of operating lease liabilities	$2,929,420

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

Note 11 – Related Party Transactions

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $128,381 and $121,386 as of April 30, 2025, and October 31, 2024, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at April 30, 2025 and October 31, 2024 was $128,381 and $121,386, respectively.

Note 12 - Stockholders’ Equity

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2025 and the year ended October 31, 2024.

Stock Options

The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and has granted stock options for an aggregate of 1,000,000 shares to employees, officers and non-employee directors from the 2013 Plan with an exercise price of $5.43. Options granted under the 2013 Plan may be incentive stock options or nonqualified stock options, as determined by the administrator at the time of grant. No options were granted, forfeited or expired during the three and six months ended April 30, 2025. No options were granted or expired during the year ended October 31, 2024. As of April 30, 2025, and October 31, 2024, 921,000 options were exercisable.

The Company recorded no stock-based compensation expense for the three and six months ended April 30, 2025 and 2024, as all stock option awards were fully vested as of the beginning of the reporting period.

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

The Company’s chief operating decision maker (“CODM”) is Andrew Gordon, President, Chief Executive Officer, Chief Financial Officer, and Director. The Company has one reportable segment: coffee. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

	Statement of operations For the three months ended
	April 30, 2025	April 30, 2024
Net sales	$23,320,061	$18,995,913
Cost of Goods Sold (1)	(18,620,992)	(15,424,604)
Gross Profit	4,699,069	3,571,309
Trading Profit (Loss) (1)	(280,197)	132,671
Overhead (2)	(3,530,257)	(3,770,630)
Operating income (loss)	$888,615	$(66,650)

	Statement of operations For the six months ended
	April 30, 2025	April 30, 2024
Net sales	$44,625,346	$38,536,315
Cost of Goods Sold (1)	(35,931,270)	(31,834,742)
Gross Profit	8,694,076	6,701,573
Trading Profit (1)	1,456,722	482,706
Overhead (2)	(7,671,152)	(6,634,018)
Operating income	$2,479,646	$550,261

(1)	Costs of goods sold and Trading profit is included in cost of sales in the consolidated statement of operations.
(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the consolidated statement of operations.

The CODM uses operating income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income (loss) used by the CODM.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events through the date on which the condensed consolidated financial statements were available for use and has determined that no events need to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Form 10-Q and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	our expectations regarding, and the stability of, our supply chain, including potential shortages or interruptions in the supply or delivery of green coffee;
●	the macro global economic environment;
●	the imposition of tariffs;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and six months ended April 30, 2025. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2024 10-K.

Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

Net Sales. Net sales totaled $23,320,061 for the three months ended April 30, 2025, an increase of $4,324,148, or 23%, from $18,995,913 for the three months ended April 30, 2024. The increase in net sales was due to increased sales of our private label and Cafe Caribe and Cafe Supremo products brands to our wholesale and retail customers.

Cost of Sales. Cost of sales for the three months ended April 30, 2025 was $18,901,189, or 81.1% of net sales, as compared to $15,291,933, or 80.5% of net sales, for the three months ended April 30, 2024, an increase of $3,609,256. Cost of sales consists primarily of the cost of green coffee and packaging materials. The increase in cost of sales relates to the increase in net sales of our private label and branded products to both wholesale and retail customers.

Gross Profit. Gross profit for the three months ended April 30, 2025 amounted to $4,418,872 or 18.9% of net sales, as compared to $3,703,980 or 19.5% of net sales, for the three months ended April 30, 2024. The increase in gross profits on a percentage and dollar basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses decreased by $240,373 to $3,530,257 for the three months ended April 30, 2025 from $3,770,630 for the three months ended April 30, 2024. Selling and administrative expenses decreased by $342,595 and officers’ salaries increased by $102,222. The decrease in selling and administrative expenses was due to lower payroll costs and professional fees.

Other Income (Expense). Other income for the three months ended April 30, 2025 was $17,487, a decrease of $15,336 from other income of $32,823 for the three months ended April 30, 2024. The change was attributable to a decrease in interest expense of $55,701.

Income Taxes. Our expense for income taxes for the three months ended April 30, 2025 totaled $227,073 compared to our benefit of $77,632 for the three months ended April 30, 2024. The change was primarily attributable to the difference in the income for the quarter ended April 30, 2025, versus the loss in the quarter ended April 30, 2024.

Net Income (Loss). We had net income of $644,055, or $0.11 per share basic and diluted, for the three months ended April 30, 2025, compared to a net loss of $21,841, or $0.00 per share basic and diluted, for the three months ended April 30, 2024.

Six Months Ended April 30, 2025, Compared to the Six Months Ended April 30, 2024

Net Sales. Net sales totaled $44,625,346 for the six months ended April 30, 2025, an increase of $6,089,031, or 16%, from $38,536,315 for the six months ended April 30, 2024. The increase in net sales was due to increased sales of our private label and Cafe Caribe and Cafe Supremo products brands to our wholesale and retail customers.

Cost of Sales. Cost of sales for the six months ended April 30, 2025 was $34,474,548, or 77.3% of net sales, as compared to $31,352,036, or 81.4% of net sales, for the six months ended April 30, 2024. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. This increase in gross margin was due to favorable green coffee prices that were initiated during the six months ended April 30, 2025, for our roasted coffee customers and the cost of goods sold was favorably impacted by improved inventory management, along with increased prices to both our wholesale and retail customers, reflecting higher market conditions. Additionally, net sales increased due to higher sales of our private label and branded products to both wholesale and retail customers.

Gross Profit. Gross profit for the six months ended April 30, 2025 amounted to $10,150,798 or 22.8% of net sales, as compared to $7,184,279 or 18.6% of net sales, for the six months ended April 30, 2024. The increase in gross profits on a percentage basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $1,037,134 to $7,671,152 for the six months ended April 30, 2025 from $6,634,018 for the six months ended April 30, 2024. Selling and administrative expenses increased by $896,956 and officers’ salaries increased by $140,178. Operating expenses increased for the six months ended April 30, 2025 compared to the six months ended April 30, 2024 primarily due to the acquisition of Second Empire adding approximately $1.3 to operating expenses for the six months ended.

Other Income (Expense). Other expense for the six months ended April 30, 2025 was $49,170, a decrease of $107,203 from $156,373 for the six months ended April 30, 2024. The decrease was attributable to a decrease in interest income of $34,390 and a decrease in our interest expense of $141,564, during the six months ended April 30, 2024.

Income Taxes. Our expense for income taxes for the six months ended April 30, 2025 totaled $633,165 compared to an expense of $64,705 for the six months ended April 30, 2024. The change was primarily attributable to the difference in the income for the six months ended April 30, 2025 versus the income in the six months ended April 30, 2024.

Net (Loss) Income. We had net income of $1,797,311 or $0.31 per share basic and diluted, for the six months ended April 30, 2025 compared to net income of $329,183, or $0.06 per share basic and diluted for the six months ended April 30, 2024. The increase in net income was due primarily to the reasons described above.

Liquidity, Capital Resources and Going Concern

As of April 30, 2025, we had working capital of $25,831,578, which represented a $965,841 increase from our working capital of $21,526,983 as of October 31, 2024. Our working capital increased primarily due to the $1,509,920 increase in inventory, a $1,221,965 increase in due from broker, and a $779,055 increase in accounts receivable offset by a $3,000,000 increase on the line of credit.

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

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which (i) amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026 and (ii) provided limited consent for the Company to declare dividends to shareholders for its fiscal year ending October 31, 2025.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our line of credit was $3,000,000 and $0 as of April 30, 2025 and October 31, 2024, respectively.

For the six months ended April 30, 2025, our operating activities used cash of $1,555,954 as compared to the six months ended April 30, 2024 when operating activities provided cash of $3,390,694. The decrease in cash flow from operations was primarily due to the increase in inventory from October 31, 2024 to April 30, 2025. Non-cash charges, including depreciation and amortization, unrealized gain on commodities, amortization of right-of-use assets, and deferred income taxes, resulted in cash used of $603,581 for the six months ended April 30, 2025 compared to non-cash charges provided of $24,165 for the six months ended April 30, 2024.

For the six months ended April 30, 2025, our investing activities used cash of $992,907 as compared to the six months ended April 30, 2024 when net cash provided in investing activities was $2,925,927. The decrease in our cash provided by investing activities was due to the proceeds from the sale of an investment of $3,150,000 during the three months ended April 30, 2024.

For the six months ended April 30, 2025, our financing activities provided net cash of $3,000,000 compared to net cash used in financing activities of $6,622,909 for the six months ended April 30, 2024. The change in cash flow from financing activities for the six months ended April 30, 2025 was primarily due to our credit line activity.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and six months ended April 30, 2025 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our 2024 10-K, management has identified material weaknesses as of that date. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weaknesses identified above, we have hired third-party consultants to assist with financial reporting and are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2024 10-K. There have been no material changes to our risk factors since the 2024 10-K.

Changes in U.S. trade policies, including the imposition of tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump Administration implemented new tariffs on goods imported into the U.S., including coffee, which has introduced uncertainty to our business and will increase the cost of our products sourced outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and availability and cost of alternative sources of supply.

As a result of these dynamics, we may find it difficult to predict the impact on our business of these and future changes to the trading relationships between the U.S. and other countries or the impact on our business of new laws or regulations adopted by the U.S. or other countries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended April 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Eleventh Loan Modification Agreement and Limited Consent, dated April 17, 2025, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank, National Association.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Coffee Holding Co., Inc.

Date: June 13, 2025	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon
	Title:	President, Chief Executive Officer and Chief Financial Officer

