Form 10-Q
period 2025-07-31
COFFEE HOLDING CO INC
filed 2025-09-12
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2025

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 10, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$979,772	$1,381,023
Accounts receivable, net of allowances for credit losses of $144,000 for 2025 and 2024	10,084,545	9,367,338
Inventories	21,685,412	15,705,984
Due from broker	4,444,179	1,466,059
Prepaid expenses and other current assets	831,640	167,207
Prepaid and refundable income taxes	—	285,439
TOTAL CURRENT ASSETS	38,025,548	28,373,050

Building, machinery, and equipment, net	3,206,896	3,221,865
Customer list and relationships, net of accumulated amortization of $308,625 and $285,750 for 2025 and 2024, respectively	131,375	154,250
Trademarks and tradenames	327,000	327,000
Equity method investments	39,651	39,651
Right-of-use asset	2,696,475	1,166,537
Deferred income tax assets, net	908,107	592,398
Deposits and other assets	544,915	135,937
TOTAL ASSETS	$45,879,967	$34,010,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,083,215	$5,743,899
Due to broker	1,910,048	794,804
Line of credit	6,250,000	—
Lease liabilities - current portion	802,756	307,364
TOTAL CURRENT LIABILITIES	17,046,019	6,846,067

Lease liabilities – long term	1,934,511	865,668
Deferred compensation payable	129,972	121,386
TOTAL LIABILITIES	19,110,502	7,833,121
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for July 31, 2025 and October 31, 2024; 5,708,599 shares outstanding for July 31, 2025 and October 31, 2024	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	12,301,773	11,709,875
Less: common stock held in treasury, at cost; 925,331 shares for July 31, 2025 and October 31, 2024	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	26,769,465	26,177,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,879,967	$34,010,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
NET SALES	$68,535,860	$57,349,477	$23,910,514	$18,813,162

COST OF SALES	55,253,979	46,239,134	20,997,777	14,887,098

GROSS PROFIT	13,281,881	11,110,343	2,912,737	3,926,064

OPERATING EXPENSES
Selling and administrative	11,259,400	9,365,236	3,824,473	3,045,611
Officers’ salaries	637,986	474,983	183,415	160,590
TOTAL	11,897,386	9,840,219	4,007,888	3,206,201

INCOME (LOSS) FROM OPERATIONS	1,384,495	1,270,124	(1,095,151)	719,863

OTHER INCOME (EXPENSE)
Interest income	28	34,669	5	256
Interest expense	(141,905)	(235,427)	(92,683)	(44,641)
Gain on extinguishment of lease	—	210,567	—	210,567
Other income	29	—	—	—
TOTAL	(141,848)	9,809	(92,678)	166,182

INCOME (LOSS) BEFORE EXPENSE FOR INCOME TAXES	1,242,647	1,279,933	(1,187,829)	886,045

Expense for income taxes	650,749	323,954	17,584	259,249

NET INCOME (LOSS)	$591,898	$955,979	$(1,205,413)	$626,796

Basic and diluted earnings (loss) per share	$0.10	$0.17	$(0.21)	$0.11

Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31 2025, AND 2024

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance October 31, 2023	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,491,861	$(244,462)	$23,715,091

Net income	—	—	—	—	—	351,024	—	351,024

Balance January 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,842,885	(244,462)	24,066,115

Net loss	—	—	—	—	—	(21,841)	—	(21,841)

Balance, April 30, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$9,821,044	$(244,462)	$24,044,274

Net income	—	—	—	—	—	626,796	—	626,796

Balance, July 31, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	10,447,840	$(244,462)	$24,671,070

Balance October 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	11,709,875	—	26,177,567

Net income	—	—	—	—	—	1,153,256	—	1,153,256

Balance, January 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$12,863,131	$—	$27,330,823

Net income	—	—	—	—	—	$644,055	—	$644,055

Balance, April 30, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$13,507,186	$—	$27,974,878

Net loss	—	—	—	—	—	(1,205,413)	—	(1,205,413)

Balance, July 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$12,301,773	$—	$26,769,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2025	2024
OPERATING ACTIVITIES:

Net income	$591,898	$955,979
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	492,379	458,429
Unrealized gain on commodities	(1,862,877)	(934,974)
Amortization of right-of-use asset	583,643	203,268
Gain on extinguishment of lease liability	—	(210,567)
Deferred income taxes	(315,709)	323,954
Changes in operating assets and liabilities:
Accounts receivable	(185,622)	533,485
Inventories	(5,711,012)	4,480,524
Prepaid expenses and other current assets	(664,433)	200,309
Prepaid and refundable income taxes	285,439	54,570
Lease liabilities	(549,346)	(179,225)
Deposits and other assets	(408,978)	(12,006)
Deferred compensation payable	8,586	—
Accounts payable, accrued expenses	2,339,316	(664,511)
Net cash (used in) provided by operating activities	(5,396,716)	5,209,235

Cash flows from investing activities:
Acquisition of Empire Coffee Company	(800,000)	—
Cash paid for leasehold improvements	(375,286)	—
Purchases of machinery and equipment	(79,249)	(270,680)
Proceeds from sale of investment	—	3,150,000
Net cash (used in) provided by investing activities	(1,254,535)	2,879,320

Cash flows from financing activities:
Proceeds from bank line of credit	7,750,000	—
Principal payments under bank line of credit	(1,500,000)	(7,720,000)
Principal payments on note payable	—	(4,374)
Net cash provided by (used in) financing activities	6,250,000	(7,724,374)

Net change in cash and cash equivalents	(401,251)	364,181

Cash and cash equivalents, beginning of period	1,381,023	2,733,977

Cash and cash equivalents, end of period	$979,772	$3,098,158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid	$96,761	$281,841
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease	$2,113,581	$547,975

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

Liquidity

The Company’s line of credit will be due June 28, 2026 (see Note 6). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of July 31, 2025, the Company is in compliance with those financial covenants. The Company has net income for the nine months ended July 31, 2025, of $591,898 and a net working capital surplus of $20,979,529. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within twelve months from the date the condensed consolidated financial statements are issued.

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

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc, and Second Empire, LLC (“Second Empire”). All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with US GAAP and comply with SEC reporting requirements.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended July 31, 2025.

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

The following table presents revenues by product line for the nine and three months ended July 31, 2025 and 2024:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024
Green	$28,731,856	$25,505,606	$10,474,908	$10,795,701
Packaged	39,804,004	31,843,871	13,435,606	8,017,461
Totals	$68,535,860	$57,349,477	$23,910,514	$18,813,162

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

The Company has accounted for the Second Empire Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets purchased in the Second Empire Acquisition based on assessments of their respective fair values. The fair value estimates of the assets acquired are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The assets purchased consisted of equipment, accounts receivable and inventories. The Company has determined that no portion of the purchase price is allocated to intangible assets as there were no acquired intangibles that are considered identifiable under ASC 805. Based on a fair value assessment, all value has been attributed to tangible assets. Second Empire will operate as a 100% wholly owned subsidiary of the Company. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired at the date of acquisition:

Accounts Receivable	$531,585
Inventory	268,415
Total purchase price	$800,000

The acquired business contributed revenues of $3,238,704 and a loss of $694,130 to the Company for the period from November 6, 2024, to July 31, 2025. There were no acquisition costs incurred.

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee Company had its offices and production facility.

Note 4 - Inventories

Inventories at July 31, 2025 and October 31, 2024 consisted of the following:

	July 31, 2025	October 31, 2024
Packed coffee	$3,851,853	$2,025,335
Green coffee	15,674,822	11,525,118
Roaster parts	432,756	469,849
Packaging supplies	1,725,981	1,685,682
Totals	$21,685,412	$15,705,984

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended July 31,
	2025	2024
Gross realized gains	$1,660,346	$405,608
Gross realized losses	(373,788)	(133,392)
Unrealized (losses) gains	(2,056,404)	464,272
Total	$(769,846)	$736,488

	Nine Months Ended July 31,
	2025	2024
Gross realized gains	$3,773,790	$1,187,382
Gross realized losses	(608,780)	(903,162)
Unrealized (losses) gains	(2,478,142)	934,974
Total	$686,868	$1,219,194

Note 6 - Line of Credit

On June 27, 2024, the Organic Trading Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into the Tenth Loan Modification Agreement with Webster Financial Corp. (“Webster”) which amended the Amended and Restated Loan and Security Agreement (“A&R Loan Agreement”) to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the nine months ended July 31, 2025 was 6.74%.

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which, among other things, amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $6,250,000 and $0 as of July 31, 2025, and October 31, 2024, respectively.

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

As of July 31, 2025 and October 31, 2024, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2025 and October 31, 2024, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

For the three months ended July 31, 2025 and 2024, the Company recorded income tax expense of $17,584 and $259,249, respectively. For the nine months ended July 31, 2025 and 2024, the Company recorded income tax expense of $650,749 and $323,954, respectively.   The Company recorded income tax expense for the 3 months ending July 31, 2025, principally due to the tax impact of the unrealized losses from coffee futures and options contracts, which are recorded in cost of sales (see note 5).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act,   modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three- and nine-months ending July 31, 2025, and 2024. The Company has 921,000 outstanding stock options which have not been included in the calculation of diluted earnings per share because they are antidilutive.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Leases

The following summarizes the Company’s operating leases as of July 31, 2025 and October 31, 2024:

	July 31, 2025	October 31, 2024
Assets
Right-of-use operating lease assets	$2,696,475	$1,166,537
Total lease assets	$2,696,475	$1,166,537

	July 31, 2025	October 31, 2024
Liabilities
Current lease liability	$802,756	$307,364
Non-current lease liability	1,934,511	$865,668
Total lease liability	$2,737,267	$1,173,032

The amortization of the right-of-use assets for the three months ended July 31, 2025 and 2024 was $200,913 and $79,812, respectively. The amortization of the right-of-use assets for the nine months ended July 31, 2025, and 2024 was $583,643 and $203,268, respectively.

Variable lease payments were $102,000 and   $38,090 during the three months ended July 31, 2025, and 2024, respectively. Variable lease payments were $372,724 and $100,389 during the nine months ended July 31, 2025, and 2024, respectively.

Operating lease costs were $736,800 and $356,509 for the nine months ended July 31, 2025, and 2024, respectively. Operating lease costs were $245,600   and $118,836 for the three months ended July 31, 2025, and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s leases were as follows:

Weighted average remaining lease term (in years)	3.44
Weighted average discount rate	6.78%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For the Years Ending October 31,:
Remainder of fiscal 2025	$239,239
2026	955,052
2027	920,091
2028	864,490
2029	66,619
Total lease payments	3,045,491
Less: imputed interest	(308,224)
Present value of operating lease liabilities	$2,737,267

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

Note 11 – Related Party Transactions

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $129,972 and $121,386 as of July 31, 2025, and October 31, 2024, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at July 31, 2025 and October 31, 2024 was $129,972 and $121,386, respectively.

Note 12 - Stockholders’ Equity

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and nine months ended July 31, 2025 and the year ended October 31, 2024.

Stock Options

The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and has granted stock options for an aggregate of 1,000,000 shares to employees, officers and non-employee directors from the 2013 Plan with an exercise price of $5.43. Options granted under the 2013 Plan may be incentive stock options or nonqualified stock options, as determined by the administrator at the time of grant. No options were granted, forfeited or expired during the three and nine months ended July 31, 2025. No options were granted or expired during the year ended October 31, 2024. As of July 31, 2025, and October 31, 2024, 921,000 options were exercisable.

The Company recorded no stock-based compensation expense for the three and nine months ended July 31, 2025 and 2024, as all stock option awards were fully vested as of the beginning of the reporting period.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the following key metrics:

	Statement of operations For the three months ended
	July 31, 2025	July 31, 2024
Net sales	$23,910,514	$18,813,162
Cost of Goods Sold (1)	(20,227,932)	(15,623,586)
Gross Profit	3,682,582	3,189,576
Trading Profit (Loss) (1)	(769,845)	736,488
Overhead (2)	(4,007,888)	(3,206,201)
Operating (loss) income	$(1,095,151)	$719,863

	Statement of operations For the nine months ended
	July 31, 2025	July 31, 2024
Net sales	$68,535,860	$57,349,477
Cost of Goods Sold (1)	(55,940,847)	(47,458,328)
Gross Profit	12,595,013	9,891,149
Trading Profit (1)	686,868	1,219,194
Overhead (2)	(11,897,386)	(9,840,219)
Operating income	$1,384,495	$1,270,124

(1)	Trading profit is included in cost of goods sold in the consolidated statement of operations.
(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the consolidated statement of operations.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2025. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2024 10-K.

Three Months Ended July 31, 2025 Compared to the Three Months Ended July 31, 2024

Net Sales. Net sales totaled $23,910,514 for the three months ended July 31, 2025, an increase of $5,097,352, or 27%, from $18,813,162 for the three months ended July 31, 2024. The increase in net sales was due to increased sales of our private label, Cafe Caribe, Cafe Supremo brands, and green coffee beans to our wholesale and retail customers.

Cost of Sales. Cost of sales for the three months ended July 31, 2025 was $20,997,777, or 87.8% of net sales, as compared to $14,887,098, or 79.1% of net sales, for the three months ended July 31, 2024, an increase of $6,110,679. Cost of sales consists primarily of the cost of green coffee and packaging materials. The increase in cost of sales was driven by higher tariffs on imported coffee as well as a net trading loss of approximately $770,000 or 14 cents a share, related to coffee futures and options contracts, which are recorded in cost of sales in accordance with our accounting policy for commodities held by broker (see Note 5). In addition, the increase reflects higher net sales of our private label, branded products, and green wholesale coffee across both wholesale and retail channels.

Gross Profit. Gross profit for the three months ended July 31, 2025 amounted to $2,912,737 or 12.2% of net sales, as compared to $3,926,064 or 20.9% of net sales, for the three months ended July 31, 2024. The decrease in gross profits on a percentage and dollar basis was attributable to the factors listed above.

Operating Expenses. Total operating expenses increased by $801,687 to $4,007,888 for the three months ended July 31, 2025 from $3,206,201 for the three months ended July 31, 2024. The increase in selling and administrative expenses was primarily due to the acquisition of Empire Coffee Company.

Other Income (Expense). Other expense for the three months ended July 31, 2025 was $92,683, a decrease of $258,865 from other income of $166,182 for the three months ended July 31, 2024. The change was mainly attributable to a decrease in gain on extinguishment of lease of $210,567.

Income Taxes. Our expense for income taxes for the three months ended July 31, 2025 was $17,584 compared to our expense of $259,249 for the three months ended July 31, 2024. The change was primarily attributable to the difference in the income for the quarter ended July 31, 2024, versus the loss in the quarter ended July 31, 2025.

Net Income (Loss). We had net loss of $1,205,413, or ($0.21) per share basic and diluted, for the three months ended July 31, 2025, compared to a net income of $626,796, or $0.11 per share basic and diluted, for the three months ended July 31, 2024. The decrease in profitability was primarily due to higher cost of sales, which included the impact of tariffs on imported coffee and a net trading loss on coffee-related futures and options contracts (see Note 5), as well as increased operating expenses.

Nine Months Ended July 31, 2025, Compared to the Nine Months Ended July 31, 2024

Net Sales. Net sales totaled $68,535,860 for the nine months ended July 31, 2025, an increase of $11,186,383, or 20%, from $57,349,477 for the nine months ended July 31, 2024. The increase in net sales compared to the prior period was primarily attributable to higher sales of our private-label brands, Café Caribe and Café Supremo, as well as increased sales of green coffee beans to both wholesale and retail customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2025, was $55,253,979, or 80.6% of net sales, as compared to $46,239,134, or 80.6% of net sales, for the nine months ended July 31, 2024. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. The increase of $9,014,845 was primarily attributable to higher sales volumes of our private label and branded products, as well as the impact of tariffs on imported coffee. In addition, cost of sales reflects the effect of our futures and options trading activity, which resulted in a net gain of approximately $687,000 for the nine-month period ended July 31, 2025, that was recognized in cost of sales in accordance with our accounting policy for commodities held by broker (see Note 5).

Gross Profit. Gross profit for the nine months ended July 31, 2025 amounted to $13,281,881 or 19.4% of net sales, as compared to $11,110,343 or 19.4% of net sales, for the nine months ended July 31, 2024. The increase in gross profit was primarily attributable to higher sales volumes of our private-label and branded products, as well as green coffee beans, partially offset by the impact of tariffs on imported coffee. Gross profit also reflects the effect of our coffee futures and options trading activity, which resulted in a net gain of approximately $687,000 for the nine-month period ended July 31, 2025 that was recognized in cost of sales (see Note 5).

Operating Expenses. Total operating expenses increased by $2,057,167 to $11,897,386 for the nine months ended July 31, 2025, from $9,840,219 for the nine months ended July 31, 2024. The year-over-year increase reflects the impact of the Second Empire Acquisition, which added approximately $2.2 million to operating expenses during the nine-month period.

Other Income (Expense). Other expense for the nine months ended July 31, 2025 was $141,848, a decrease of $151,657 from other income of $9,809 for the nine months ended July 31, 2024. The decrease was mainly attributable to a decrease in gain on extinguishment of lease of $210,538 and offset by decrease in our interest expense of $93,522, during the nine months ended July 31, 2024.

Income Taxes. Our expense for income taxes for the nine months ended July 31, 2025 totaled $650,749 compared to an expense of $323,954 for the nine months ended July 31, 2024. The change was primarily attributable to the difference in the income for the nine months ended July 31, 2025 versus the income in the nine months ended July 31, 2024.

Net (Loss) Income. We had net income of $591,898 or $0.10 per share basic and diluted, for the nine months ended July 31, 2025 compared to net income of $955,979, or $0.17 per share basic and diluted for the nine months ended July 31, 2024. The decrease in net income was primarily due to higher operating expenses associated with the Second Empire Acquisition, the impact of tariffs on imported coffee, and unrealized trading losses during the third quarter (see Note 5).

Liquidity, Capital Resources and Going Concern

As of July 31, 2025, we had working capital of $20,979,529, a decrease of $547,454 compared to $21,526,983 as of October 31, 2024. The decrease in working capital was primarily attributable to a $2,339,316 increase in accounts payable and accrued expenses, a $6,250,000 increase in borrowings under our line of credit, and a $1,115,244 increase in due to broker. The decrease was partially offset by a $5,979,428 increase in inventory, a $2,978,120 increase in due from broker, and a $717,207 increase in accounts receivable.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on our line of credit was $6,250,000 and $0 as of July 31, 2025 and October 31, 2024, respectively.

For the nine months ended July 31, 2025, operating activities used cash of $5,396,716, compared to cash provided by operating activities of $5,209,235 for the nine months ended July 31, 2024. The decrease in operating cash flow was primarily attributable to an increase in inventory between October 31, 2024 and July 31, 2025. The increase in inventory was primarily due to higher purchasing activity to support our anticipated sales growth. Non-cash charges, including depreciation and amortization, unrealized gains and losses on commodities, amortization of right-of-use assets, and deferred income taxes, resulted in cash used of $1,102,564 in the nine months ended July 31, 2025, compared to cash used of $159,890 in the prior-year period.

For the nine months ended July 31, 2025, investing activities used cash of $1,254,535, compared to cash provided of $2,879,320 in the nine months ended July 31, 2024. The year-over-year change primarily reflects proceeds of $3,150,000 from the sale of an investment in the prior-year period, which did not recur in fiscal 2025.

For the nine months ended July 31, 2025, financing activities provided net cash of $6,250,000, compared to net cash used of $7,724,374 in the nine months ended July 31, 2024. The change was primarily due to increased borrowings under our line of credit in the current year.

We expect to fund our operations, including working capital needs, capital expenditures, and required debt service, for at least the next twelve months from the date these condensed consolidated financial statements are issued, through a combination of cash provided by operating activities and availability under our credit facility. In addition, an increase in eligible accounts receivable and inventory would permit us to make additional borrowings under our line of credit.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and nine months ended July 31, 2025 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2024 10-K and in Item 1A. “Risk Factors” in our Report on Form 10-Q for the quarter ending April 30, 2025, filed on June 13, 2025 (the “Second Quarter 10-Q”). There have been no material changes to our risk factors since the Second Quarter 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended July 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

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

Coffee Holding Co., Inc.

Date: September 12, 2025	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon
	Title:	President, Chief Executive Officer and Chief Financial Officer

