Form 10-K
period 2025-10-31
COFFEE HOLDING CO INC
filed 2026-01-28
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission file number: 001-32491

COFFEE HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2238111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3475 Victory Boulevard, Staten Island, New York	10314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 832-0800

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Par Value $0.001 Per Share	JVA	The Nasdaq Stock Market LLC

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Capital Market on April 30, 2025, was $17,186,147.

As of January 22, 2026, the registrant had 5,708,599 shares of common stock, par value $0.001 per share, outstanding.

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

Corporate History

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

On October 7, 2025, the Company announced its plan to close its Comfort Foods manufacturing facility located in North Andover, Massachusetts (the “Comfort Foods facility”). The closure of the Comfort Foods facility was completed by the end of October 2025. The Company originally acquired the Comfort Foods business in 2017, which included the related Harmony Bay brand and the operations conducted at this facility.

The decision to cease operations was based on the continued decline in sales of certain regional brands and the shift by major retailers toward national branded products, which reduced the profitability of the Comfort Foods facility. In connection with this closure, production activities previously performed at the Comfort Foods facility will be transitioned to the Company’s Second Empire, LLC (“Second Empire”) facility located in Port Chester, New York. The Company expects that consolidating manufacturing operations into a single East Coast production hub will enhance operational efficiency and reduce duplicative overhead costs.

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

On November 11, 2024, the Company purchased all of the assets of Empire Coffee Company (“Empire Coffee”) for $800,000 in a Uniform Commercial Code (“UCC”) Chapter 9 sale (the “Second Empire Acquisition”). The assets purchased consisted of accounts receivable, inventory, equipment, the customer list and all intellectual property. To facilitate the purchase, Coffee Holding created a new wholly owned subsidiary named Second Empire, LLC. Operations will be conducted by Second Empire. The operations of Second Empire will include roasting and packing for current Coffee Holding customers as well as customers of Empire Coffee.

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

Recent Developments

In December 2025, the Company invested $850,000 in The Ryl Company LLC pursuant to a subscription agreement in exchange for a non-controlling minority interest. The investment is passive in nature, and the Company does not participate in management or operations of The Ryl Company LLC.

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

Management Has Extensive Experience in the Coffee Industry. Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President – Operations, have worked with Coffee Holding for 44 and 46 years, respectively. During this period, the Company has successfully navigated varying cycles in both the coffee industry and macro economy. David Gordon is an original member of the Specialty Coffee Association of America. We believe that our employees and management are dedicated to our vision and mission, which is to produce high quality products, as well as to provide quality and responsive service to our customers.

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

Branded Coffee. We roast and blend our branded coffee according to our own recipes and package the coffee at our facilities in La Junta, Colorado. We then sell the packaged coffee under our brand labels to supermarkets, wholesalers and individually-owned stores throughout the United States.

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

Raw Materials

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Over the past five years, the average price per pound of coffee beans ranged from approximately $0.9270 to $3.4835. The price for coffee beans on the commodities market as of October 31, 2025, and 2024 was $3.92 and $2.46 per pound, respectively. Specialty green coffee, unlike most coffee, is not tied directly to the commodities cash markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase. We are a licensed Fair Trade dealer for Fair Trade certified coffee. Fair Trade certified coffee helps small coffee farmers to increase their incomes and improve the prospects of their communities and families by guaranteeing farmers a minimum price of ten cents above the current market price. Our North Andover plant that is operated by our Comfort Foods division is certified organic by the Organic Crop Improvement Association (OCIA). All of our specialty green coffees, as well as all of the other coffees we import for roasting, are subject to multiple levels of quality control.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Supply and price can be affected by factors such as weather, politics, tariffs, currency fluctuations and economics within the countries that export coffee. Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. Drastic or prolonged increases in coffee prices may also adversely impact our business as it could lead to a decline in overall consumption of coffee. Similarly, rapid decreases in the cost of coffee beans may force us to lower our sale prices before realizing cost reductions in our purchases.

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

Risks Related to our Company

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

Adverse global conditions, including tariffs and economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform. tariffs, or changes to existing trade agreements or tax conventions, or inflation, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our products, reduced licensing renewals, customer disruption or foreign currency fluctuations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine and the resulting prolonged conflict and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

We had one customer that accounted for greater than 10% of our net sales during each of the 2025 and 2024 fiscal years, and such customer was the same in both periods. We generally do not enter long-term contracts with most of our customers. Accordingly, some of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of, or reduction in sales to any of our customers to which we sell a significant amount of our products or any material adverse change in the financial condition of such customers would negatively affect our revenues and decrease our earnings.

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

From time to time, we utilize borrowings under our credit facility in connection with operations. All amounts under this line of credit will become due on June 28, 2026. There is no assurance that it will be renewed. Outstanding debt could have significant negative consequences to the holders of our securities, including the following:

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

If there was a significant interruption in the operation of our Colorado or New York facilities, we may not have the capacity to service all of our customers and we may not be able to service our customers in a timely manner, thereby reducing our revenues and earnings.

We are dependent on the continued operations of our Colorado and New York coffee roasting and distribution facilities. Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our systems and lead to degradations in performance or systems failure. Although we continually review and consider upgrades to our order fulfillment infrastructure and provide for system redundancies to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our order fulfillment infrastructure, our ability to grow may be constrained. As a result, our revenues and earnings could be materially adversely affected.

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

Risks Related to the Coffee Industry

Increases in the cost of high quality Arabica or Robusta coffee beans could reduce our gross margin and profit.

Green coffee is our largest single cost of sales. Coffee is a traded commodity and, in general, its price can fluctuate depending on:

●	outside speculative influences such as indexed and algorithmic commodity funds;
●	weather patterns in coffee-producing countries;
●	economic and political conditions affecting coffee-producing countries, including acts of terrorism in such countries;
●	foreign currency fluctuations;
●	disruptions in our supply chain; and
●	trade regulations and restrictions (like tariffs) between coffee-producing countries and the United States.

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

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations. For example, U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the materially adverse impact of tariff increases on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers. The scope of the tariffs and the rates at which they are implemented may continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages that could impact our ability to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition to the increase in coffee costs, we are exposed to cost fluctuation in other commodities, including, in particular, steel, natural gas and gasoline. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

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

Members of the Gordon family, including Andrew Gordon, our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and David Gordon, our Executive Vice President and Secretary, own, in the aggregate, approximately 23.1% of our outstanding shares of common stock. As a result, the Gordon family is able to influence the actions that require stockholder approval, including:

●	the election of our directors;
●	the amendment of our charter documents; and
●	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Gordon family’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

The market price of our common stock has been volatile over the year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. Over the past fiscal year, our common stock has traded as low as $2.75 and as high as $9.93 per share. We cannot predict the price at which our common stock will trade in the future, and the price of our common stock may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this Annual Report.

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

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We believe that we have not experienced any cybersecurity incidents in the fiscal year ended October 31, 2025 that have materially affected us, including our operations, business strategy, results of operations or financial condition.

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

During the year, we leased production, warehouse and office space in North Andover, MA and paid annual rent of approximately $250,000. In October 2025, we ceased operations of our Comfort Foods manufacturing subsidiary and exited the leased production, warehouse, and office facility located at 25 Commerce Way, North Andover, Massachusetts.

We lease production, warehouse and office space in Burlington, Washington. We pay an annual rent of approximately $55,000 under the terms of a lease, which expires in December 2026.

We own a 50,000 square foot facility located at 27700 Frontage Road in La Junta, Colorado used for office and warehouse space.

In connection with the acquisition of Empire Coffee on November 6, 2024, we entered into a lease located at 21 Grace Church Street, Port Chester, New York. We pay an annual rent of approximately $840,000 under the terms of the lease which expires November 2028.

We also use a variety of independent, bonded commercial warehouses to store our green coffee beans. The Company pays for these warehouses based on the specific square footage used and can adjust depending on storage needs. Our management believes that our facilities are adequate for our current operations and for our contemplated operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock trades on the Nasdaq Capital Market under the symbol “JVA.” To date, we have not paid cash dividends on our common stock. However, our board of directors has declared that it intends to issue a dividend on or about February 26, 2026 of $0.08 per share to shareholders of record as of February 10, 2026.

As of January 22, 2026, we had 156 holders of record.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in the fiscal year ended October 31, 2025.

Repurchase of Securities

The Company did not purchase any shares of its common stock during the fiscal year ended October 31, 2025.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this Annual Report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this Annual Report and management’s expectations and projections about future events, including, among other things:

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

Revenue is recognized when control of goods transfers to the customer at an amount that reflects the consideration the Company expects to receive. Applying ASC 606 requires judgment in identifying performance obligations, determining the transaction price, and estimating variable consideration such as rebates, discounts, and returns. These estimates are based on historical experience, current contractual terms, and expectations of future outcomes, and changes in these assumptions could impact the timing and amount of revenue recognized.

RESULTS OF OPERATIONS

Year Ended October 31, 2025 (Fiscal Year 2025) Compared to the Year Ended October 31, 2024 (Fiscal Year 2024)

Net Sales. Net sales totaled $96,283,547 for the fiscal year ended October 31, 2025, an increase of $17,721,249, or 23%, from $78,562,298 for the fiscal year ended October 31, 2024. The increase in net sales was due to an increase of sales to our legacy customers along with incremental sales to several significant new customers during the second half of the year.

Cost of Sales. Cost of sales for the fiscal year ended October 31, 2025 was 80,868,881, or 84% of net sales, as compared to $62,520,529, or 80% of net sales, for the fiscal year ended October 31, 2024. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the fiscal year ended October 31, 2025, the net result of our hedging activities resulted in a gain of approximately $1.8 million, and for the fiscal year ended October 31, 2024, the net result of our hedging activities resulted in a gain of approximately $1.6 million. The increase in cost of sales was due to higher sales volume, increased salaries, higher packaging material costs, and the impact of tariffs, partially offset by the hedging activities discussed above.

Gross Profit. Gross profit for the fiscal year ended October 31, 2025 was $15,414,666, a decrease of $627,103 from $16,041,769 for the fiscal year ended October 31, 2024. Gross profit as a percentage of net sales decreased to 16% for the fiscal year ended October 31, 2025, from 20% for the fiscal year ended October 31, 2024. The decrease in gross profit percentage was attributable to tariff costs in the current year.

Operating Expenses. Total operating expenses increased by $184,095 to $13,262,306 for the fiscal year ended October 31, 2025, from $13,078,211 for the fiscal year ended October 31, 2024. Selling and administrative expenses decreased from $12,457,268 for the year ended October 31, 2024, to $12,418,640 for the fiscal year ended October 31, 2025. Overall operating expenses remained consistent year over year.

Other Income (Expense). Other income (expense) for the fiscal year ended October 31, 2025 was $(231,232), a decrease of $335,573 from other income of $104,341 for the fiscal year ended October 31, 2024. The decrease in other income of $335,573 was attributable to the gain recognized on the extinguishment of the lease in the prior year.

Income Before Provision For Income Taxes. We had an income of $1,921,128 before income taxes for the fiscal year ended October 31, 2025 compared to income of $3,067,899 for the fiscal year ended October 31, 2024, resulting in a net change of $1,146,771 for the year ended October 31, 2025. The decrease was primarily attributable to increased costs associated with tariffs on imported goods, which negatively impacted margins during the fiscal year ended October 31, 2025, as well as operating losses incurred by Second Empire following its acquisition in November 2024.

Income Taxes. Our expense for income taxes for the fiscal year ended October 31, 2025 totaled $517,689, compared to an expense of $849,885 for the fiscal year ended October 31, 2024. The change was attributable to the difference in the income for the fiscal year ended October 31, 2025 versus the fiscal year ended October 31, 2024.

Net Income. We had net income of $1,403,439, or $0.25 of per share basic and diluted, for the fiscal year ended October 31, 2025 compared to net income of $2,218,014, or $0.39 per share basic and diluted, for the fiscal year ended October 31, 2024. The change in net income was due to our results of operations as described above.

Liquidity and Capital Resources

As of October 31, 2025, we had working capital of $22,633,292, which represented a $1,106,309 increase from our working capital of $21,526,983 as of October 31, 2024. Our working capital increase was primarily due to the increase in inventories and accounts receivable.

On April 25, 2017, we and OPTCO (together with us, collectively referred to herein as the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) and Amended and Restated Loan Facility (the “A&R Loan Facility”) with Sterling National Bank (“Sterling”), which was later acquired by Webster Financial Corp. (“Webster”), which consolidated (i) the financing agreement between us and Sterling, dated February 17, 2009, as modified, (the “Company Financing Agreement”) and (ii) the financing agreement between us, as guarantor, OPTCO and Sterling, dated March 10, 2015 (the “OPTCO Financing Agreement”), amongst other things.

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

For the fiscal year ended October 31, 2025, our operating activities used net cash of $5,018,989 as compared to the fiscal year ended October 31, 2024 when operating activities provided net cash of $5,431,211. The decrease primarily relates to increases to inventory and accounts receivable.

For the fiscal year ended October 31, 2025, our investing activities used net cash of $1,710,162 as compared to the fiscal year ended October 31, 2024 when net cash provided by investing activities was $2,843,069. The change is primarily attributable to capital expenditures related to leasehold improvements at the Second Empire location, as well as equipment purchases and the acquisition of Second Empire.

For the fiscal year ended October 31, 2025 our financing activities had net cash used of $6,050,000 compared to net cash used in financing activities of $9,627,234 for the fiscal year ended October 31, 2024. The year-over-year change in cash flows from financing activities was primarily attributable to activity on the Company’s line of credit.

We expect to fund our operations, including paying our liabilities, funding capital expenditures and making required payments on our indebtedness, through October 31, 2026 with cash provided by operating activities and the use of our credit facility.

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

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of October 31, 2025 and the periods covered under this Annual Report on Form 10-K.

Material Weakness Over Financial Reporting

We determined that there were inappropriate system access controls over the financial reporting system. These controls were not designed to prevent or detect unauthorized changes to source information or implement an appropriate level of segregation of duties. Accordingly, management has determined that this control deficiency constituted a material weakness.

We also concluded that we lacked adequate controls with respect to recording year end accruals for vendor liabilities. Accordingly, management has determined that this control deficiency constituted a material weakness.

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the fiscal year ended October 31, 2025 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weakness

To remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

●	Enhance system access controls and segregation of duties through role-based access restrictions and periodic user access reviews.
●	Strengthen year-end financial close and review procedures, including formalized controls over vendor accruals.

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

Changes in Control Over Financial Reporting. Based on the evaluation of our management and except as described above, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors and Management

Name	Age(1)	Term Expires	Position(s) Held With Coffee Holding	Director Since
Andrew Gordon	64	2027	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997
Daniel Dwyer	69	2027	Director	1998
Barry Knepper	75	2027	Director	2005
Gerard DeCapua	64	2028	Director	1997
George F. Thomas	77	2028	Director	2016
David Gordon	60	2026	Executive Vice President — Operations, Secretary and Director	1995
John Rotelli	67	2026	Director	2005

(1) As of January 22, 2026

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his present position for at least the last five years.

Andrew Gordon has been the Chief Executive Officer, President, Treasurer and a director of Coffee Holding since 1997 and its Chief Financial Officer since November 2004. He is responsible for managing Coffee Holding’s overall business and has worked for Coffee Holding for over 38 years, previously as a Vice President from 1993 to 1997. Mr. Gordon has worked in all capacities of Coffee Holding’s business and serves as the direct contact with its major private label accounts. Mr. Gordon received his Bachelor of Business Administration degree from Emory University. He is the brother of David Gordon. Through his experience as President and Chief Executive Officer of the Company, as well as his over 38 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive experience with, and institutional knowledge of, Coffee Holding and the industry is an integral contribution to Coffee Holding’s current successes and its ability to grow and flourish in the industry.

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

Barry Knepper has served as a director of Coffee Holding since 2005. From July 2004 to the present, Mr. Knepper has been the President and Chief Executive Officer of Royalty Recovery Group, Inc., management consultant and auditors. Mr. Knepper was the Chief Financial Officer for TruFoods Corporation, a growth oriented franchise management company from April 2001 through December 2004. From January 2000 through March 2001, he was the Chief Financial Officer of Offline Entertainment, an early stage television and motion picture production company. From 1982 through 1999, he served as the Chief Financial Officer of Unitel Video, Inc., a formerly publicly-traded nationwide high tech service company in the television, film and new media fields. We believe that Mr. Knepper’s diversified financial, accounting and business expertise provide him with the qualifications and skills to serve as a director.

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

George F. Thomas has served as a director of Coffee Holding since 2016. Mr. Thomas has over 38 years of domestic and international corporate business experience in top management positions. Since February 2007, Mr. Thomas has served as a Principal at Radix Consulting Corporation, a consulting firm which provides specialized advice in the field of electronic payments. From 1981 through 2007, Mr. Thomas served in a number of positions at The Clearing House Payments Company L.L.C., a limited liability company which operates electronic payment systems, including such positions as Executive Vice President of the Payments Services Division, President of the Electronic Payments Network, Senior Vice President of Business Development and Information Technology and Vice President of Technical Services and Systems Development. Since 2007, Mr. Thomas has served as a director of eGistics, Inc., a provider of cloud-based document and data management solutions which was acquired by Top Image Systems, Ltd. in 2014. We believe that Mr. Thomas’ financial and business experience provide him with the qualifications and skills to serve as a director.

David Gordon has been the Executive Vice President — Operations, Secretary and a director of Coffee Holding since 1995. He is responsible for managing all aspects of Coffee Holding’s roasting and blending operations, including quality control, and has worked for Coffee Holding for 40 years, previously as an Operating Manager from 1989 to 1995. He is a charter member of the Specialty Coffee Association of America, or SCAA. Mr. Gordon attended Baruch College in New York City. He is the brother of Andrew Gordon. Through his 39 years of service with the Company, Mr. Gordon has demonstrated the requisite qualifications and skills necessary to serve as an effective director. We believe Mr. Gordon’s extensive institutional knowledge and leadership are invaluable to Coffee Holding’s current and future successes. Mr. Gordon’s leadership, as demonstrated by the launch of the Specialty Green segment of the business as well as the founding of the SCAA, is a valuable resource for Coffee Holding’s business development and future strategy.

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

The Board held one meeting during the fiscal year ended October 31, 2025. Except as set forth below, each director serving during the fiscal year ended October 31, 2025 attended at least 75 percent of the meetings of the Board, plus meetings of committees on which each such director served during the respective fiscal years.

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

Committees of the Board

The Board of Coffee Holding has established the following committees:

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Audit Committee are independent directors as defined under Nasdaq’s listing standards. Gerard DeCapua, Barry Knepper and George F. Thomas serve as members of the Audit Committee with Barry Knepper serving as its chairman. The Board has determined that Barry Knepper qualifies as an audit committee financial expert as that term is defined by SEC regulations. The Audit Committee held four meetings during the fiscal year ended October 31, 2025, and acted by written consent on one occasion.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of the President and Chief Executive Officer of Coffee Holding and makes recommendations in that regard to the Board as a whole. The Board has adopted a written charter for the Compensation Committee, which is available on our website at www.coffeeholding.com under “Investor Relations - Corporate Governance.” All members of the Compensation Committee are independent directors as defined under Nasdaq’s listing standards. Barry Knepper, John Rotelli and George F. Thomas serve as members of the Compensation Committee, with John Rotelli serving as its chairman. The Compensation Committee held one meeting during the fiscal year ended October 31, 2025, and acted by written consent one time.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in Article II, Section 11 of our Bylaws and applies the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards. Gerard DeCapua, John Rotelli and George F. Thomas serve as members of the Nominating and Corporate Governance Committee, with Gerard DeCapua serving as its chairman. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at www.coffeeholding.com under “Investor Relations – Corporate Governance.” The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended October 31, 2025, and acted by written consent one time.

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

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the fiscal years ended October 31, 2025 and 2024 of the individuals who served as President, Chief Executive Officer, Chief Financial Officer and Treasurer (Andrew Gordon) and Executive Vice President — Operations and Secretary (David Gordon). We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Option Awards	Non-Equity Incentive Compensation	Deferred Compensation Earning	All Other Compensation (2)	Total
Andrew Gordon, President, Chief Executive Officer	2025	$391,000	$9,000	$-	$-	$-	$36,432	$436,432
Chief Financial Officer and Treasurer	2024	$288,000	$-	$-	$-	$-	$36,432	$324,432

David Gordon, Executive Vice President –	2025	$265,000	$9,000	$-	$-	$-	$69,684	$343,684
Operations and Secretary	2024	$268,000	$-	$-	$-	$-	$69,684	$337,684

(1) The figures shown represent amounts earned for the fiscal year, whether or not actually paid during such year.

(2) The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figures shown for Andrew Gordon include $15,751 and $10,996 in employer contributions to the 401(k) plan for 2025 and 2024, respectively, and health insurance premiums of $15,940 and $25,436 for 2025 and 2024, respectively. The figures shown for David Gordon include $9,372 and $9,554 for business car expenses in 2025 and 2024, respectively; $10,039 and $7,951 in employer contributions to the 401(k) plan for 2025 and 2024, respectively, and health insurance premiums of $32,645 and $52,179 for 2025 and 2024, respectively.

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

As the 2013 Equity Compensation Plan does not allow for grants to be made after the 10 anniversary of the plan, no new grants have been permitted since February 2023 and, therefore, during the years ended October 31, 2025, and October 31, 2024 we did not grant any stock option awards to the Named Executive Officers.

Implementation for Fiscal Year 2025

For the 2025 fiscal year, Andrew Gordon initially received a base salary of $274,000. Effective March 1, 2025, his base salary was increased to $450,000. Andrew Gordon received an annual bonus of $9,000. David Gordon received a base salary of $265,000 and an annual bonus of $9,000. For the 2024 fiscal year, Andrew Gordon received a base salary of $288,000 and an annual bonus of $0. David Gordon received a base salary of $268,000 and an annual bonus of $0.

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

The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The amounts were $129,646 and $121,386 as of October 31, 2025, and October 31, 2024, respectively, and are included in Deposits and other assets in the accompanying balance sheets.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of our Named Executive Officers as of October 31, 2025.

	Number of Securities Underlying Unexercised Options			Option exercise	Option expiration
Name	Exercisable		Unexercisable	price	date
Andrew Gordon	349,000	(1)	-	$5.43	4/18/2029
David Gordon	281,000	(1)	-	$5.43	4/18/2029

(1) Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to its 2013 Equity Compensation Plan.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under our existing equity compensation plans as of October 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	921,000	$5.43	-
Equity compensation plans not approved by stockholders	-	$-	-
Total	921,000	$5.43	-

*During the years ended October 31, 2025 and 2024, employees forfeited 0 and 79,000 stock options, respectively.

DIRECTOR COMPENSATION

Non-employee directors receive $800 per Board meeting and committee meeting attended in person and $400 per each Board meeting and committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at Board and committee meetings.

Total directors’ meeting and committee fees for the fiscal years ended October 31, 2025 and 2024, were $9,600 and $13,600, respectively. We do not compensate our employee directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Amended and Restated Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by our non-employee directors during the 2025 fiscal year.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash (1) ($)	Stock Options(2)	All Other Compensation ($)	Total ($)
Gerard DeCapua	$3,200	$-	$-	$3,200
Daniel Dwyer	$-	$-	$-	$-
Barry Knepper	$3,200	$-	$-	$3,200
John Rotelli	$800	$-	$-	$800
George F. Thomas	$2,400	$-	$-	$2,400

(1) Meeting fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2) The total number of shares of common stock covered by stock options held by each non-employee director at October 31, 2025 were as follows:

No. of Shares
Gerard DeCapua	100
Daniel Dwyer	5,900
Barry Knepper	22,172
John Rotelli	6,548
George F. Thomas	5,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of Coffee Holding’s common stock, par value $0.001 per share, beneficially owned by (i) each person known to be the owner of 5% or more of our common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all directors and executive officers of Coffee Holding as a group, as of January 22, 2026. The percent of common stock outstanding was based on a total of 5,708,599 shares of Coffee Holding’s common stock outstanding as of January 22, 2026. Except as otherwise indicated, each person shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his name. The address for each person shown in the table is c/o Coffee Holding Co., Inc., 3475 Victory Boulevard, Staten Island, New York 10314, unless otherwise indicated.

Name	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding (%)(1)
Directors and Executive Officers
Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	661,750	(2)	11.6%
David Gordon	Executive Vice President — Operations, Secretary and Director	655,037	(3)	11.5%
Gerard DeCapua	Director	14,100	(4)	*
Daniel Dwyer	Director	19,900	(5)	*
Barry Knepper	Director	36,172	(6)	*
John Rotelli	Director	20,548	(7)	*
George F. Thomas	Director	8,600	(8)	*
All directors and executive officers as a group (7 persons)		1,416,107		24.4%
5% or More Holders
Renaissance Technologies LLC		443,764	(9)	5.5%

* Less than 1%

(1) Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Shares of common stock subject to stock options that are exercisable currently or within 60 days of January 22, 2026, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.

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

(9) Includes shares of common stock beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RTHC’s majority ownership of Renaissance Technologies LLC (“RTC”). The principal business address of both RTHC and RTC is 800 Third Avenue, New York, New York 10022. All information regarding RTHC is based on information disclosed in a statement on Schedule 13G/A filed with the SEC on November 13, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since November 1, 2023 and all currently proposed transactions, to which JVA has been a participant, in which:

●	The amounts exceeded or will exceed the lesser of $120,000 or one percent of the average of JVA’s total assets at year-end for the last two completed fiscal years; and

●	Any of the directors, executive officer or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

See Part III, Item 10. “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal years 2025 and 2024

The following table summarizes the fees for professional services rendered by CBIZ CPAs P.C. and Marcum LLP (collectively, “Auditors”), which have been the Company’s independent registered public accounting firm for the fiscal years ended October 31, 2025 and 2024, respectively. On November 1, 2024, CBIZ CPAs P.C. acquired the non-attest business of Marcum LLP.

	Fiscal Year
	2025	2024
Audit Fees (1)	$403,000	265,000
Tax Fees	-	40,000
All Other Fees	-	50,000
Total	$403,000	355,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Annual Report

(1) Financial Statements

The financial statements and related notes, together with the reports of CBIZ CPAs P.C. and “Marcum LLP” appear at pages F-1 through F-22 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules

None.

(3) List of Exhibits

(a) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below. Exhibits incorporated by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 1997, by and among Transpacific International Group Corp. and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 10, 1997.
2.2	Asset Purchase Agreement, dated February 4, 2004, by and between Coffee Holding Co., Inc. and Premier Roasters LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2004.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on May 2, 2005.
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2023).
4.1	Form of Stock Certificate of the Company (incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed on June 24, 2004.
4.2	Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).
10.1	Trademark License Agreement, dated February 4, 2004, between Del Monte Corporation and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended April 30, 2004 filed on August 26, 2004.

10.2	First Amendment to Trademark License Agreement, dated January 4, 2013, by and between Del Monte Corporation and Coffee Holding Co., Inc. Certain portions of Exhibit 10.4 were omitted based upon approval of the Company’s request for confidential treatment. The omitted portions were filed separately with the SEC on a confidential basis (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 filed on January 28, 2013.
10.3	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and Andrew Gordon (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on April 16, 2008.
10.4	Amended and Restated Employment Agreement, dated April 11, 2008, by and between Coffee Holding Co., Inc. and David Gordon (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on April 16, 2008.
10.5	Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2005.
10.6	2013 Equity Compensation Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on February 28, 2013.
10.7	Amended and Restated Loan and Security Agreement, dated April 25, 2017, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).
10.8	Guaranty Agreement, dated April 25, 2017, made by each of Sonofresco, LLC and Comfort Foods, Inc in favor of Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017).
10.9	Loan Modification Agreement and Waiver, dated March 23, 2018, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018).
10.10	Form of Incentive Stock Option Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2019).
10.11	Form of Non-Qualified Stock Option Award Agreement to the Company’s 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2019).
10.12	Loan Modification Agreement and Waiver, dated March 13, 2020, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2020).
10.13	Lease, dated September 22, 2021, by and among Coffee Holding Co., Inc. and Our Two Buddies, LLC, TANJ Properties, LLC and VGM Realty Services, LLC (incorporated herein by reference to Exhibit 10.26 (listed as Exhibit 10.6) to the Company’s Annual Report on Form 10-K filed on January 31, 2022).

10.14	Loan Modification Agreement, dated June 28, 2022, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).
10.15	Loan Modification Agreement, dated March 15, 2023, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).
10.16	Loan Modification Agreement, dated June 27, 2024, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2024).
10.17	Eleventh Loan Modification Agreement and Limited Consent, dated April 17, 2025, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank, National Association (incorporated herein by referent to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 13, 2025).
10.18	Lease, dated November 7, 2024, by and between Coffee Holding Co., Inc. and 21 Grace Church Street Realty LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on January 31, 2025)
10.19	Commencement Date Agreement, dated November 7, 2024, by and between Coffee Holding Co., Inc. and 21 Grace Church Street Realty LLC. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on January 31, 2025)
10.20	Secured Creditor Sale Agreement, dated November 6, 2024, by and between Second Empire, LLC and Bridge Business Credit, LLC. (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on January 31, 2025)
21.1	List of Significant Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on January 31, 2025)
23.1	Consent of CBIZ CPAs P.C.*
23.2	Consent of Marcum LLP*
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Coffee Holding Co., Inc. Compensation Recovery Plan (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 9, 2024).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2026.

COFFEE HOLDING CO., INC.

By:	/s/ Andrew Gordon
Andrew Gordon
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gordon	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	January 28, 2026
Andrew Gordon	(principal executive officer and principal financial and accounting officer)

/s/ David Gordon	Executive Vice President – Operations, Secretary and Director	January 28, 2026
David Gordon

/s/ Gerard DeCapua	Director	January 28, 2026
Gerard DeCapua

/s/ Daniel Dwyer	Director	January 28, 2026
Daniel Dwyer

/s/ Barry Knepper	Director	January 28, 2026
Barry Knepper

/s/ John Rotelli	Director	January 28, 2026
John Rotelli

/s/ George Thomas	Director	January 28, 2026
George Thomas

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025, and the results of its operations and its cash flows for the year ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2013 to 2021 and subsequently reappointed in 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

January 28, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Coffee Holding Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Coffee Holding Co., Inc. (the “Company”) as of October 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and the results of its operations and its cash flows for the year ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013 to 2021 and subsequently reappointed in 2022 through February 2025.

New York, NY

January 31, 2025

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2025 AND 2024

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$701,872	$1,381,023
Accounts receivable, net of allowances of $313,000 and $144,000 for 2025 and 2024	12,093,251	9,367,338
Inventories	20,446,481	15,705,984
Due from broker	1,424,036	1,466,059
Prepaid expenses and other current assets	594,360	167,207
Prepaid and refundable income taxes	180,916	285,439
TOTAL CURRENT ASSETS	35,440,916	28,373,050

Building, machinery, and equipment, net	3,463,072	3,221,865
Customer list and relationships, net of accumulated amortization of $316,250 and $285,750 for 2025 and 2024, respectively	123,750	154,250
Trademarks and tradenames	327,000	327,000
Equity method investments	39,651	39,651
Right of use asset	2,084,175	1,166,537
Deferred income tax assets - net	229,899	592,398
Deposits and other assets	339,909	135,937
TOTAL ASSETS	$42,048,372	$34,010,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,641,836	$5,743,899
Line of credit	6,050,000	-
Due to broker	303,813	794,804
Lease liabilities - current portion	811,975	307,364
TOTAL CURRENT LIABILITIES	12,807,624	6,846,067

Lease liabilities - long term	1,530,096	865,668
Deferred compensation payable	129,646	121,386
TOTAL LIABILITIES	14,467,366	7,833,121

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	$-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for 2024 and 2023; 5,708,599 shares outstanding for 2025 and 2024	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	13,113,314	11,709,875
Less: common stock held in treasury, at cost; 925,331 shares for 2025 and 2024	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	$27,581,006	$26,177,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,048,372	$34,010,688

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2025 AND 2024

	2025	2024
NET SALES	96,283,547	78,562,298
COST OF SALES	80,868,881	62,520,529
GROSS PROFIT	$15,414,666	16,041,769

OPERATING EXPENSES:
Selling and administrative	12,418,640	12,457,268
Officers’ salaries	843,666	620,943
TOTAL	13,262,306	13,078,211

INCOME FROM OPERATIONS	2,152,360	2,963,558

OTHER INCOME (EXPENSE):
Interest income	20	34,430
Gain on extinguishment of lease	-	210,567
Other income	10,000	99,734
Interest expense	(241,252)	(240,390)
TOTAL	(231,232)	104,341
INCOME BEFORE INCOME TAX	1,921,128	3,067,899

Income Tax Provision	517,689	849,885
NET INCOME	1,403,439	2,218,014

Basic and diluted income per share	0.25	0.39
Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2025 AND 2024

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance October 31, 2023	5,708,599	6,634	925,331	(4,633,560)	19,094,618	9,491,861	(244,462)	23,715,091
Write off of investment in Generations	-	-	-	-	-	-	244,462	244,462
Net income	-	-	-	-	-	2,218,014	-	2,218,014
Balance, October 31, 2024	5,708,599	6,634	925,331	(4,633,560)	19,094,618	11,709,875	-	26,177,567
Net income	-	-	-	-	-	1,403,439	-	1,403,439
Balance, October 31, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	13,113,314	-	27,581,006

See Notes to Consolidated Financial Statements

COFFEE HOLDING CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2025 AND 2024

	2025	2024
OPERATING ACTIVITIES:
Net income	1,403,439	2,218,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	699,455	610,016
Unrealized loss on commodities – net	(448,969)	(617,902)
Loss on equity method investments	-	25
Loss on impairment of ROU asset	209,986	-
Gain on extinguishment of lease liability	-	(210,567)
Amortization of right-of-use asset	785,957	315,414
Bad debt expense	197,903
Write off in Investment in Generations	-	(99,734)
Deferred income taxes	362,499	749,009

Changes in operating assets and liabilities:
Accounts receivable	(2,392,231)	(1,384,306)
Inventories	(4,472,081)	3,280,555
Prepaid expenses and other current assets	(427,153)	246,545
Prepaid and refundable income taxes	104,523	80,437
Deposits and other assets	(203,972)	(6,414)
Accounts payable and accrued expense	(102,063)	538,321
Change in lease liabilities	(744,542)	(288,202)
Deferred compensation payable	8,260	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,018,989)	5,431,211

INVESTING ACTIVITIES:
Acquisition of Second Empire	(800,000)	-
Cash paid for leasehold improvements	(718,570)	-
Purchases of building, machinery and equipment	(191,592)	(306,931)
Proceeds from sale of investment	-	3,150,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,710,162)	2,843,069

FINANCING ACTIVITIES:
Proceeds from bank line of credit	9,650,000	-
Principal payments under bank line of credit	(3,600,000)	(9,620,000)
Principal payments on note payable	-	(7,234)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,050,000	(9,627,234)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(679,151)	(1,352,954)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,381,023	2,733,977
CASH AND CASH EQUIVALENTS, END OF YEAR	701,872	1,381,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Cash paid for income taxes	-	112,294
Interest paid	199,599	286,754

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use asset	2,113,581	633,824
Initial recognition of operating lease liabilities	2,113,581	632,490

See Notes to Consolidated Financial Statements

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

The Company’s private label and branded coffee sales are primarily to customers that are located throughout the United States with limited sales in Canada and certain countries in Asia. Such customers include supermarkets, wholesalers, and individually-owned and multi-unit retailers. The Company’s unprocessed green coffee, which includes over 90 specialty coffee offerings, is sold primarily to specialty gourmet roasters and to coffee shop operators in the United States with limited sales in Australia and Canada.

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

Liquidity

The Company’s line of credit will become due June 28, 2026 (see Note 7). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of October 31, 2025, the Company is in compliance with those financial covenants. The Company is in a net income position for the year ended October 31, 2025 of $1.4 million and a net working capital surplus of $22.6 million. The Company maintained a line of credit with an outstanding balance of approximately $6 million during the year; however, this borrowing capacity was supported by a substantially larger asset base, including approximately $20 million of inventory and $12 million of accounts receivable. The line of credit is collateralized by, and borrowed against, eligible inventory and accounts receivable under the terms of the agreement. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within the twelve months from the date the consolidated financial statements are issued.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco LLC (“SONO”), Comfort Foods, Inc. (“CFI”), which closed its manufacturing facility in October 2025, and Second Empire, LLC (“Second Empire”). All inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and comply with SEC reporting requirements.

USE OF ESTIMATES:

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include depreciable lives for long-lived assets, and valuation of indefinitely lived intangible assets impairment testing. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists primarily of unrestricted cash on deposits and securities with an original maturity of 3 months or less at financial institutions and brokerage firms.

ACCOUNTS RECEIVABLE:

Trade accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current customer conditions, reasonable forecasts, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated credit losses through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The reserve for sales discounts represents the estimated discount that customers will take upon payment. The reserve for other allowances represents the estimated amount of returns, slotting fees and volume based discounts estimated to be incurred by the Company from its customers. The allowances are summarized as follows:

	2025	2024
Allowance for credit losses	234,000	65,000
Reserve for other allowances	35,000	35,000
Reserve for sales discounts	44,000	44,000
Totals	313,000	144,000

INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or net realizable value, including provisions for obsolescence commensurate with known or estimated exposures. There are no reserves for obsolescence as of October 31, 2025, and 2024.

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

The Company recorded realized and unrealized gains and losses on these contracts as follows. Both realized and unrealized gains and losses are included in cost of goods sold in the accompanying financial statements.

	Year Ended October 31,
	2025	2024
Gross realized gains	4,080,063	1,968,168
Gross realized losses	(1,399,481)	(1,005,616)
Unrealized gains (losses), net	(872,613)	617,902
Total	1,807,969	1,580,454

CUSTOMER LIST AND RELATIONSHIPS:

Customer list and relationships consist of a specific customer lists and customer contracts obtained by the Company in the acquisition of OPTCO, Comfort Foods and Sonofresco which are being amortized on the straight-line method over their estimated useful life of twenty years. Amortization expense for the years ended October 31, 2025, and 2024 was $30,500.

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

During the years ended October 31, 2025 and 2024, the Company’s management concluded that no impairment charge was necessary during the years then ended.

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

During the year ended October 31, 2025, the Company recorded an impairment charge related to the Comfort lease as the Company vacated the facility prior to the end of the lease term and expects to incur approximately $200,000 of remaining lease obligations. During the years ended October 31, 2024, the Company recorded no impairment charges related to amortizable intangible assets, buildings, machinery and equipment.

ADVERTISING:

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations totaled $70,751 and $32,455 for the years ended October 31, 2025 and 2024, respectively.

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

EARNINGS PER SHARE:

Basic (loss) earnings per common share was computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of common shares issuable upon exercise of potential sources of dilution. The Company has 921,000 options outstanding which have not been included in the calculation of diluted earnings per share because they are anti-dilutive.

The weighted average common shares outstanding used in the computation of basic and diluted (loss) earnings per share were 5,708,599 for the years ended October 31, 2025 and 2024.

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

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	A) Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

●	B) Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

●	C) Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

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

The following table presents revenues by product line for the years ended October 31, 2025 and 2024.

	2025	2024
Green	31,270,628	31,177,003
Packed	65,012,919	47,385,295
Totals	96,283,547	78,562,298

Revenue for these product lines is recognized upon shipment to the customer.

SHIPPING AND HANDLING FEES AND COSTS:

Revenue earned from shipping and handling fees is reflected in net sales. Costs associated with shipping product to customers aggregating approximately $4,000,000 and $2,700,000 for the years ended October 31, 2025 and 2024, respectively, is included in cost of sales.

CONCENTRATION OF RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and brokerage firms.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At October 31, 2025 and 2024, the Company had approximately $450,000 and $780,000 in excess of FDIC insured limits, respectively.

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

The Company’s equity method investments consist of the following:

(1) 20% interest in Healthwise Gourmet Coffees, LLC, a distributor of low acidity coffees. The initial investment in this company amounted to $100,000. The loss recognized amounted to $0 and $25 for the years ended October 31, 2025 and 2024, respectively. The carrying amount of this investment as presented on the consolidated balance sheet at October 31, 2025 and 2024 was $39,651.

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

RECENT ACCOUNTING PRONOUCEMENTS -ADOPTED:

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, primarily requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 was effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted the guidance in ASU 2023-07 on October 1, 2024, and it is being applied retrospectively to its consolidated financial statement disclosures.

RECENT ACCOUNTING PRONOUCEMENTS -NOT YET ADOPTED:

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

NOTE 3 - BUSINESS COMBINATION:

On November 6, 2024, the Company (through its wholly-owned subsidiary, Second Empire) purchased the remaining assets of Empire Coffee Company for $800,000 in a Uniform Commercial Code (“UCC”) Chapter 9 sale (the “Second Empire Acquisition”). Operations of Second Empire will include roasting and packing for current Company’s customers as well as customers of Empire Coffee. The results of Second Empire are included in the Company’s consolidated financial statements from the date of acquisition.

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

Accounts Receivable	531,585
Inventory	268,415
Total purchase price	800,000

The acquired business contributed revenues of $4,631,862 and a loss of $1,300,333 to the Company for the period from November 6, 2024 to October 31, 2025. There were no acquisition costs incurred.

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee Company had its offices and production facility.

NOTE 4 - INVENTORIES:

Inventories at October 31, 2025 and 2024 consisted of the following:

	October 31, 2025	October 31, 2024
Packed coffee	$1,767,614	$2,025,335
Green coffee	$16,551,660	11,525,118
Roasters and parts	$429,466	469,849
Packaging supplies	$1,697,741	1,685,682
Totals	$20,446,481	$15,705,984

NOTE 5 – BUILDING, MACHINERY AND EQUIPMENT:

Building machinery and equipment at October 31, 2025 and 2024 consisted of the following:

	Estimated Useful Life	2025	2024
Improvements	15-30 years	1,043,050	279,813
Building	31 years	900,321	900,321
Machinery and equipment	7 years	8,805,748	8,673,925
Furniture and fixtures	7 years	1,359,202	1,359,203
		12,108,321	11,213,262

Less: accumulated depreciation		8,645,249	7,991,397
		3,463,072	3,221,865

Depreciation expense totaled $668,955 and $579,515 for the years ended October 31, 2025 and 2024, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses at October 31, 2025 and 2024 consisted of the following:

	2025	2024
Accounts payable	2,122,567	2,944,905
Purchase accruals	3,314,607	2,408,749
Other accruals	204,662	390,245
Totals	5,641,836	5,743,899

NOTE 7 - LINE OF CREDIT:

On June 27, 2024, the Organic Trading Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into the Tenth Loan Modification Agreement with Webster Financial Corp. (“Webster”) which amended the Amended and Restated Loan and Security Agreement (“A&R Loan Agreement”) to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the twelve months ended October 31, 2025 was 6.98%.

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which, among other things, amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $6,050,000 and $0 as of October 31, 2025, and October 31, 2024, respectively.

NOTE 8 - INCOME TAXES:

The Company’s provision for income taxes in 2025 and 2024 consisted of the following:

	2025	2024
Current:
Federal	128,205	82,332
State and local	26,985	18,544
	155,190	100,876
Deferred:
Federal	293,573	611,317
State and local	68,926	137,692
	362,499	749,009

Provision for income taxes	517,689	849,885

A reconciliation of the difference between the expected income tax rate using the statutory U.S. federal tax rate and the Company’s effective tax rate is as follows:

	2025	2024
Expense (Benefit) from for tax at the federal statutory rate	398,932	644,259
Other permanent differences	2,137	23,718
Return to provision	6,083	29,959
Deferred Tax change in effective rate	26,567	6,838
State and local tax, net of federal	83,970	145,111

Expense (Benefit from) income taxes	517,689	849,885

Effective income tax rate	27%	28%

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of October 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Accounts receivable	79,565	37,051
Unrealized loss	90,792	-
Deferred rent	2,790	942
Deferred compensation	32,737	31,233
Net operating loss	-	503,413
Stock-based compensation	638,115	645,892
Inventory	120,742	93,879
Total deferred tax asset	964,741	1,312,410

Deferred tax liabilities:
Intangible assets acquired	116,330	95,347
Unrealized gain	-	132,625
Buildings, machinery and equipment	618,512	492,040
Total deferred tax liabilities	734,842	720,012

Net deferred tax asset	229,899	592,398

A valuation allowance was not provided at October 31, 2025 or 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

As of October 31, 2025 and 2024, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2025, and 2024, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Michigan, Massachusetts, Montana, New Jersey, New York, New York City, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns. The Company’s federal income tax return is no longer subject to examination by the federal taxing authority for years before fiscal 2022. The Company’s California, Colorado and New Jersey and Texas income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2022. The Company’s Oregon, New York, Kansas, South Carolina, Rhode Island, Connecticut and Michigan income tax returns are no longer subject to examination by their respective taxing authorities for the years before fiscal 2022.

As of October 31, 2025, and 2024, the Company had cumulative net operating loss carryforwards of approximately $0 and $1,956,523 respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, the Company does not expect OBBBA to have a material impact on the Company’s consolidated financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company has a 401(k) Retirement Plan, which covers all the full-time employees who have completed one year of service and have reached their 21st birthday. The Company matches 100% of the aggregate salary reduction contribution up to the first 3% of compensation and 50% of aggregate contribution of the next 2% of compensation. Contributions to the plan aggregated $114,837 and $63,095 for the years ended October 31, 2025, and 2024, respectively.

NOTE 10 - LEASES:

The following summarizes the Company’s operating leases:

	2025	2024
Right-of-use operating lease assets	2,084,175	1,166,537

Current lease liability	811,975	307,364
Non-current lease liability	1,530,096	865,668
Total lease liability	2,342,071	1,173,032

The amortization of the right-of-use asset for the years ended October 31, 2025 and 2024 was $785,957 and $315,414, respectively.

Weighted average remaining lease term	2.99
Weighted average discount rate	6.98%

Maturities of lease liabilities by year for our operating leases are as follows:

2026	955,052
2027	818,259
2028	766,322
2029	66,619
Thereafter	-
Total lease payments	2,606,252
Less: imputed interest	(264,181)
Present value of operating lease liabilities	2,342,071

The aggregate cash payments under these leasing agreements were $1,431,164 and $288,202 for the years ended October 31, 2025, and 2024, respectively.

Variable lease payments were $448,765 and $131,490 during the years ended October 31, 2025, and 2024, respectively. Operating lease costs were $982,398 and $426,200 for the years ended October 31, 2025, and 2024, respectively.

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

In October 2025, the Company ceased operations of its Comfort Foods manufacturing subsidiary and exited the leased facility located in North Andover, Massachusetts. The lease for this facility was scheduled to expire on May 31, 2028. Upon the closure of Comfort Foods, the Company determined that the right-of-use asset associated with the lease was fully impaired, as the facility would no longer be utilized in the Company’s operations. As a result, the Company recorded an impairment charge of $400,000 to write off the remaining ROU asset. Based on ongoing legal discussions with the landlord and management’s estimate of the expected settlement amount, the Company reduced the lease liability by approximately $200,000, which partially offset the impairment charge. After this adjustment, the remaining estimated lease liability is approximately $200,000, representing management’s best estimate of the Company’s remaining obligation under the lease. The related impairment charge is included in selling and administrative expenses in the consolidated statement of operations.

NOTE 11 - RELATED PARTY TRANSACTIONS:

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $129,646 and $121,386 as of October 31, 2025, and October 31, 2024, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at October 31, 2025 and October 31, 2024 was $129,646 and $121,386, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY:

a. Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the years ended October 31, 2025 and 2024.

b. Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. During the year ended October 31, 2025, no stock options were forfeited. No options were granted or expired during the years ended October 31, 2025. During the year ended October 31, 2024, 79,000 stock options were forfeited. No options were granted or expired during the years ended October 31, 2024. As of October 31, 2025, and October 31, 2024, 921,000 options, were exercisable.

The Company recorded no stock-based compensation expense for the year ended October 31, 2025 and 2024, as all stock option awards were fully vested as of the beginning of the reporting period.

NOTE 13 – CONCENTRATION OF CREDIT RISK:

The Company had one customer in fiscal year 2025 that individually exceeded 10% of consolidated net sales. Net sales to this one customer were approximately 12.6% of consolidated net sales or $12 million.

NOTE 14 – SEGMENT INFORMATION:

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

The coffee segment derives revenue from the sale of wholesale green coffee, private label coffee and branded coffee. Revenue for these product lines is recognized upon shipment to the customer. The CODM assesses performance for the coffee segment and decides how to allocate resources based on operating income that also is reported on statement of operations as consolidated income (loss) from operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the Trading Profit and Operating income table below:

	Statement of operations
	For the years ended
	10/31/2025	10/31/2024
Net sales	96,283,547	78,562,298
Cost of Goods Sold (1)	82,676,850	64,100,983
Gross Profit	13,606,697	14,461,315
Trading Profit (1)	1,807,969	1,580,454
Overhead (2)	13,262,306	13,078,211
Operating income	2,152,360	2,963,558

(1)	Trading profit is included in cost of goods sold in the consolidated statement of operations.

(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the consolidated statement of operations.

The CODM uses operating income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income (loss) used by the CODM.

NOTE 15 – SUBSEQUENT EVENTS:

In December 2025, the Company invested $850,000 in The Ryl Company LLC pursuant to a subscription agreement in exchange for a non-controlling minority interest. The investment is passive in nature, and the Company does not participate in management or operations of The Ryl Company LLC.

On January 28th, 2026, the Company’s Board of Directors approved a cash dividend of $0.08 per share, representing one-third of net income. The dividend is payable on or about February 26, 2026, to shareholders of record as of February 10, 2026.

