Form 10-Q
period 2026-01-31
COFFEE HOLDING CO INC
filed 2026-03-16
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2026

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at March 11, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	October 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,746,491	$701,872
Accounts receivable, net of allowances of $313,000 for 2026 and 2025	9,494,976	12,093,251
Inventories	18,988,272	20,446,481
Due from broker	1,824,684	1,424,036
Prepaid expenses and other current assets	452,629	594,360
Prepaid and refundable income taxes	-	180,916
TOTAL CURRENT ASSETS	33,507,052	35,440,916

Building, machinery, and equipment, net	3,565,990	3,463,072
Customer list and relationships, net of accumulated amortization of $323,875 and $316,250 for January 31, 2026 and October 31, 2025, respectively	116,125	123,750
Trademarks and tradenames	327,000	327,000
Equity investments	889,651	39,651
Right of use asset	1,917,620	2,084,175
Deferred income tax assets - net	400,896	229,899
Deposits and other assets	429,267	339,909
TOTAL ASSETS	$41,153,601	$42,048,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,463,765	$5,641,836
Line of credit	2,650,000	6,050,000
Due to broker	968,123	303,813
Lease liabilities - current portion	871,265	811,975
TOTAL CURRENT LIABILITIES	10,953,153	12,807,624

Lease liabilities - long term	1,305,288	1,530,096
Deferred compensation payable	133,647	129,646
TOTAL LIABILITIES	12,392,088	14,467,366

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Coffee Holding Co., Inc. stockholders’ equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for January 31, 2026 and October 31, 2025; 5,708,599 shares outstanding for January 31, 2026 and October 31, 2025	6,634	6,634
Additional paid in capital	19,094,618	19,094,618
Retained earnings	14,293,821	13,113,314
Less: common stock held in treasury, at cost; 925,331 shares for January 31, 2026 and October 31, 2025	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	28,761,513	$27,581,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,153,601	$42,048,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended January 31,
	2026		2025
NET SALES		$25,565,840		$21,305,285
COST OF SALES		18,536,823		15,573,359
GROSS PROFIT		7,029,017		5,731,926

OPERATING EXPENSES:
Selling and administrative		4,443,286		3,929,598
Officers’ salaries		208,989		211,297
TOTAL		4,652,275		4,140,895

INCOME FROM OPERATIONS		$2,376,742		$1,591,031

OTHER INCOME (EXPENSE):
Interest income		8		10
Loss from equity investment		-		(23)
Interest expense		(65,740)		(31,670)
TOTAL		(65,732)		(31,683)
INCOME BEFORE INCOME TAX		$2,311,010		$1,559,348

Income Tax Provision		662,690		406,092
NET INCOME		1,648,320		1,153,256

Basic and diluted income per share		0.29		0.20
Weighted average common shares outstanding:	$		$
Basic and diluted		5,708,599		5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-	Retained
	Shares	Amount	Shares	Amount	in Capital	Earnings	Total
Balance, October 31, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$11,709,875	$26,177,567
Net income	-	-	-	-	-	1,153,256	1,153,256
Balance, January 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$12,863,131	$27,330,823

Balance, October 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$13,113,314	$27,581,006
Dividend declared at $0.08 per common share outstanding						(467,813)	(467,813)
Net income	-	-	-	-	-	1,648,320	1,648,320
Balance, January 31, 2026	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$14,293,821	$28,761,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended January 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,648,320	$1,153,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	218,852	159,891
Unrealized and realized loss (income) on commodities - net	(376,338)	(742,918)
Loss on equity investments	-	23
Amortization of right-of-use asset	166,555	189,962
Bad debt expense	50,000	-
Deferred income taxes	(170,997)	119,827
Changes in operating assets and liabilities:
Accounts receivable	2,548,275	(1,993,162)
Inventories	1,458,209	1,023,657
Prepaid expenses and other current assets	141,731	(128,891)
Prepaid and refundable income taxes	180,916	285,438
Deposits and other assets	(89,358)	(120,291)
Accounts payable and accrued expense	354,116	(194,362)
Change in lease liabilities	(165,518)	(169,532)
Change in due to/from broker	640,000	-
Deferred compensation payable	4,001	15,203
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	6,608,764	(401,899)

INVESTING ACTIVITIES:
Acquisition of Second Empire	-	(800,000)
Purchase of investment	(850,000)	-
Cash paid for leasehold improvements	(280,834)	-
Purchases of building, machinery and equipment	(33,311)	(17,906)
NET CASH USED IN INVESTING ACTIVITIES	(1,164,145)	(817,906)

FINANCING ACTIVITIES:
Proceeds from bank line of credit	-	2,500,000
Principal payments under bank line of credit	(3,400,000)	(300,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,400,000)	2,200,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,044,619	980,195
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	701,872	1,381,023
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,746,491	$2,361,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Cash paid for income taxes	$-	$2,833
Interest paid	$82,227	$23,444

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividend declared	$467,813	-
Initial recognition of operating lease right-of-use asset	$-	$2,113,581
Initial recognition of operating lease liabilities	$-	$2,113,581

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

Liquidity

The Company’s line of credit will become due June 28, 2026 (see Note 6). The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of January 31, 2026, the Company is in compliance with those financial covenants. The Company is in a net income position for the three months ended January 31, 2026 of $1,648,320 and a net working capital surplus of $22,553,899. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within twelve months from the date the condensed consolidated financial statements are issued.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s fiscal year ends on October 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as its annual consolidated financial statements for the fiscal year ended October 31, 2025. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The October 31, 2025 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended October 31, 2025 and notes thereto included in the Company’s fiscal 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 28, 2026 (the “2025 Annual Report”). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, Organic Products Trading Company, LLC (“OPTCO”), Sonofresco, LLC (“SONO”), Comfort Foods, Inc., and Second Empire, LLC (“Second Empire”). All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with US GAAP and comply with SEC reporting requirements.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2025 Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended January 31, 2026.

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

Equity Investments

The Company accounts for its investment in equity securities in accordance with ASC 321, Investments—Equity Securities. The investment represents a noncontrolling ownership interest in a privately held company and does not provide the Company with the ability to exercise significant influence over the investee.

Because the investment does not have a readily determinable fair value, it is accounted for using the measurement alternative, under which the investment is recorded at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates the investment for impairment or observable price changes each reporting period. Any impairment losses or adjustments resulting from observable price changes are recognized in earnings.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues by product line for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
	2026	2025
Green	$8,834,994	$8,893,954
Packed	16,730,846	12,411,331
Totals	$25,565,840	$21,305,285

Recent Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on November 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - BUSINESS COMBINATION

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

NOTE 4 - INVENTORIES

Inventories at January 31, 2026 and October 31, 2025 consisted of the following:

	January 31, 2026	October 31, 2025
Packed coffee	$2,831,656	$1,767,614
Green coffee	14,021,632	16,551,660
Roasters and parts	402,679	429,466
Packaging supplies	1,732,305	1,697,741
Totals	$18,988,272	$20,446,481

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – COMMODITIES HELD BY BROKER

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Three Months Ended January 31,
	2026	2025
Gross realized gains	$1,040,648	$994,001
Unrealized (losses) gains, net	(664,310)	742,918
Totals	$376,338	$1,736,919

NOTE 6 - LINE OF CREDIT

On June 27, 2024, the Organic Trading Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into the Tenth Loan Modification Agreement with Webster Financial Corp. (“Webster”) which amended the Amended and Restated Loan and Security Agreement (“A&R Loan Agreement”) to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the three months ended January 31, 2026 was 6.04%.

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which, among other things, amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026.

On March 4, 2026, the Borrowers entered into a Twelfth Loan Modification Agreement with Webster, which amended the A&R Loan Agreement to extend the maturity date to December 28, 2026. All other terms of the Loan Agreement remain unchanged and in full force and effect.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $2,650,000 and $6,050,000 as of January 31, 2026, and October 31, 2025, respectively.

NOTE 7 - INCOME TAXES

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of January 31, 2026 and October 31, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2026 and October 31, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

For the three months ended January 31, 2026 and 2025, the Company recorded income tax expense of $662,690 and $406,092, respectively. The increase in income tax expense for the three months ended January 31, 2026 compared to the prior year period was primarily driven by an increase in pre-tax income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its condensed consolidated financial statements.

Note 8 - EARNINGS PER SHARE

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three-months ending January 31, 2026 and 2025. The Company has 921,000 outstanding stock options which have not been included in the calculation of diluted earnings per share because they are antidilutive.

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - LEASES

The following summarizes the Company’s operating leases:

	January 31, 2026	October 31, 2025
Right-of-use operating lease assets	$1,917,620	$2,084,175

Current lease liability	871,265	811,975
Non-current lease liability	1,305,288	1,530,096
Total lease liability	$2,176,553	$2,342,071

The amortization of the right-of-use assets for the three months ended January 31, 2026 and 2025 was $166,555 and $189,962, respectively.

Weighted average remaining lease term	2.75
Weighted average discount rate	6.98%

Maturities of lease liabilities by year for our operating leases are as follows:

2026	$711,245
2027	860,331
2028	766,322
2029	66,619
Thereafter	-
Total lease payments	2,404,517
Less: imputed interest	(227,964)
Present value of operating lease liabilities	$2,176,553

The aggregate cash payments under these leasing agreements were $277,629 and $189,962 for the three months ended January 31, 2026 and 2025, respectively.

Variable lease payments were $74,102 and $6,658 during the three months ended January 31, 2026 and 2025, respectively. Operating lease costs were $245,600 for each of the three months ended January 31, 2026 and 2025.

In November 2024, the Company entered into a new lease in connection with the Second Empire Acquisition. As a result, the Company recognized a right-of-use asset and lease liability of $2,113,581 in connection with such new lease.

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2025, the Company ceased operations of its Comfort Foods manufacturing subsidiary and exited the leased facility located in North Andover, Massachusetts. The lease for this facility was scheduled to expire on May 31, 2028. Upon the closure of Comfort Foods, the Company determined that the right-of-use asset associated with the lease was fully impaired, as the facility would no longer be utilized in the Company’s operations. The impairment was recognized in a prior reporting period. Based on ongoing legal discussions with the landlord and management’s estimate of the expected settlement amount, the Company estimates that the remaining lease liability associated with this facility is approximately $200,000 as of January 31, 2026, representing management’s current estimate of the expected settlement obligation.

NOTE 11 - RELATED PARTY TRANSACTIONS

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $133,647 and $129,646 as of January 31, 2026, and October 31, 2025, respectively, and are included in Deposits and other assets in the accompanying balance sheets. The deferred compensation liability at January 31, 2026 and October 31, 2025 was $133,647 and $129,646, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

a. Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three months ended January 31, 2026 and the year ended October 31, 2025.

b. Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. During the year ended October 31, 2025 and the three months ended January 31, 2026, no stock options were granted, forfeited, or expired. As of January 31, 2026 and October 31, 2025, 921,000 options were exercisable.

The Company recorded no stock-based compensation expense for the three months ended January 31, 2026 and 2025, as all stock option awards were fully vested as of the beginning of the reporting period.

On January 28, 2026, the Company’s Board of Directors approved a cash dividend of $0.08 per share, representing one-third of net income. The dividend was payable on or about February 26, 2026, to shareholders of record as of February 10, 2026.

NOTE 13 – EQUITY INVESTMENT

In December 2025, the Company invested $850,000 in The Ryl Company LLC pursuant to a subscription agreement in exchange for a non-controlling minority interest. The investment is passive in nature, and the Company does not participate in the management or operations of The Ryl Company LLC. Accordingly, the Company does not have the ability to exercise significant influence over the investee and accounts for the investment under ASC 321, Investments—Equity Securities. The carrying amount of this investment as presented on the consolidated balance sheet at January 31, 2026 was $850,000.

NOTE 14 – SEGMENT INFORMATION

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

COFFEE HOLDING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s chief operating decision maker (“CODM”) is Andrew Gordon, President, Chief Executive Officer, Chief Financial Officer, and Director. The Company has one reportable segment: coffee. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

The coffee segment derives revenue from the sale of wholesale green coffee, private label coffee and branded coffee. Revenue for these product lines is recognized upon shipment to the customer. The CODM assesses performance for the coffee segment and decides how to allocate resources based on operating income that also is reported on statement of operations as consolidated income from operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the Trading Profit and Operating Income table below:

	Statement of operations For the three months ended
	January 31, 2026	January 31, 2025
Net sales	$25,565,840	$21,305,285
Cost of Goods Sold (1)	18,913,161	17,310,278
Gross Profit	6,652,679	3,995,007
Trading Profit (1)	376,338	1,736,919
Overhead (2)	4,652,275	4,140,895
Operating income	$2,376,742	$1,591,031

(1)	Trading profit is included in cost of goods sold in the condensed consolidated statement of operations.

(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the condensed consolidated statement of operations.

The CODM uses operating income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income used by the CODM.

NOTE 15 – SUBSEQUENT EVENTS

On February 26, 2026, with approval of the Company’s board of directors, Coffee Holding Co., Inc. entered into an amendment to the Amended and Restated Employment Agreement, dated April 11, 2008, with Andrew Gordon, the Company’s President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Pursuant to the amendment, Mr. Gordon agreed to reduce his base salary from $325,000 to $80,000 per year, was granted the right to receive a $1.6 million incentive bonus if he remains employed through January 1, 2030 (payable by March 16, 2030), and will be required to execute a general release to receive severance benefits.

On January 28th, 2026, the Company’s Board of Directors approved a cash dividend of $0.08 per share, representing one-third of net income. The dividend was paid on or about February 26, 2026, to shareholders of record as of February 10, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this quarterly report and management’s expectations and projections about future events, including, among other things:

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. On November 11, 2024, we acquired substantially all of the assets of Empire Coffee Company, a New York-based long-running private-label roaster.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the condensed consolidated financial statements in this quarterly report. In addition, we acquired, and expect to continue to acquire, futures contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Part II. Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended January 31, 2026. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2025 10-K.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025

Net Sales. Net sales totaled $25,565,840 for the three months ended January 31, 2026, an increase of $4,260,555, or 20%, from $21,305,285 for the three months ended January 31, 2025. The increase in net sales was driven by higher sales to legacy customers, incremental sales to new customers, and a full quarter of Second Empire customer sales in the current period, partially offset by the loss of Comfort Foods customer sales.

Cost of Sales. Cost of sales for the three months ended January 31, 2026, was $18,536,823, or 73% of net sales, as compared to $15,573,359, or 73% of net sales, for the three months ended January 31, 2025. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the three months ended January 31, 2026, the net result of our hedging activities resulted in a gain of approximately $376,338, compared to the three months ended January 31, 2025, in which the net result of our hedging activities resulted in a gain of approximately $1.7 million. The increase in cost of sales was due to higher sales volume, increased salaries, and higher packaging material costs.

Gross Profit. Gross profit for the three months ended January 31, 2026, was $7,029,017, an increase of $1,297,091 from $5,731,926 for the three months ended January 31, 2025. Gross profit as a percentage of net sales was 27% for both periods.

Operating Expenses. Total operating expenses increased by $511,380 to $4,652,275 for the three months ended January 31, 2026, from $4,140,895 for the three months ended January 31, 2025. Selling and administrative expenses increased from $3,929,598 for the three months ended January 31, 2025, to $4,443,286 for the three months ended January 31, 2026. Overall, operating expenses remained relatively consistent year over year, with the increase primarily reflecting timing and normal fluctuations in operating activities.

Other Income (Expense). Other expense for the three months ended January 31, 2026 was $65,732, an increase of $34,049 from other income of $31,683 for the three months ended January 31, 2025. The increase in expense was primarily attributable to higher interest expense related to increased borrowings outstanding under the Company’s line of credit during the current period.

Income Before Provision For Income Taxes. We had income of $2,311,010 before income taxes for the three months ended January 31, 2026, compared to income of $1,559,348 for the three months ended January 31, 2025, resulting in a net change of $751,662 for the three months ended January 31, 2026. The increase was primarily attributable to improved gross margins and higher operating efficiencies during the current period.

Income Taxes. Our expense for income taxes for the three months ended January 31, 2026 totaled $662,690, compared to an expense of $406,092 for the three months ended January 31, 2025. The change was attributable to the difference in the income for the three months ended January 31, 2026 versus the three months ended January 31, 2025.

Net Income. We had net income of $1,648,320 or $0.29 per share basic and diluted, for the three months ended January 31, 2026 compared to net income of $1,153,256, or $0.20 per share basic and diluted, for the three months ended January 31, 2025. The change in net income was due to our results of operations as described above.

Liquidity and Capital Resources and Going Concern

As of January 31, 2026, we had working capital of $22,553,899, which represented a $79,393 decrease from our working capital of $22,633,292 as of October 31, 2025. Our working capital remained relatively consistent during the period.

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

On June 27, 2024, we reached an agreement for a new loan modification agreement with Webster which (i) provided for a new loan maturity date of June 29, 2025, (ii) provided that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement be 2.25%, (iii) provided that the maximum facility amount shall be $10,000,000 and (iv) adjusted certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement.

On April 17, 2025, the Borrowers entered into the Eleventh Loan Modification Agreement with Webster which (i) amended the A&R Loan Agreement to provide for a new loan maturity date of June 28, 2026 and (ii) provided limited consent for the Company to declare dividends to shareholders for its fiscal year ending October 31, 2025.

On March 4, 2026, the Borrowers entered into a Twelfth Loan Modification Agreement with Webster, which amended the A&R Loan Agreement to extend the maturity date to December 28, 2026. All other terms of the Loan Agreement remain unchanged and in full force and effect.

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $2,650,000 and $6,050,000 as of January 31, 2026, and October 31, 2025, respectively.

For the three months ended January 31, 2026, our operating activities provided net cash of $6,608,764 as compared to the three months ended January 31, 2025, when operating activities used net cash of $401,899. The increase primarily relates to decreases to inventory and accounts receivable.

For the three months ended January 31, 2026, our investing activities used net cash of $1,164,145 as compared to the three months ended January 31, 2025, when net cash used in investing activities was $817,906. The change is primarily attributable to capital expenditures related to leasehold improvements at the Second Empire location, as well as the purchase of an investment during the quarter.

For the three months ended January 31, 2026, our financing activities had net cash used of $3,400,000 compared to net cash provided by financing activities of $2,200,000 for the three months ended January 31, 2025. The year-over-year change in cash flows from financing activities was primarily attributable to activity on the Company’s line of credit.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three months ended January 31, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our 2025 Annual Report, to remediate the material weaknesses identified above, we are initiating controls and procedures in order to:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report. There have been no material changes to our risk factors since the 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended January 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of February 26, 2026, by and between Andrew Gordon and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
10.2

Twelfth Loan Modification Agreement, dated as of March 4, 2026, by and among Coffee Holding Co., Inc., Organic Products Trading Company LLC and Webster Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2026).

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

Coffee Holding Co., Inc.

Date: March 16, 2026	By:	/s/ Andrew Gordon
	Name:	Andrew Gordon
	Title:	President, Chief Executive Officer and Chief Financial Officer

