Form 10-Q
period 2026-04-30
COFFEE HOLDING CO INC
filed 2026-06-12
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2026

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at June 12, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	October 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,322,774	$701,872
Accounts receivable, net of allowances of $313,000 for April 30, 2026 and October 31, 2025.	7,813,567	12,093,251
Inventories	19,544,732	20,446,481
Due from broker	1,977,598	1,424,036
Prepaid expenses and other current assets	383,708	594,360
Prepaid and refundable income taxes	-	180,916
TOTAL CURRENT ASSETS	32,042,379	35,440,916

Building, machinery, and equipment, net	3,351,641	3,463,072
Customer list and relationships, net of accumulated amortization of $327,250 and $316,250 for April 30, 2026 and October 31, 2025, respectively	112,750	123,750
Trademarks and tradenames	327,000	327,000
Equity method investments	889,652	39,651
Right of use asset	1,867,033	2,084,175
Deferred income tax assets - net	173,063	229,899
Deposits and other assets	330,800	339,909
TOTAL ASSETS	$39,094,318	$42,048,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,371,642	$5,641,836
Line of credit	2,650,000	6,050,000
Due to broker	921,328	303,813
Lease liabilities - current portion	906,309	811,975
TOTAL CURRENT LIABILITIES	8,849,279	12,807,624

Lease liabilities - long term	1,221,037	1,530,096
Deferred compensation payable	-	129,646
TOTAL LIABILITIES	10,070,316	14,467,366

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for April 30, 2026 and October 31, 2025; 5,708,599 shares outstanding for April 30, 2026 and October 31, 2025	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	14,556,310	13,113,314
Less: common stock held in treasury, at cost; 925,331 shares at April 30, 2026 and October 31, 2025	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	29,024,002	27,581,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,094,318	$42,048,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
NET SALES	$47,691,996	$44,625,346	$22,126,156	$23,320,061
COST OF SALES	38,079,991	36,009,105	18,639,088	19,589,889
GROSS PROFIT	9,612,005	8,616,241	3,487,068	3,730,172

OPERATING EXPENSES:
Selling and administrative	6,483,162	5,682,024	2,943,955	2,598,283
Officers’ salaries	409,606	454,571	200,617	243,274
TOTAL	6,892,768	6,136,595	3,144,572	2,841,557

INCOME FROM OPERATIONS	2,719,237	2,479,646	342,496	888,615

OTHER INCOME (EXPENSE):
Interest income	14	23	6	13
Interest expense	(105,364)	(49,222)	(39,625)	(17,552)
Gain from equity method investment	-	-	-	23
Other income	-	29	-	29
TOTAL	(105,350)	(49,170)	(39,619)	(17,487)

INCOME BEFORE INCOME TAX	2,613,887	2,430,476	302,877	871,128
Income Tax Provision	703,078	633,165	40,388	227,073
NET INCOME	$1,910,809	$1,797,311	$262,489	$644,055

Basic and diluted income per share	$0.33	$0.31	$0.05	$0.11
Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-	Retained
	Shares	Amount	Shares	Amount	in Capital	Earnings	Total
Balance, October 31, 2024	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$11,709,875	$26,177,567
Net income	-	-	-	-	-	1,153,256	1,153,256
Balance, January 31, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	12,863,131	27,330,823
Net income	-	-	-	-	-	644,055	644,055
Balance, April 30, 2025	5,708,599	$6,634	$925,331	$(4,633,560)	$19,094,618	$13,507,186	$27,974,878

Balance, October 31, 2025	5,708,599	$6,634	925,331	$(4,633,560)	$19,094,618	$13,113,314	$27,581,006
Dividend declared at $0.08 per common share outstanding	-	-	-	-	-	(467,813)	(467,813)
Net income	-	-	-	-	-	1,648,320	1,648,320
Balance, January 31, 2026	5,708,599	6,634	925,331	(4,633,560)	19,094,618	14,293,821	28,761,513
Net income	-	-	-	-	-	262,489	262,489
Balance, April 30, 2026	5,708,599	$6,634	$925,331	$(4,633,560)	$19,094,618	$14,556,310	$29,024,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended April 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,910,809	$1,797,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	432,029	318,228
Realized and unrealized gains, net	(161,048)	(1,532,721)
Amortization of right-of-use asset	336,500	385,372
Bad debt expense	50,000	-
Deferred income taxes benefit	56,836	225,540
Changes in operating assets and liabilities:
Accounts receivable	4,229,684	(247,470)
Inventories	901,749	(1,241,503)
Prepaid expenses and other current assets	210,652	(271,922)
Prepaid and refundable income taxes	180,916	285,438
Deposits and other assets	9,109	(392,387)
Accounts payable and accrued expense	(1,270,194)	(531,642)
Change in lease liabilities	(334,083)	(357,193)
Change in due/from broker	225,000	-
Deferred compensation payable	(129,646)	6,995
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,648,313	(1,555,954)

INVESTING ACTIVITIES:
Acquisition of Second Empire	-	(800,000)
Purchase of investment	(850,000)	-
Cash paid for leasehold improvements	(280,834)	(160,000)
Purchases of building, machinery and equipment	(28,764)	(32,907)
NET CASH USED IN INVESTING ACTIVITIES	(1,159,598)	(992,907)

FINANCING ACTIVITIES:
Payment of dividend	(467,813)	-
Proceeds from bank line of credit	-	4,500,000
Principal payments under bank line of credit	(3,400,000)	(1,500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,867,813)	3,000,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,620,902	451,139
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	701,872	1,381,023
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,322,774	$1,832,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Cash paid for income taxes	$-	$2,833
Interest paid	$131,311	$23,444

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$	$
Initial recognition of operating lease right-of-use asset	$119,358	$2,113,581
Initial recognition of operating lease liabilities	119,358	2,113,581

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

Liquidity

The Company’s line of credit will become due December 28, 2026. The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of April 30, 2026, the Company is in compliance with those financial covenants. The Company is in a net income position for the three and six months ended April 30, 2026, of $262,489 and $1,910,809, respectively, and had a net working capital surplus of $23,193,100 as of April 30, 2026. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within twelve months from the date the condensed consolidated financial statements are issued.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2025 Annual Report, and there have been no changes to the Company’s significant accounting policies during the three and six months ended April 30, 2026.

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

The following table presents revenues by product line for the three and six months ended April 30, 2026 and 2025:

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Green	$16,753,216	$18,256,948	$7,918,222	$9,362,994
Packed	30,938,780	26,368,398	14,207,934	13,957,067
Totals	$47,691,996	$44,625,346	$22,126,156	$23,320,061

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

Recent Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on November 1, 2025. The guidance was adopted prospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements - Not Yet Adopted

The Company recently evaluated newly issued accounting pronouncements that are not yet adopted, notably ASU 2024-03 and ASU 2023-06. ASU 2024-03, effective for annual periods beginning after December 15, 2026, requires the tabular disaggregation of specific income statement expenses into natural categories, and the Company is currently assessing its impact on future disclosures. Concurrently, ASU 2023-06 aligns U.S. GAAP with existing SEC disclosure requirements using contingent effective dates; because the Company already complies with the underlying SEC regulations, this update is primarily an administrative alignment and is not expected to have a material impact on the consolidated financial statements or related disclosures.

NOTE 3 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the preparation of the Company’s condensed consolidated financial statements for the three and six months ended April 30, 2026, management identified a classification error related to certain costs that should have been presented within Cost of sales but were previously classified within Selling and administrative expenses. Management determined that presentation of these costs within Cost of sales better reflects the nature of the underlying expenses.

Accordingly, the Company revised the presentation of certain costs previously reported in Selling and administrative expenses and reclassified such amounts to Cost of sales. The revision increased Cost of sales and decreased Selling and administrative expenses by approximately $689,000 for the three months ended April 30, 2025, $1.5 million for the six months ended April 30, 2025, and $904,000 for the three months ended January 31, 2026. The revision had no impact on operating income, net income, earnings per share, total assets, total liabilities, stockholders’ equity, or cash flows for any period presented.

The following tables summarize the effect of the revision on the Company’s condensed consolidated statements of operations:

Three Months Ended April 30, 2025

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$23,320,061	$—	$23,320,061
Cost of sales	18,901,189	688,700	19,589,889
Gross profit	4,418,872	(688,700)	3,730,172
Selling and administrative expenses	3,286,983	(688,700)	2,598,283
Operating income	888,615	$—	888,615

Six Months Ended April 30, 2025

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$44,625,346	$—	$44,625,346
Cost of sales	34,474,548	1,534,557	36,009,105
Gross profit	10,150,798	(1,534,557)	8,616,241
Selling and administrative expenses	7,216,581	(1,534,557)	5,682,024
Operating income	2,479,646	$—	2,479,646

Three Months Ended January 31, 2026

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$25,565,840	$—	$25,565,840
Cost of sales	18,536,823	904,080	19,440,903
Gross profit	7,029,017	(904,080)	6,124,937
Selling and administrative expenses	4,443,286	(904,080)	3,539,206
Operating income	2,376,742	$—	2,376,742

NOTE 4 - BUSINESS COMBINATION

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

Accounts Receivable	$531,585
Inventories	268,415
Total purchase price	$800,000

In connection with this transaction, the Company entered into a four-year lease with 21 Grace Church Street Realty LLC for the existing property at 21 Grace Church Street, Port Chester, NY 10573 where Empire Coffee Company had its offices and production facility.

NOTE 5 - INVENTORIES

Inventories at April 30, 2026 and October 31, 2025 consisted of the following:

	April 30, 2026	October 31, 2025
Packed coffee	$3,348,616	$1,767,614
Green coffee	14,196,062	16,551,660
Roasters and parts	386,125	429,466
Packaging supplies	1,613,929	1,697,741
Totals	$19,544,732	$20,446,481

NOTE 6 - COMMODITIES HELD BY BROKER

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Gross realized gains (losses), net	$728,325	$1,878,451	$(312,322)	$884,450
Unrealized gains (losses), net	(567,278)	(421,729)	97,032	(1,164,647)
Total	$161,047	$1,456,722	$(215,290)	$(280,197)

NOTE 7 - LINE OF CREDIT

On June 27, 2024, the Organic Trading Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into the Tenth Loan Modification Agreement with Webster Financial Corp. (“Webster”) which amended the Amended and Restated Loan and Security Agreement (“A&R Loan Agreement”) to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the three and six months ended April 30, 2026 was 6.03% and 6.09% , respectively.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company is in compliance with financial covenants as of April 30, 2026. The outstanding balance on the Company’s line of credit was $2,650,000 and $6,050,000 as of April 30, 2026 and October 31, 2025, respectively.

NOTE 8 - INCOME TAXES

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

As of April 30, 2026 and October 31, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 30, 2026 and October 31, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

For the three months ended April 30, 2026 and 2025, the Company recorded income tax expense of $40,388 and $227,073, respectively. For the six months ended April 30, 2026 and 2025, the Company recorded income tax expense of $703,078 and $633,165, respectively.

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

Note 9 - EARNINGS PER SHARE

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three-months ended April 30, 2026 and 2025, respectively, and 5,708,599 for the six-months ending April 30, 2026 and 2025, respectively. The Company has 921,000 outstanding stock options which have not been included in the calculation of diluted earnings per share because they are antidilutive.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

Executive Compensation Arrangement

On February 26, 2026, the Company entered into an amendment to the employment agreement of Andrew Gordon, the Company’s President, Chief Executive Officer, Chief Financial Officer and Treasurer. Pursuant to the amendment, Mr. Gordon agreed to reduce his annual base salary from $325,000 to $80,000. In addition, Mr. Gordon became eligible to receive a cash incentive bonus of $1.6 million, payable no later than March 16, 2030, provided he remains employed by the Company through January 1, 2030. The amendment also requires Mr. Gordon to execute a general release as a condition to receiving any severance benefits under the agreement.

The Company determined that the incentive bonus represents a service-based compensation arrangement and is being recognized over the requisite service period from February 1, 2026 through January 1, 2030. As of April 30, 2026, the Company had recorded an accrued liability of approximately $102,128, which is included within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 11 - LEASES

The following summarizes the Company’s operating leases:

	April 30, 2026	October 31, 2025
Right-of-use operating lease assets	$1,867,033	$2,084,175

Current lease liability	906,309	811,975
Non-current lease liability	1,221,037	1,530,096
Total lease liability	$2,127,346	$2,342,071

The amortization of the right-of-use assets for the three months ended April 30, 2026 and 2025 was $166,555 and $195,410, respectively. The amortization of the right-of-use assets for the six months ended April 30, 2026 and 2025 was $336,500 and $385,372, respectively.

Weighted average remaining lease term	2.54
Weighted average discount rate	6.89%

Maturities of lease liabilities by year for our operating leases are as follows:

2026	$533,113
2027	902,673
2028	810,355
2029	85,264
Thereafter	-
Total lease payments	2,331,405
Less: imputed interest	(204,059)
Present value of operating lease liabilities	$2,127,346

The aggregate cash payments under these leasing agreements were $281,304 and $410,548 for the three months ended April 30, 2026 and 2025, respectively. The aggregate cash payments under these leasing agreements were $558,933 and $762,242 for the six months ended April 30, 2026 and 2025, respectively.

Variable lease payments were $75,383 and $164,948 during the three months ended April 30, 2026 and 2025, respectively. Operating lease costs were $163,847 and $245,600 for the three months ended April 30, 2026 and 2025, respectively. Variable lease payments were $149,485 and $271,042 during the six months ended April 30, 2026 and 2025, respectively. Operating lease costs were $409,447 and $491,199 for the six months ended April 30, 2026 and 2025, respectively.

In November 2024, the Company entered into a new lease in connection with the Second Empire Acquisition. As a result, the Company recognized a right-of-use asset and lease liability of $2,113,581 in connection with such new lease.

In October 2025, the Company ceased operations of its Comfort Foods manufacturing subsidiary and exited the leased facility located in North Andover, Massachusetts. The lease for this facility was scheduled to expire on May 31, 2028. Upon the closure of Comfort Foods, the Company determined that the right-of-use asset associated with the lease was fully impaired, as the facility would no longer be utilized in the Company’s operations. The impairment was recognized in a prior reporting period. Based on ongoing legal discussions with the landlord and management’s estimate of the expected settlement amount, the Company estimates that the remaining lease liability associated with this facility is approximately $200,000 as of April 30, 2026, representing management’s current estimate of the expected settlement obligation.

During the three months ended April 30, 2026, the Company renewed the lease for its operating facility through March 31, 2029. As a result of the lease renewal, the Company recognized an additional right-of-use asset and corresponding operating lease liability of approximately $119,358.

NOTE 12 - RELATED PARTY TRANSACTIONS

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $0 and $129,646 as of April 30, 2026, and October 31, 2025, respectively, and are included in Deposits and other assets in the accompanying condensed consolidated balance sheets. The deferred compensation liability at October 31, 2025 was $129,646. The Company’s Non-Qualified Deferred Compensation Plan was closed during the six months ended April 30, 2026. As a result, there were no assets held in the trust and no related deferred compensation liability as of April 30, 2026.

NOTE 13 - STOCKHOLDERS’ EQUITY

a. Treasury Stock. The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company did not purchase any shares during the three and six months ended April 30, 2026 and the year ended October 31, 2025.

b. Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. During the year ended October 31, 2025 and the three and six months ended April 30, 2026, no stock options were granted, forfeited, or expired. As of April 30, 2026 and October 31, 2025, 921,000 options were exercisable.

The Company recorded no stock-based compensation expense for the three and six months ended April 30, 2026 and 2025, as all stock option awards were fully vested as of the beginning of the reporting periods.

On January 28, 2026, the Company’s Board of Directors approved a cash dividend of $0.08 per share, representing one-third of net income. The dividend was payable on or about February 26, 2026, to shareholders of record as of February 10, 2026.

NOTE 14 - EQUITY INVESTMENT

In December 2025, the Company invested $850,000 in The Ryl Company LLC pursuant to a subscription agreement in exchange for a non-controlling minority interest. The investment is passive in nature, and the Company does not participate in the management or operations of The Ryl Company LLC. Accordingly, the Company does not have the ability to exercise significant influence over the investee and accounts for the investment under ASC 321, Investments—Equity Securities. The carrying amount of this investment as presented on the consolidated balance sheet at April 30, 2026 was $850,000.

NOTE 15 - SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the Trading Profit and Operating Income table below:

	Statements of Operations
	For the three months ended
	April 30, 2026	April 30, 2025
Net sales	$22,126,156	$23,320,061
Cost of Goods Sold (1)	(18,423,798)	(19,309,692)
Gross Profit	3,702,358	4,010,369
Trading Profit (Loss) (1)	(215,290)	(280,197)
Overhead (2)	(3,144,572)	(2,841,557)
Operating income	$342,496	$888,615

	Statements of Operations
	For the six months ended
	April 30, 2026	April 30, 2025
Net sales	$47,691,996	$44,625,346
Cost of Goods Sold (1)	(37,918,943)	(37,465,827)
Gross Profit	9,773,053	7,159,519
Trading Profit (Loss) (1)	(161,048)	1,456,722
Overhead (2)	(6,892,768)	(6,136,595)
Operating income	$2,719,237	$2,479,646

(1)	Trading profit is included in cost of goods sold in the condensed consolidated statements of operations.

(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the condensed consolidated statements of operations.

The CODM uses operating income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income used by the CODM.

NOTE 16 - SUBSEQUENT EVENTS

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Common Foods, Inc. (“CFI”), a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. On November 11, 2024, we acquired substantially all of the assets of Empire Coffee Company, a New York-based long-running private-label roaster.

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 2 of the Notes to the condensed consolidated financial statements in this quarterly report. In addition, we acquired, and expect to continue to acquire, future contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future, materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See “Part II. Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and six months ended April 30, 2026. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2025 10-K.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2026 Compared to the Three Ended April 30, 2025

Net Sales. Net sales totaled $22,126,156 for the three months ended April 30, 2026, a decrease of 1,193,905, or 5.1%, from $23,320,061 for the three months ended April 30, 2025. The decrease in net sales was primarily attributable to the rapid decline in green coffee prices that began in late January and continued throughout the quarter. In response to these market conditions, the Company reduced prices and increased promotional activity for its wholesale roasted coffee customers. In addition, the Company charged lower prices to its wholesale green coffee customers due to the decline in prevailing coffee market prices during the quarter.

Cost of Sales. Cost of sales for the three months ended April 30, 2026, was $18,639,088, or 84.2% of net sales, as compared to $19,589,889, or 84.0% of net sales, for the three ended April 30, 2025. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. While cost of sales decreased due to lower sales volume, cost of sales as a percentage of net sales increased slightly, primarily due to higher product and packaging costs during the current quarter.

Gross Profit. Gross profit for the three months ended April 30, 2026, was $3,487,068, a decrease of $243,104 from $3,730,172 for the three months ended April 30, 2025. Gross profit as a percentage of net sales was 15.8% for the three months ended April 30, 2026, compared to 16.0% for the three months ended April 30, 2025. The decrease in gross profit was primarily attributable to the lower sales volumes and pricing pressures discussed above.

Operating Expenses. Total operating expenses increased by $303,015 to $3,144,572 for the three months ended April 30, 2026, from $2,841,557 for the three months ended April 30, 2025. Selling and administrative expenses increased from $2,598,283 for the three months ended April 30, 2025, to $2,943,955 for the three months ended April 30, 2026. Operating expenses increased slightly compared to the prior-year period but remained generally consistent with historical levels.

Other Income (Expense). Other expense for the three months ended April 30, 2026 was $39,619, an increase of $22,132 from other income of $17,487 for the three months ended April 30, 2025. The increase in expense was primarily attributable to higher interest expense related to increased borrowings outstanding under the Company’s line of credit during the current periods.

Income Before Provision For Income Taxes. We had income of $302,877 before income taxes for the three months ended April 30, 2026, compared to income of $871,128 for the three months ended April 30, 2025, resulting in a net change of $568,251 for the three months ended April 30, 2026. The decrease was primarily attributable to the market conditions described above.

Income Taxes. Our expense for income taxes for the three months ended April 30, 2026 totaled $40,388, compared to an expense of $227,073 for the three months ended April 30, 2025. The change was attributable to the difference in the income for the three months ended April 30, 2026 versus the three months ended April 30, 2025.

Net Income. We had net income of $262,489 or $0.05 per share basic and diluted, for the three months ended April 30, 2026, compared to net income of $644,055, or $0.11 per share basic and diluted, for the three months ended April 30, 2025. The change in net income was due to our results of operations as described above.

Six Months Ended April 30, 2026 Compared to the Six Ended April 30, 2025

Net Sales. Net sales totaled $47,691,996 for the six months ended April 30, 2026, an increase of $3,066,650, or 6.9%, from $44,625,346 for the six months ended April 30, 2025. The increase in net sales was driven by higher sales to legacy customers, incremental sales to new customers, and a full six months of Second Empire customer sales in the current periods, partially offset by the loss of Comfort Foods customer sales.

Cost of Sales. Cost of sales for the six months ended April 30, 2026, was $38,079,991, or 79.8% of net sales, as compared to $36,009,105, or 80.69% of net sales, for the six months ended April 30, 2025. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. For the six months ended April 30, 2026, the net result of our hedging activities resulted in a gain of approximately 161,048, compared to the six months ended April 30, 2025, in which the net result of our hedging activities resulted in a gain of approximately 1,456,722. The increase in cost of sales was primarily attributable to higher sales volume during the current period and lower gains from hedging activities compared to the prior-year period. Despite the increase in cost of sales dollars, cost of sales as a percentage of net sales decreased compared to the prior-year period.

Gross Profit. Gross profit for the six months ended April 30, 2026, was $9,612,005, an increase of $995,764 from $8,616,241 for the six months ended April 30, 2025. Gross profit as a percentage of net sales was 20.2% for the six months ended April 30, 2026, compared to 19.3% for the six months ended April 30, 2025. The change in gross profit was due to our results of net sales and cost of sales as described above.

Operating Expenses. Total operating expenses increased by $756,172 to $6,892,767 for the six months ended April 30, 2026, from $6,136,595 for the six months ended April 30, 2025. Selling and administrative expenses increased from $5,682,024 for the six months ended April 30, 2025, to $6,483,162 for the six months ended April 30, 2026. Operating expenses increased modestly compared to the prior-year period, while continuing to benefit from improved operating efficiencies and lower administrative costs.

Other Income (Expense). Other expense for the six months ended April 30, 2026 was $105,350, an increase of $56,181 from other income of $49,170 for the six months ended April 30, 2025. The increase in expense was primarily attributable to higher interest expense related to increased borrowings outstanding under the Company’s line of credit during the current periods.

Income Before Provision For Income Taxes. We had income of $2,613,887 before income taxes for the six months ended April 30, 2026, compared to income of $2,430,476 for the six months ended April 30, 2025, resulting in a net change of $183,411 for the six months ended April 30, 2026. The change was due to the conditions described above.

Income Taxes. Our expense for income taxes for the six months ended April 30, 2026 totaled $703,078, compared to an expense of $633,165 for the six months ended April 30, 2025. The change was attributable to the difference in the income for the six months ended April 30, 2026 versus the six months ended April 30, 2025.

Net Income. We had net income of $1,910,809 or $0.33 per share basic and diluted, for the six months ended April 30, 2026, compared to net income of $1,797,311, or $0.31 per share basic and diluted, for the six months ended April 30, 2025. The change in net income was due to our results of operations as described above.

Liquidity and Capital Resources

As of April 30, 2026, we had working capital of $23,193,100, which represented a $559,808 increase from our working capital of $22,633,292 at October 31, 2025. Our working capital remained relatively consistent during the periods.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $2,650,000 and $6,050,000 as of April 30, 2026, and October 31, 2025, respectively.

For the six months ended April 30, 2026, our operating activities provided net cash of $6,648,313, as compared to the six months ended April 30, 2025, when operating activities used net cash of $1,555,954, respectively. The increase primarily relates to decreases to inventory and accounts receivable offset by a decrease in accounts payable and accrued expenses.

For the six months ended April 30, 2026, our investing activities used net cash of $1,159,598, as compared to the six months ended April 30, 2025, when net cash used in investing activities was $992,907. The change is primarily attributable to capital expenditures related to leasehold improvements at the Second Empire location, as well as the purchase of an investment during the current six-month period.

For the six months ended April 30, 2026, our financing activities had net cash used of $3,867,813, compared to net cash provided by financing activities of $3,000,000, for the six months ended April 30, 2025. The year-over-year change in cash flows from financing activities was primarily attributable to activity on the Company’s line of credit.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and six months ended April 30, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended April 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of February 26, 2026, by and between Andrew Gordon and Coffee Holding Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2026).
19.1	Insider Trading Policy of Coffee Holding Co., Inc.
31.1	Principal Executive Officer and Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer and Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Coffee Holding Co., Inc.

Date:	June 12, 2026	By:	/s/ Andrew Gordon
Name:	Andrew Gordon
Title:	President, Chief Executive Officer and Chief Financial Officer

