Form 10-Q
period 2026-07-31
COFFEE HOLDING CO INC
filed 2026-09-11
CIK 1007019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2026

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

5,708,599 shares of common stock, par value $0.001 per share, are outstanding at September 11, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	October 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,915,888	$701,872
Accounts receivable, net of allowances of $313,000 for July 31, 2026 and October 31, 2025.	8,985,454	12,093,251
Inventories	19,480,689	20,446,481
Due from broker	1,556,868	1,424,036
Prepaid expenses and other current assets	722,376	594,360
Prepaid and refundable income taxes	—	180,916
TOTAL CURRENT ASSETS	33,661,275	35,440,916

Building, machinery, and equipment, net	3,187,735	3,463,072
Customer list and relationships, net of accumulated amortization of $330,625 and $316,250 for July 31, 2026 and October 31, 2025, respectively	109,375	123,750
Trademarks and tradenames	327,000	327,000
Equity investments	889,651	39,651
Right of use assets	1,694,679	2,084,175
Deferred income tax assets - net	180,282	229,899
Deposits and other assets	134,642	339,909
TOTAL ASSETS	40,184,639	42,048,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	4,881,856	5,641,836
Line of credit	2,150,000	6,050,000
Due to broker	179,915	303,813
Lease liabilities - current portion	912,755	811,975
TOTAL CURRENT LIABILITIES	8,124,526	12,807,624

Lease liabilities - long term	1,042,673	1,530,096
Deferred compensation payable	-	129,646
TOTAL LIABILITIES	9,167,199	14,467,366

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; 30,000,000 shares authorized, 6,633,930 shares issued for July 31, 2026 and October 31, 2025; 5,708,599 shares outstanding for July 31, 2026 and October 31, 2025	6,634	6,634
Additional paid-in capital	19,094,618	19,094,618
Retained earnings	16,549,748	13,113,314
Less: common stock held in treasury, at cost; 925,331 shares at July 31, 2026 and October 31, 2025	(4,633,560)	(4,633,560)
TOTAL STOCKHOLDERS’ EQUITY	31,017,440	27,581,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,184,639	$42,048,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended July 31,		Three months ended July 31,
	2026	2025 (revised)	2026	2025 (revised)
NET SALES	$69,378,258	$68,535,860	$21,686,262	$23,910,514
COST OF SALES	54,342,122	57,446,245	16,262,131	21,655,486
GROSS PROFIT	15,036,136	11,089,615	5,424,131	2,255,028

OPERATING EXPENSES:
Selling and administrative	9,382,355	9,067,134	2,899,193	3,166,764
Officers’ salaries	610,214	637,986	200,608	183,415
TOTAL	9,992,569	9,705,120	3,099,801	3,350,179

INCOME (LOSS) FROM OPERATIONS	5,043,567	1,384,495	2,324,330	(1,095,151)

OTHER INCOME (EXPENSE):
Interest income	21	28	7	5
Interest expense	(143,180)	(141,905)	(37,816)	(92,683)
Other income	-	29	-	-
TOTAL	(143,159)	(141,848)	(37,809)	(92,678)

INCOME BEFORE INCOME TAX	4,900,408	1,242,647	2,286,521	(1,187,829)
Income Tax Provision	996,161	650,749	293,083	17,584
NET INCOME (LOSS)	$3,904,247	$591,898	$1,993,438	$(1,205,413)

Basic and diluted income (loss) per share	$0.68	$0.10	$0.35	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	5,708,599	5,708,599	5,708,599	5,708,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JULY 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 31, 2024	$5,708,599	$6,634	$925,331	$(4,633,560)	$19,094,618	$11,709,875	$26,177,567
Net income	-	-	-	-	-	1,153,256	1,153,256
Balance, January 31, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	12,863,131	27,330,823
Net income	-	-	-	-	-	644,055	644,055
Balance, April 30, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	13,507,186	27,974,878
Net loss	-	-	-	-	-	(1,205,413)	(1,205,413)
Balance, July 31, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	12,301,773	26,769,465

Balance, October 31, 2025	5,708,599	6,634	925,331	(4,633,560)	19,094,618	13,113,314	27,581,006
Dividend declared at $0.08 per common share outstanding	-	-	-	-	-	(467,813)	(467,813)
Net income	-	-	-	-	-	1,648,320	1,648,320
Balance, January 31, 2026	5,708,599	6,634	925,331	(4,633,560)	19,094,618	14,293,821	28,761,513
Net income	-	-	-	-	-	262,489	262,489
Balance, April 30, 2026	5,708,599	6,634	925,331	(4,633,560)	19,094,618	14,556,310	29,024,002
Net income	-	-	-	-	-	1,993,438	1,993,438
Balance, July 31, 2026	$5,708,599	$6,634	$925,331	$(4,633,560)	$19,094,618	$16,549,748	$31,017,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COFFEE HOLDING CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended July 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$3,904,247	$591,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	653,250	492,379
Realized and unrealized gains, net	(781,730)	(1,862,877)
Amortization of right-of-use asset	508,854	583,643
Bad debt expense	50,000	-
Deferred income taxes (benefit)	49,617	(315,709)
Changes in operating assets and liabilities:
Accounts receivable	3,057,797	(185,622)
Inventories	965,792	(5,711,012)
Prepaid expenses and other current assets	(128,016)	(664,433)
Prepaid and refundable income taxes	180,916	285,439
Deposits and other assets	205,267	(408,978)
Accounts payable and accrued expense	(759,980)	2,339,316
Change in lease liabilities	(506,001)	(549,346)
Change in due/from broker	525,000	-
Deferred compensation payable	(129,646)	8,586
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,795,367	(5,396,716)

INVESTING ACTIVITIES:
Acquisition of Second Empire	-	(800,000)
Purchase of investment	(850,000)	-
Cash paid for leasehold improvements	(280,834)	(375,286)
Purchases of building, machinery and equipment	(82,704)	(79,249)
NET CASH USED IN INVESTING ACTIVITIES	(1,213,538)	(1,254,535)

FINANCING ACTIVITIES:
Payment of dividends	(467,813)	-
Proceeds from bank line of credit	-	7,750,000
Principal payments under bank line of credit	(3,900,000)	(1,500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,367,813)	6,250,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,214,016	(401,251)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	701,872	1,381,023
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,915,888	$979,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Cash paid for income taxes	$-	$-
Interest paid	$171,345	$96,761

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of lease right-of-use asset	$119,358	$2,113,581
Initial recognition of lease liabilities	$119,358	$2,113,581

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

Liquidity

The Company’s line of credit will become due December 28, 2026. The agreement requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of July 31, 2026, the Company is in compliance with those financial covenants. The Company is in a net income position for the three and nine months ended July 31, 2026, of $1,993,438 and $3,904,247, respectively, and had a net working capital surplus of $25,536,749 as of July 31, 2026. As a result, the Company does not believe that substantial doubt is raised regarding the Company’s ability to continue as a going concern and the ability to meet its obligations as they become due within twelve months from the date the condensed consolidated financial statements are issued.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the Company’s 2025 Annual Report, and there have been no changes to the Company’s significant accounting policies during the three and nine months ended July 31, 2026.

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

The following table presents revenues by product line for the three and nine months ended July 31, 2026 and 2025:

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Green	$25,180,688	$28,731,856	$8,427,472	$10,474,908
Packed	44,197,570	39,804,004	13,258,790	13,435,606
Totals	$69,378,258	$68,535,860	$21,686,262	$23,910,514

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

Accordingly, the Company revised the presentation of certain costs previously reported in Selling and administrative expenses and reclassified such amounts to Cost of sales. The revision increased Cost of sales and decreased Selling and administrative expenses by approximately $660,000 for the three months ended July 31, 2025, $2.2 million for the nine months ended July 31, 2025, and $904,000 for the three months ended January 31, 2026. The revision had no impact on operating income, net income, earnings per share, total assets, total liabilities, stockholders’ equity, or cash flows for any period presented.

The following tables summarize the effect of the revision on the Company’s condensed consolidated statements of operations:

Three Months Ended July 31, 2025

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$23,910,514	$-	$23,910,514
Cost of sales	20,997,777	657,709	21,655,486
Gross profit	2,912,737	(657,709)	2,255,028
Selling and administrative expenses	4,007,888	(657,709)	3,350,179
Operating income	$(1,095,151)	$-	$(1,095,151)

Nine Months Ended July 31, 2025

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$68,535,860	$-	$68,535,860
Cost of sales	55,253,979	2,192,266	57,446,245
Gross profit	13,281,881	(2,192,266)	11,089,615
Selling and administrative expenses	11,897,386	(2,192,266)	9,705,120
Operating income	$1,384,495	$-	$1,384,495

Three Months Ended January 31, 2026

(Unaudited)	As Previously Reported	Revision	As Revised
Net sales	$25,565,840	$-	$25,565,840
Cost of sales	18,536,823	904,080	19,440,903
Gross profit	7,029,017	(904,080)	6,124,937
Selling and administrative expenses	4,443,286	(904,080)	3,539,206
Operating income	$2,376,742	$-	$2,376,742

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

NOTE 5 - INVENTORIES

Inventories at July 31, 2026 and October 31, 2025 consisted of the following:

	July 31, 2026	October 31, 2025
Packed coffee	$3,646,249	$1,767,614
Green coffee	13,752,345	16,551,660
Roasters and parts	383,539	429,466
Packaging supplies	1,698,556	1,697,741
Totals	$19,480,689	$20,446,481

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

The Company recorded realized and unrealized gains and losses respectively, on these contracts as follows:

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Gross realized gains (losses), net	$541,375	$3,165,010	$(186,950)	$1,286,558
Unrealized gains (losses), net	240,355	(2,478,142)	807,633	(2,056,404)
Total	$781,730	$686,868	$620,683	$(769,846)

NOTE 7 - LINE OF CREDIT

On June 27, 2024, the Organic Products Trading Company, LLC (“OPTCO” and together with us, collectively referred to herein as the “Borrowers”) entered into the Tenth Loan Modification Agreement with Webster Financial Corp. (“Webster”) which amended the Amended and Restated Loan and Security Agreement (“A&R Loan Agreement”) to, among other things: (i) provide for a new loan maturity date of June 29, 2025, (ii) provide that the applicable margin requirement for any revolving loan outstanding under the A&R Loan Agreement to 2.25%, (iii) provide that the maximum facility amount shall be $10,000,000 and (iv) to adjust certain definitions and terms related to the borrowing base and leverage ratios applicable to the A&R Loan Agreement. The average interest for the three and nine months ended July 31, 2026 was 6.01% and 6.07%, respectively.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The Company is in compliance with financial covenants as of July 31, 2026. The outstanding balance on the Company’s line of credit was $2,150,000 and $6,050,000 as of July 31, 2026 and October 31, 2025, respectively.

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

As of July 31, 2026 and October 31, 2025, the Company did not have any unrecognized tax benefits or open tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 31, 2026 and October 31, 2025, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

The Company files a U.S. federal income tax return and California, Colorado, Connecticut, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Michigan, Montana, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia state tax returns.

For the three months ended July 31, 2026 and 2025, the Company recorded income tax expense of $293,083 and $17,584 respectively. For the nine months ended July 31, 2026 and 2025, the Company recorded income tax expense of $996,161 and $650,749, respectively.

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

The weighted average common shares outstanding used in the computation of basic and diluted earnings per share were 5,708,599 for the three-months ended July 31, 2026 and 2025, respectively, and 5,708,599 for the nine-months ending July 31, 2026 and 2025, respectively. The Company has 921,000 outstanding stock options which have not been included in the calculation of diluted earnings per share because they are antidilutive.

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

The Company determined that the incentive bonus represents a service-based compensation arrangement and is being recognized over the requisite service period from February 1, 2026 through January 1, 2030. As of July 31, 2026, the Company had recorded an accrued liability of approximately $204,256, which is included within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 11 - LEASES

The following summarizes the Company’s operating leases:

	July 31, 2026	October 31, 2025
Right-of-use lease assets	$1,694,679	$2,084,175

Lease liabilities - current portion	912,755	811,975
Lease liabilities - long-term	1,042,673	1,530,096
Total lease liability	$1,955,428	$2,342,071

The amortization of the right-of-use assets for the three months ended July 31, 2026 and 2025 was $164,235 and $200,913, respectively. The amortization of the right-of-use assets for the nine months ended July 31, 2026 and 2025 was $508,854 and $583,643, respectively.

Weighted average remaining lease term	2.29
Weighted average discount rate	6.88%

Maturities of lease liabilities by year for our operating leases are as follows:

2026	$245,520
2027	986,817
2028	810,355
2029	85,264
Thereafter	-
Total lease payments	2,127,956
Less: imputed interest	(172,528)
Present value of operating lease liabilities	$1,955,428

The aggregate cash payments under these leasing agreements were $280,141 and $347,600 for the three months ended July 31, 2026 and 2025, respectively. The aggregate cash payments under these leasing agreements were $839,074 and $749,524 for the nine months ended July 31, 2026 and 2025, respectively.

Variable lease payments were $75,418 and $102,000 during the three months ended July 31, 2026 and 2025, respectively. Operating lease costs were $204,724 and $245,600 for the three months ended July 31, 2026 and 2025, respectively. Variable lease payments were $224,903 and $372,724 during the nine months ended July 31, 2026 and 2025, respectively. Operating lease costs were $614,171 and $736,800 for the nine months ended July 31, 2026 and 2025, respectively.

In November 2024, the Company entered into a new lease in connection with the Second Empire Acquisition. As a result, the Company recognized a right-of-use asset and lease liability of $2,113,581 in connection with such new lease.

In October 2025, the Company ceased operations of its Comfort Foods manufacturing subsidiary and exited the leased facility located in North Andover, Massachusetts. The lease for the facility was scheduled to expire on May 31, 2028. Upon the closure of Comfort Foods, the Company determined that the right-of-use asset associated with the lease was fully impaired, as the facility would no longer be utilized in the Company’s operations. During October 2025, the Company recognized a gain of $210,567 upon the extinguishment of a portion of the lease liability, which is presented as gain on extinguishment of lease within other income (expense) in the consolidated statements of operations. Based on ongoing legal discussions with the landlord and management’s estimate of the expected settlement amount, the remaining obligation associated with the facility was approximately $200,000 as of July 31, 2026.

During the three months ended July 31, 2026, the Company renewed the lease for its operating facility through March 31, 2029. As a result of the lease renewal, the Company recognized an additional right-of-use asset and corresponding operating lease liability of approximately $119,358.

NOTE 12 - RELATED PARTY TRANSACTIONS

In January 2005, the Company established the “Coffee Holding Co., Inc. Non-Qualified Deferred Compensation Plan.” Currently, there is only one participant in the plan: the Company’s Chief Executive Officer. Within the plan guidelines, this employee is deferring a portion of his current salary and bonus. The assets are held in a separate trust. The deferred compensation payable represents the liability due to the Chief Executive Officer of the Company. The assets were $0 and $129,646 as of July 31, 2026, and October 31, 2025, respectively, and are included in Deposits and other assets in the accompanying condensed consolidated balance sheets. The deferred compensation liability at October 31, 2025 was $129,646. The Company’s Non-Qualified Deferred Compensation Plan was closed during the nine months ended July 31, 2026. As a result, there were no assets held in the trust and no related deferred compensation liability as of July 31, 2026.

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Options. The Company has an incentive stock plan, the 2013 Equity Compensation Plan (the “2013 Plan”), and on April 19, 2019, has granted 1,000,000 stock options to employees, officers and non-employee directors from the 2013 Plan each with an exercise price of $5.43. Options granted under the 2013 Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. During the year ended October 31, 2025 and the nine months ended July 31, 2026, no stock options were granted, forfeited, or expired. As of July 31, 2026 and October 31, 2025, 921,000 options were exercisable.

On January 28, 2026, the Company’s Board of Directors approved a cash dividend of $0.08 per share, representing one-third of net income. The dividend was payable on or about February 26, 2026, to shareholders of record as of February 10, 2026.

NOTE 14 - EQUITY INVESTMENT

In December 2025, the Company invested $850,000 in The Ryl Company LLC pursuant to a subscription agreement in exchange for a non-controlling minority interest. The investment is passive in nature, and the Company does not participate in the management or operations of The Ryl Company LLC. Accordingly, the Company does not have the ability to exercise significant influence over the investee and accounts for the investment under ASC 321, Investments—Equity Securities. The carrying amount of this investment as presented on the consolidated balance sheet at July 31, 2026 was $850,000.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the Trading Profit and Operating Income table below:

	Statements of Operations
	Three months ended July 31,
	2026	2025
Net sales	$21,686,262	$23,910,514
Cost of Goods Sold (1)	(16,882,814)	(20,885,641)
Gross Profit	4,803,448	3,024,873
Trading Profit (Loss) (1)	620,683	(769,845)
Overhead (2)	(3,099,801)	(3,350,179)
Operating income	$2,324,330	$(1,095,151)

	Statements of Operations
	Nine months ended July 31,
	2026	2025
Net sales	$69,378,258	$68,535,860
Cost of Goods Sold (1)	(55,123,851)	(58,133,113)
Gross Profit	14,254,407	10,402,747
Trading Profit (Loss) (1)	781,729	686,868
Overhead (2)	(9,992,569)	(9,705,120)
Operating income	$5,043,567	$1,384,495

(1)	Trading profit is included in cost of goods sold in the condensed consolidated statements of operations.

(2)	Overhead includes officers’ salaries and selling and administrative expenses included in the condensed consolidated statements of operations.

The CODM uses operating income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the coffee segment or into other parts of the entity such as for acquisitions or to pay dividends. Intra-entity sales and cash transfers are eliminated in operating income used by the CODM.

NOTE 16 - SUBSEQUENT EVENTS

In August 2026, the Company fully repaid the outstanding borrowings under its line of credit. Following the repayments, the outstanding balance under the line of credit was $0 as of August 31, 2026.

On August 31, 2026, the Company amended the employment agreement with its President and Chief Executive Officer to restore his annual base salary to $450,000, effective February 1, 2026, and eliminate the previously established $1.6 million incentive bonus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note on Forward-Looking Statements

Some of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Risk Factors” and elsewhere in this quarterly report include forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements upon information available to management as of the date of this quarterly report and management’s expectations and projections about future events, including, among other things:

●	our dependency on a single commodity could affect our revenues and profitability;
●	our success in expanding our market presence in new geographic regions;
●	the effectiveness of our hedging policy may impact our profitability;
●	our success in implementing our business strategy or introducing new products;
●	our ability to attract and retain customers;
●	our ability to obtain additional financing;
●	our ability to comply with the restrictive covenants we are subject to under our current financing arrangements;
●	the effects of competition from other coffee manufacturers and other beverage alternatives;
●	the impact to the operations of our Colorado facility;
●	general economic conditions and conditions which affect the market for coffee;
●	the macro global economic environment;
●	our ability to maintain and develop our brand recognition;
●	the impact of rapid or persistent fluctuations in the price of coffee beans;
●	fluctuations in the supply of coffee beans;
●	the volatility of our common stock; and
●	other risks which we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

Our net sales are driven primarily by the success of our sales and marketing efforts and our ability to retain existing customers and attract new customers. For this reason, we have made, and will continue to evaluate, strategic decisions to invest in measures that are expected to increase net sales. These transactions include our acquisition of Premier Roasters, LLC, including equipment and a roasting facility in La Junta, Colorado, the addition of a west coast sales manager to increase sales of our private label and branded coffees to new customers and the transaction with OPTCO. On June 29, 2016, we purchased substantially all the assets, including equipment, inventory, customer lists and relationships of Coffee Kinetics, LLC., a Washington limited liability company. On February 24, 2017, we acquired 100% of the capital stock of Comfort Foods, Inc. (“CFI”) , a Massachusetts based medium sized coffee roaster, manufacturing both branded and private label coffee for retail and foodservice customers. On November 6, 2024, we acquired substantially all of the assets of Empire Coffee Company, a New York-based long-running private-label roaster .

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

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Historically, we have used, and intend to continue to use in a limited capacity, short-term coffee futures and options contracts primarily for the purpose of partially hedging the effects of changing green coffee prices, as further explained in Note 6 of the Notes to our condensed consolidated financial statements in this quarterly report. In addition, we acquired, and expect to continue to acquire, future contracts with longer terms, generally three to four months, primarily for the purpose of guaranteeing an adequate supply of green coffee. Realized and unrealized gains or losses on options and futures contracts are reflected in our cost of sales. Gains on options and futures contracts reduce our cost of sales and losses on options and futures contracts increase our cost of sales. The use of these derivative financial instruments has generally enabled us to mitigate the effect of changing prices. We believe that, in normal economic times, our hedging policies remain a vital element to our business model not only in controlling our cost of sales, but also giving us the flexibility to obtain the inventory necessary to continue to grow our sales while trying to minimize margin compression during a time of historically high coffee prices. However, no strategy can entirely eliminate pricing risks and we generally remain exposed to losses on futures contracts when prices decline significantly in a short period of time, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties to any of our futures contracts. Although we have had net gains on options and futures contracts in the past, we have incurred significant losses on options and futures contracts during some recent reporting periods. In these cases, our cost of sales has increased, resulting in a decrease in our profitability or increase our losses. Such losses have and could in the future, materially increase our cost of sales and materially decrease our profitability and adversely affect our stock price. See our Annual Report on Form 10-K “Part I. Item 1A – Risk Factors - If our hedging policy is not effective, we may not be able to control our coffee costs, we may be forced to pay greater than market value for green coffee and our profitability may be reduced.” Failure to properly design and implement an effective hedging strategy may materially adversely affect our business and operating results. If the hedges that we enter do not adequately offset the risks of coffee bean price volatility or our hedges result in losses, our cost of sales may increase, resulting in a decrease in profitability or increased losses. As previously announced, as a result of the volatile nature of the commodities markets, we have and are continuing to scale back our use of hedging and short-term trading of coffee futures and options contracts, and intend to continue to use these practices in a limited capacity going forward.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended July 31, 2026. Critical accounting policies and the significant estimates in accordance with such policies are discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and notes thereto, each in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2026 Compared to the Three Months Ended July 31, 2025

Net Sales. Net sales totaled $21,686,262 for the three months ended July 31, 2026, a decrease of $2,224,252, or 9.3%, from $23,910,514 for the three months ended July 31, 2025. The decrease in net sales was primarily attributable to the sustained decline in green coffee prices that began in late January and continued throughout most of the quarter. In response to these market conditions, the Company reduced prices and continued promotional activity for its wholesale roasted coffee customers. In addition, the Company charged lower prices to its wholesale green coffee customers due to the decline in prevailing coffee market prices during the quarter.

Cost of Sales. Cost of sales for the three months ended July 31, 2026, was $16,262,131, or 75.0% of net sales, as compared to $21,655,486, or 90.6% of net sales, for the three ended July 31, 2025. Cost of sales consists primarily of the cost of green coffee and packaging materials and realized and unrealized gains or losses on hedging activity. While cost of sales decreased due to lower sales volume, cost of sales as a percentage of net sales also decreased, primarily due to a favorable inventory position acquired during the first half of the fiscal year when coffee prices decline significantly, tariff refunds recognized during the current period, and a net gain on trading activity during the current period compared to a net loss on trading activity in the comparative period.

Gross Profit. Gross profit for the three months ended July 31, 2026, was $5,424,131, an increase of $3,169,103 from $2,255,028 for the three months ended July 31, 2025. Gross profit as a percentage of net sales was 25.0% for the three months ended July 31, 2026, compared to 9.4% for the three months ended July 31, 2025. The increase in gross profit was primarily attributable to a favorable inventory position, tariff refunds, and a net gain on trading activity during the current period, as discussed above.

Operating Expenses. Total operating expenses decreased by $250,378 to $3,099,801 for the three months ended July 31, 2026, from $3,350,179 for the three months ended July 31, 2025. Selling and administrative expenses decreased from $3,166,764 for the three months ended July 31, 2025, to $2,899,193 for the three months ended July 31, 2026. Operating expenses decreased slightly compared to the prior-year period but remained generally consistent with historical levels.

Other Expense. Other expense for the three months ended July 31, 2026 was $37,809, a decrease of $54,869 from other expense of $92,678 for the three months ended July 31, 2025. The decrease in expense was primarily attributable to lower interest expense related to decreased borrowings outstanding under the Company’s line of credit during the current periods.

Income Before Provision for Income Taxes. We had income of $2,286,521 before income taxes for the three months ended July 31, 2026, compared to loss of $1,187,829 for the three months ended July 31, 2025, resulting in a net change of $3,474,350 for the three months ended July 31, 2026. The increase was primarily attributable to the market conditions described above.

Income Taxes. Our expense for income taxes for the three months ended July 31, 2026 totaled $293,083, compared to an expense of $17,584 for the three months ended July 31, 2025. The change was attributable to the difference in the income for the three months ended July 31, 2026 versus the three months ended July 31, 2025.

Net Income (Loss). We had net income of $1,993,438 or $0.35 per share basic and diluted, for the three months ended July 31, 2026, compared to net loss of $1,205,413, or $0.21 per share basic and diluted, for the three months ended July 31, 2025. The change in net income was due to our results of operations as described above.

Nine Months Ended July 31, 2026 Compared to the Nine Months Ended July 31, 2025

Net Sales. Net sales totaled $69,378,258 for the nine months ended July 31, 2026, an increase of $842,398, from $68,535,860 for the nine months ended July 31, 2025. The slight increase in net sales was driven by higher sales to legacy customers and incremental sales to new customers.

Cost of Sales. Cost of sales for the nine months ended July 31, 2026, was $54,342,122, or 78.3% of net sales, as compared to $57,446,245, or 83.8% of net sales, for the nine months ended July 31, 2025. Cost of sales decreased, and cost of sales as a percentage of net sales decreased, primarily due to a favorable inventory position and tariff refunds received during the current period, compared to tariff costs incurred during the prior-year period.

Gross Profit. Gross profit for the nine months ended July 31, 2026, was $15,036,136, an increase of $3,946,521 from $11,089,615 for the nine months ended July 31, 2025. Gross profit as a percentage of net sales was 21.7% for the nine months ended July 31, 2026, compared to 16.0% for the nine months ended July 31, 2025. The change in gross profit was due to our results of cost of sales as described above.

Operating Expenses. Total operating expenses increased by $287,449 to $9,992,569 for the nine months ended July 31, 2026, from $9,705,120 for the nine months ended July 31, 2025. Selling and administrative expenses increased from $9,067,134 for the nine months ended July 31, 2025, to $9,382,355 for the nine months ended July 31, 2026. Operating expenses remained relatively consistent compared to the prior-year period.

Other Income (Expense). Other expense for the nine months ended July 31, 2026 was $143,159, an increase of $1,311 from other expense of $141,848 for the nine months ended July 31, 2025. The slight increase in expense was primarily attributable to higher interest expense related to increased borrowings outstanding under the Company’s line of credit during the current periods.

Income Before Provision for Income Taxes. We had income of $4,900,408 before income taxes for the nine months ended July 31, 2026, compared to income of $1,242,647 for the nine months ended July 31, 2025, resulting in a net change of $3,657,761 for the nine months ended July 31, 2026. The change was due to the conditions described above.

Income Taxes. Our expense for income taxes for the nine months ended July 31, 2026 totaled $996,161, compared to an expense of $650,749 for the nine months ended July 31, 2025. The change was attributable to the difference in the income for the nine months ended July 31, 2026 versus the nine months ended July 31, 2025.

Net Income. We had net income of $3,904,247 or $0.68 per share basic and diluted, for the nine months ended July 31, 2026, compared to net income of $591,898, or $0.10 per share basic and diluted, for the nine months ended July 31, 2025. The change in net income (loss) was due to our results of operations as described above.

Liquidity and Capital Resources

As of July 31, 2026, we had working capital of $25,536,749, which represented a $2,903,457 increase from our working capital of $22,633,292 at October 31, 2025. Our working capital increased primarily due to paydown of our outstanding line of credit during the period.

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

Each of the A&R Loan Facility and A&R Loan Agreement contains covenants, subject to certain exceptions, that place annual restrictions on the Borrowers’ operations, including covenants relating to debt restrictions, capital expenditures, indebtedness, minimum deposit restrictions, tangible net worth, net profit, leverage, employee loan restrictions, dividend and repurchase restrictions (common stock and preferred stock), and restrictions on intercompany transactions. The outstanding balance on the Company’s line of credit was $2,150,000 and $6,050,000 as of July 31, 2026, and October 31, 2025, respectively.

For the nine months ended July 31, 2026, our operating activities provided net cash of $7,795,367, as compared to the nine months ended July 31, 2025, when operating activities used net cash of $5,396,716, respectively. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued expenses.

For the nine months ended July 31, 2026, our investing activities used net cash of $1,213,538, as compared to the nine months ended July 31, 2025, when net cash used in investing activities was $1,254,535. Investing activities during the current period primarily consisted of the purchase of an investment and capital expenditures, while investing activities during the prior-year period primarily consisted of acquisition-related payments and capital expenditures.

For the nine months ended July 31, 2026, our financing activities had net cash used of $4,367,813, compared to net cash provided by financing activities of $6,250,000, for the nine months ended July 31, 2025. The year-over-year change was primarily attributable to repayments on the Company’s line of credit and dividend payments, during the current period, compared to net borrowings under the line of credit during the prior-year period.

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

Notwithstanding such material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and nine months ended July 31, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended July 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a)(1)(i) and Item 408(c), respectively, of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Amendment No. 2, dated August 31, 2026, to the Amended and Restated Employment Agreement by and between Coffee Holding Co., Inc. and Andrew Gordon. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2026).

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

Coffee Holding Co., Inc.

Date:	September 11, 2026	By:	/s/ Andrew Gordon
Name:	Andrew Gordon
Title:	President, Chief Executive Officer and Chief Financial Officer

